Form 10QSB
period 2000-03-31
COMMERCEFIRST BANCORP INC
filed 2000-05-15
CIK 1098813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                           --------------------------


                                   FORM 10-QSB

(Mark One)

( X )           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

(   )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                                            ----------   --------

                        Commission File Number 333-91817
                     ---------------------------------------

                           COMMERCEFIRST BANCORP, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                           52-2180744
-------------------------------------------------------------------------------
(State of other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

 705 Melvin Avenue, Suite 104, Annapolis MD                   21401
-------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)

                                  410-280-6695
                            ------------------------
              (Registrant's telephone number, including area code)


              -----------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     No X
   ----   ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    As of March 31, 2000, registrant had outstanding 65,000 shares of Common Stock.

                           CommerceFirst Bancorp, Inc.

                                   FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION
PAGE(S)
-------


   Item 1 - Financial Statements

     Balance Sheets - March 31, 2000 (Unaudited)
       and December 31, 1999 (Audited)                                                       1


     Statements of Operations                                                                2
           o    Three month period ended March 31, 2000 (Unaudited)
           o    For the period from July 9, 1999 to December 31, 1999 (Audited)
           o    For the period from July 9, 1999 to March 31, 2000 (Unaudited)

     Statements of Changes in Stockholders' Equity                                           3
           o    Three month period ended March 31, 2000 (Unaudited)
           o    For the period from July 9, 1999 to December 31, 1999 (Audited)
           o    For the period from July 9, 1999 to March 31, 2000 (Unaudited)

     Statements of Cash Flows                                                                4
           o    Three month period ended March 31, 2000 (Unaudited)
           o    For the period from July 9, 1999 to December 31, 1999 (Audited)
           o    For the period from July 9, 1999 to March 31, 2000 (Unaudited)

     Notes to Financial Statements                                                         5-7


     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                                           8-9


PART II - OTHER INFORMATION


SIGNATURES

                           COMMERCEFIRST BANCORP, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                                               Mar 31, 2000              Dec 31, 1999
                                                                (Unaudited)                (Audited)
                                                               ------------              ------------
ASSETS

Cash                                                              $ 331,321                 $ 143,774

Security deposit                                                     15,000                        --

Equipment (net)                                                       8,406                     7,012
                                                                  ---------                 ---------

            TOTAL ASSETS                                          $ 354,727                 $ 150,786
                                                                  =========                 =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                             $ 154,702                 $101,969
                                                                  ---------                 --------

COMMITMENTS

STOCKHOLDERS' EQUITY

Common Stock
$.01 par value, 4,000,000 shares authorized,
32,500 shares issued & outstanding (12/31/1999)                                                  325
65,000 shares issued & outstanding (3/31/2000)                         650

Surplus                                                            649,350                   324,675

Deficit accumulated during the
development stage                                                 (449,975)                 (276,183)
                                                                  --------                   --------

    TOTAL STOCKHOLDERS' EQUITY                                     200,025                    48,817
                                                                  --------                   --------


             TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                            $ 354,727                 $ 150,786
                                                                  ========                   ========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           COMMERCEFIRST BANCORP, INC.
                          (A Development Stage Company)


                            STATEMENTS OF OPERATIONS


                                                                          For the Period from    For the Period from
                                                      Three Months            July 9, 1999            July 9, 1999
                                                          Ended           (Date of Inception)    (Date of Inception)
                                                      March 31, 2000      to December 31, 1999   to March 31, 2000
                                                      --------------       --------------------   -------------------
                                                       (Unaudited)             (Audited)              (Unaudited)
REVENUES:

               Interest income                              $ 8,731                  $ 3,991              $ 12,722

EXPENSES:

              Depreciation                                      736                      412                 1,148
              Legal and professional                         49,291                  116,460               165,751
              Salaries                                       86,966                  127,336               214,302
              Rent                                           11,500                    6,000                17,500
              Marketing and consulting                       15,137                   17,870                33,007
              Office supplies                                15,229                    4,012                19,241
              Business development                            1,241                    1,739                 2,980
              Miscellaneous                                   2,423                    6,345                 8,768
                                                           --------                  -------              --------

              Total expenses                                182,523                  280,174               462,697
                                                           --------                  -------              --------


LOSS BEFORE INCOME TAX BENEFIT                             (173,792)                (276,183)             (449,975)

INCOME TAX BENEFIT                                               --                       --                    --
                                                           --------                  -------              --------


NET LOSS                                                 $ (173,792)              $ (276,183)           $ (449,975)
                                                         ===========              ===========           ===========

EARNINGS (LOSS) PER SHARE
Basic net loss per share                                    $ (3.21)                 $ (8.50)             $ (11.33)
                                                         ===========              ===========           ===========
Diluted net loss per share                                  $ (3.21)                 $ (8.50)             $ (11.33)
                                                         ===========              ===========           ===========
Weighted average shares of
  common stock outstanding                                   54,166                   32,500                39,722
                                                         ===========              ===========           ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           COMMERCEFIRST BANCORP, INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        FOR THE PERIOD FROM JULY 9, 1999
                      (DATE OF INCEPTION) TO MARCH 31, 2000


                                           Common                          Deficit Accumulated
                                            Stock                             During the
                                         (Par Value)       Surplus         Development Stage             Total
                                         -----------      ---------       --------------------          ---------
BALANCES AT JULY 9, 1999                  $       --       $     --            $      --                $      --

Issuance of Common Stock                         325        324,675                                       325,000

Net Loss                                                                         (276,183)               (276,183)
                                         -----------      ---------           -----------                --------

BALANCES AT DECEMBER 31, 1999                    325        324,675              (276,183)                 48,817
                                         ===========      =========           ===========                ========
(Audited)
Issuance of Common Stock                         225        224,775                                       225,000

Net Loss                                                                          (36,674)                (36,674)
                                         -----------      ---------           -----------                --------

BALANCES AT JANUARY 31, 2000                     550        549,450              (312,857)                237,143
                                         ===========      =========           ===========                ========
(Unaudited)
Issuance of Common Stock                         100         99,900                                       100,000

Net Loss                                                                          (61,826)                (61,826)
                                         -----------      ---------           -----------                --------

BALANCES AT FEBRUARY 29, 2000                    650        649,350              (374,683)                275,317
                                         ===========      =========           ===========                ========
(Unaudited)
Net Loss                                                                          (75,292)                (75,292)
                                         -----------      ---------           -----------                --------

BALANCES AT MARCH 31, 2000                   $   650      $ 649,350            $ (449,975)              $ 200,025
                                         ===========      =========           ===========                ========
(Unaudited)


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           COMMERCEFIRST BANCORP, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                                      For the Period from     For the Period from
                                                                    Three Months          July 9, 1999            July 9, 1999
                                                                        Ended          (Date of Inception)     (Date of Inception)
                                                                    March 31, 2000     to December 31, 1999     to March 31, 2000
                                                                   ----------------    ---------------------   -------------------
                                                                      (Unaudited)            (Audited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Loss                                                         $ (173,792)              $ (276,183)           $ (449,975)

    Adjustments  to  reconcile  net loss to net cash
    used by operating activities:
       Depreciation                                                         736                      412                 1,148
       Increase (decrease) in accounts payable
         and accrued expenses                                            52,734                  101,969               154,703
                                                                      ---------               ----------            ----------

             Net cash used by
             operating activities                                      (120,322)                (173,802)             (294,124)
                                                                      ---------               ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Security deposit                                                    (15,000)                                       (15,000)
    Acquisition of equipment                                             (2,131)                  (7,424)               (9,555)
                                                                      ---------               ----------            ----------

              Net cash used by
              investing activities                                      (17,131)                  (7,424)              (24,555)
                                                                      ---------               ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of
       common stock to organizers                                       325,000                  325,000               650,000
                                                                      ---------               ----------            ----------

NET INCREASE IN CASH                                                    187,547                  143,774               331,321

CASH AT BEGINNING OF PERIOD                                             143,774                       --                    --
                                                                      ---------               ----------            ----------

TOTAL CASH                                                              331,321                  143,774               331,321
                                                                      ---------               ----------            ----------

CASH AT END OF PERIOD                                                 $ 331,321                $ 143,774             $ 331,321
                                                                      =========               ==========            ==========

Supplemental Cash Flows Information:
    Interest payments                                                 $      --                $      --             $      --
                                                                      =========               ==========            ==========
    Income tax payments                                               $      --                $      --             $      --
                                                                      =========               ==========            ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           COMMERCEFIRST BANCORP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS

    CommerceFirst Bancorp, Inc. was incorporated on July 9, 1999, under the laws of the State of Maryland to operate as a bank holding company. It is intended that the Company will purchase all the shares of common stock to be issued by CommerceFirst Bank (the "Bank"). An application to organize the Bank was filed with the Maryland Department of Financial Regulation on November 29, 1999. The Bank has not commenced operations and will not do so unless the public offering of stock by the Company is completed and the Bank meets the conditions of the Maryland Department of Financial Regulation to receive its charter authorizing it to commence operations as a commercial bank, and has obtained the approval of the FDIC to insure its deposit accounts.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.

    The financial data at December 31, 1999 is derived from audited financial statements that are included in the Company's Prospectus dated February 22, 2000 relating to its offering of 800,000 shares of common stock and should be read in conjunction with the audited financial statements and notes contained therein. Interim results are not necessarily indicative of results for the full year.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. It is again suggested that these financial statements be read in conjunction with the prospectus dated February 22, 2000.

3.  DEVELOPMENT STAGE COMPANY

    The Company is currently devoting substantially all of its efforts establishing a new banking business and raising capital, accordingly, the Company meets the criteria defined by Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises."

                           COMMERCEFIRST BANCORP, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Continued)


4.  COMMON STOCK SUBSCRIPTION FUNDS

    As a result of the Company's prospectus dated February 22, 2000, the Company, through an escrow agent, has been receiving subscriptions for the Company's common stock. As of March 31, 2000, the amount received was $2,273,500; these funds are invested in short-term government obligations and investments that are permissible under Commission rule 15c2-4. If the Company or the Bank does not receive all necessary regulatory approvals, the subscription funds will be returned to the investors.

5.  FUNDING OF ORGANIZATION EXPENSES

    Organizational activities of the Company have been funded by the purchase of organizer shares by each of the 13 organizers. Each organizer has purchased 50 shares of common stock at a price of $1,000 per share, or an aggregate amount of $650,000 and 650 shares of common stock. Each of these shares will be used for the purchase of 100 shares of common stock in the offering. The shares to be purchased in the offering with the organizer shares will be counted in determining whether the minimum number of shares is subscribed for in the offering. In anticipation of the successful completion of the offering, the share information presented in the equity section of the balance sheet and in the earnings (loss) per share calculation displayed on the statement of operations has been adjusted to reflect the conversion of each organizer share into 100 shares of common stock.

6.  USE OF PROCEEDS

    On February 22, 2000, the Company's registration statement on Form SB-2 (No. 333-91817) relating to its initial offering of common stock, $0.01 par value, was declared effective by the Securities and Exchange Commission, and the offering commenced. As of March 31, 2000 and May 15, 2000, the offering was in progress and no proceeds had been directly received by the Company.

7.  CREDIT RISK

    The Company has deposits in a financial institution in excess of amounts insured by the FDIC; however, this institution is considered to be a sound institution within the industry.

                           COMMERCEFIRST BANCORP, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

8.  INCOME TAXES

    The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. Deferred income taxes will be recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized, accordingly, no deferred income taxes or income tax benefits have been recorded by the Company.

9.  NET LOSS PER COMMON SHARE

    Net loss per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. There are no common stock equivalents resulting from dilutive stock options.

10. RELATED PARTY TRANSACTIONS

    The Company has paid $20,000 during the first quarter of 2000 for legal expenses to a law firm of which the Chairman of the Board of the Company is also a principal. The Company also sub-leases office space in Annapolis, Maryland for $1,500 per month from this law firm. The terms of the sub-lease agreement appear to be at least as favorable as what could have been attained from an unaffiliated party. Accounts payable and accrued expenses include $25,206 payable to the law firm and $73,834 of unpaid officer salaries.

11. COMMITMENTS

    On February 17, 2000, the Company entered into a lease for a facility to serve as the executive offices for the Company and as the main banking office for the Proposed Bank and paid $7,000 in rent during the first quarter of 2000. The facility, which is approximately 8,100 square feet and located in Annapolis, Maryland, is leased by the Company for five years with three five year renewal options, at an initial rent of $19 per square foot, plus annual increases of 3%. Delivery of the premises is expected to occur in June 2000. In the event that all regulatory approvals required for the opening of the Proposed Bank are not received, the lease can be terminated by the payment of a fee of $100,000 in addition to the forfeiture of a $15,000 deposit.

MANAGEMENT'S DISCUSSION AND ANALYSIS

    The following discussion should be read in conjunction with the prospectus dated February 22,2000.

    CommerceFirst Bancorp, Inc. (the "Company") is a proposed bank holding company that is, as of March 31, 2000, in the process of offering up to 800,000 shares of its common stock at a price of $10.00 per share (the "Offering"). CommerceFirst Bancorp may also sell up to an additional 200,000 shares of common stock if the number of shares subscribed for exceeds the number of shares offered. As of March 31, 2000, the Company is devoting substantially all of its efforts to establishing a new banking business and raising capital and is therefore defined as a development stage company.

    Organizational activities of the Company have been funded by the purchase of organizer shares by each of the 13 organizers. Each organizer has purchased 50 shares of common stock at a price of $1,000 per share, or an aggregate amount of $650,000 and 650 shares of common stock. Each of these shares will be used for the purchase of 100 shares of common stock in the offering. The shares to be purchased in the offering with the organizer shares will be counted in determining whether the minimum number of shares is subscribed for in the offering. This temporary funding source is expected to be sufficient to meet the Company's needs until the sale of shares pursuant to the Offering is completed.

    It is anticipated that the Bank will incur approximately $300,000 in expenses for furniture, fixtures and equipment and leasehold improvements for its headquarters, branch and operations space. The Bank will contract its data processing requirements to an outside vendor. The Company had two full time employees and one part time employee at March 31, 2000, and expects to have ten to twelve employees at the Bank level at opening.

SUBSCRIPTION FOR COMMON STOCK

    As of March 31, 2000, the Company has received $2,273,500 in subscription funds through as escrow agent as a result of the Offering. These funds are invested in short-term government obligations and repurchase agreements and do not include $650,000 of organizer shares. If the Company or Bank does not receive all necessary regulatory approvals, the subscription funds will be returned to the investors. As of May 11, 2000, the Company has received (through the escrow agent for the Offering) $4,525,500 in subscriptions funds. Including organizer shares, a total of $5,175,500 has been received.

RESULTS OF OPERATIONS

    The Company reported a net loss of $(173,792) for the quarter ended March 31, 2000. From date of inception to March 31, 2000 the Company reports a cumulative loss of $(449,975). The loss is attributable primarily to start-up costs associated with filing fees, legal fees and salary expenses. The Company did earn $8,731 in interest income from organizer and subscription funds during the first quarter of 2000.

                           COMMERCEFIRST BANCORP, INC.

                           PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

On February 22, 2000, the Company's registration statement on Form SB-2 (No. 333-91817) relating to its initial offering of common stock, $0.01 par value, was declared effective by the Securities and Exchange Commission, and the offering commenced. As of March 31, 2000 and May 11, 2000, the offering was in progress and no proceeds had been released to the Company.

Item 6 - Exhibits and reports on Form 8-K

   a) Exhibit 27. Financial Data Schedule

   b) Report on Form 8-K - No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COMMERCEFIRST BANCORP, INC.

Date: May 12, 2000                    By: /s/ Richard J. Morgan
                                      -------------------------
                                      Richard J. Morgan, President


Date: May 12, 2000                    By /s/ Lamont Thomas
                                      -------------------------
                                      Lamont Thomas, Executive Vice President