Form 10QSB
period 2000-06-30
COMMERCEFIRST BANCORP INC
filed 2000-08-14
CIK 1098813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
( X )           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

(   )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from to
                                                ------------------

                        Commission File Number 333-91817
                        --------------------------------

                           COMMERCEFIRST BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 Maryland                                                             52-2180744
--------------------------------------------------------------------------------
(State of other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

1804 West Street, Suite 200, Annapolis MD                                  21401
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                  410-280-6695
                                  ------------
              (Registrant's telephone number, including area code)


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

         As of June 30, 2000, registrant had accepted subscriptions for 7,134,500 shares of Common Stock.

                           COMMERCEFIRST BANCORP, INC.

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                   PAGE(S)
                                                                                                 -------

   Item 1 - Financial Information

     Balance Sheets - June 30, 2000 (Unaudited)
       and December 31, 1999 (Audited)                                                                 1


     Statements of Operations                                                                          2
           o    Three month period ended June 30, 2000 (Unaudited)
           o    Six month period ended June 30, 2000 (Unaudited)
           o    For the period from July 9, 1999 to June 30, 2000 (Unaudited)

     Statements of Changes in Stockholders' Equity                                                     3
           o    For the period from July 9, 1999 to June 30, 2000 (Unaudited)

     Statements of Cash Flows                                                                          4
           o    Six month period ended June 30, 2000 (Unaudited)
           o    For the period from July 9, 1999 to June 30, 2000 (Unaudited)

     Notes to Financial Statements                                                                     5 - 7


     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                                                       8



PART II - OTHER INFORMATION                                                                            9


SIGNATURES                                                                                             10

PART I-Financial Information
ITEM 1. Financial Statements

               COMMERCEFIRST BANCORP, INC. AND COMMERCEFIRST BANK
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999

ASSETS                                                                            June 30, 2000         Dec 31, 1999
                                                                                   (Unaudited)           (Audited)
     Cash and due from banks                                                    $         833,834    $          143,774
     Federal funds sold                                                                 5,700,000                    --
     Federal Reserve Bank stock                                                           195,000                    --
     Equipment, at cost, net of accumulated depreciation                                    7,249                 7,012
     Security deposits                                                                     33,794                    --
                                                                                ------------------   -------------------

             TOTAL ASSETS                                                       $       6,769,877    $          150,786
                                                                                ==================   ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

     Accounts payable and accrued expenses                                      $         154,583    $          101,969
     Deposits                                                                              28,607                    --
                                                                                ------------------   -------------------

             TOTAL LIABILITIES                                                            183,190               101,969
                                                                                ------------------   -------------------

COMMITMENTS

STOCKHOLDER'S EQUITY

     Common Stock
            $.01 par value,  4,000,000 shares authorized,
            32,500 shares issued & outstanding                                                --                    325
            713,450 shares issued and outstanding                                           7,135                    --

     Surplus                                                                            7,012,099               238,872

     Deficit accumulated during the
            development stage                                                           (432,547)             (190,380)
                                                                                ------------------   -------------------

             TOTAL STOCKHOLDERS' EQUITY                                                 6,586,687                48,817
                                                                                ------------------   -------------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $       6,769,877    $          150,786
                                                                                ==================   ===================

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               COMMERCEFIRST BANCORP, INC. AND COMMERCEFIRST BANK
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months                  Six Months            For the Period from
                                                           Ended                         Ended                  July 9, 1999
                                                       June 30, 2000                 June 30, 2000          (Date of Inception)
                                                                                                              to June 30, 2000
REVENUES:

           Interest Income                       $                  75,315    $                   84,046    $              88,037
                                                 -------------------------    --------------------------    ---------------------

EXPENSES:

           Depreciation                                              1,157                         1,893                    2,305
           Legal and Professional                                    1,009                        34,006                   62,682
           Salaries                                                 89,480                       176,446                  303,782
           Rent                                                     35,145                        46,645                   52,645
           Marketing and Consulting                                 21,763                        36,900                   56,750
           Office Supplies                                           6,966                        22,195                   26,207
           Business Development                                      1,028                         2,269                    4,008
           Miscellaneous                                             3,436                         5,857                   12,205
                                                 -------------------------    --------------------------    ---------------------

           Total Expenses                                          159,984                       326,211                  520,584
                                                 -------------------------    --------------------------    ---------------------


LOSS BEFORE INCOME TAX BENEFIT                                     (84,669)                     (242,167)                (432,547)

INCOME TAX BENEFIT                                                      --                            --                       --
                                                 -------------------------    --------------------------    ---------------------

NET LOSS                                         $                 (84,669)   $                 (242,167)   $            (432,547)
                                                 =========================    ==========================    =====================

EARNINGS  (LOSS) PER SHARE
Basic net loss per share                                            $(0.30)                       $(1.41)                  $(4.24)
                                                 =========================    ==========================    =====================
Diluted  net loss per  share                                        $(0.30)                       $(1.41)                  $(4.24)
                                                 =========================    ==========================    =====================
Weighted average shares of
  common stock outstanding                                         281,150                       171,408                  101,954
                                                 =========================    ==========================    =====================

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               COMMERCEFIRST BANCORP, INC. AND COMMERCEFIRST BANK
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        FOR THE PERIOD FROM JULY 9, 1999
                      (DATE OF INCEPTION) TO JUNE 30, 2000

                                         Common            Surplus         Deficit Accumulated            Total
                                          Stock                                 During the
                                       (Par Value)                          Development Stage
Balances, July 9, 1999                $           --   $            --    $                   --    $             --

Net Loss                                          --                --                  (432,547)           (432,547)

Costs of Raising Capital                          --          (115,266)                       --            (115,266)

Issuance of 713,450 shares of
     common stock at $10
     per share                                 7,315          7,127,365                       --            7,134,680
                                      --------------   ----------------   ----------------------    -----------------

Balances, June 30, 2000               $        7,315   $      7,012,099   $             (432,547)   $       6,586,867
                                      ==============   ================   ======================    =================

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               COMMERCEFIRST BANCORP, INC. AND COMMERCEFIRST BANK
                         (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                  FOR THE PERIOD FROM
                                                                   SIX MONTHS         JULY 9, 1999
                                                                      ENDED       (DATE OF INCEPTION)
                                                                  JUNE 30, 2000    TO JUNE 30, 2000
CASH FLOWS FROM ACTIVITIES:

   Net Loss                                                        $ (242,167)        $ (432,547)

   Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation                                                       1,893              2,305
     Increase in security deposits                                    (33,794)           (33,794)
     Increase in accounts payable
        and accrued expenses                                           52,614            154,583
                                                                   ----------         ----------

           Net cash used by operating activities                     (221,454)          (309,453)
                                                                   ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                               (2,130)            (9,554)
   Purchase of Federal Reserve Bank Stock                            (195,000)          (195,000)
                                                                   ----------         ----------

           Net cash used in investing activites                      (197,130)          (204,554)
                                                                   ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in deposits                                                28,607             28,607
   Proceeds from issuance of common stock                           6,809,500          7,134,500
   Costs of raising capital                                           (28,463)          (115,266)
                                                                   ----------         ----------

           Net cash provided by financing activities                6,808,644          7,047,841
                                                                   ----------         ----------

NET INCREASE IN CASH                                                6,390,000          6,533,384

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                143,774                 --

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $6,533,834         $6,533,834
                                                                   ----------         ----------

Supplemental Cash Flows Information:
      Interest Payments                                            $       --         $       --
                                                                   ----------         ----------
      Income Tax Payments                                          $       --         $       --
                                                                   ----------         ----------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               COMMERCEFIRST BANCORP, INC. AND COMMERCEFIRST BANK
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

CommerceFirst Bancorp, Inc. (the "Company") was incorporated on July 9, 1999, under the laws of the State of Maryland, primarily to own all of the outstanding shares of a new bank with the name CommerceFirst Bank (the "Bank"). Upon obtaining all required regulatory approvals and complying with all terms and conditions contained in the prospectus, the Company broke escrow accepted subscriptions for and issued an additional 648,450 shares of common stock for $6,484,500, capitalized the Bank with $6,500,000 and officially opened its retail location and began its operations on June 29, 2000.

The Bank will be a full service community oriented financial institution operating primarily in the Anne Arundel County area, emphasizing commercial banking services to corporations, partnerships, small and medium sized businesses and sole proprietorships as well as to non-profit organizations and associations.

The Company is in the development stage and its efforts through June 30, 2000 have been principally devoted to raising capital, acquiring property and equipment, recruiting and training personnel, and start up operations. The Company meets the criteria defined by Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises."

On August 18, 2000, the Company is expected to complete an initial public offering of its securities. The Company expects that the proceeds of the offering will enable it to fund its operations at least through December 31, 2001.

     BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the results of operations for the periods presented have been included.

The financial data at December 31, 1999 is derived from audited financial statements that are included in the Company's Prospectus dated February 22, 2000 and the supplement thereto dated July 20, 2000 relating to its offering of 800,000 shares of common stock and should be read in conjunction with the audited financial statements and notes contained therein. Interim results are not necessarily indicative of results for the full year.

     PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of CommerceFirst Bancorp, Inc and CommerceFirst Bank. All significant intercompany accounts and transactions have been eliminated.

               COMMERCEFIRST BANCORP, INC. AND COMMERCEFIRST BANK
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     USE OF ESTIMATES:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. It is again suggested that these financial statements be read in conjunction with the prospectus dated February 22, 2000 and the supplement thereto dated July 20, 2000.

     DEPRECIATION:

Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

     CREDIT RISK:

The Bank has deposits and Federal funds sold of approximately $5,859,000 with one financial institution as of June 30, 2000.

     CASH AND CASH EQUIVALENTS:
The Bank included cash due from banks and Federal Funds sold as cash equivalents for purchases of reporting cash flows.

     INCOME TAX:

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

     NET LOSS PER COMMON SHARE:

Net Loss per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. There are no common stock equivalents resulting from dilutive stock options.

NOTE 2. FEDERAL RESERVE BANK STOCK

Federal Reserve Bank stock is an equity interest in the Federal Reserve Bank which does not have a readily determinable fair value for propose of Statement of Financial Accounting Statement ("SFAS") No. 115, Accounting for Certain Investment in Debt and Equity Securites, because its ownership is restricted and it lacks a market. Federal Reserve Bank stock can be sold back only at its par value of $100 per share and only to the Federal Reserve Bank or another member institution.

NOTE 3. COSTS ASSOCIATED WITH START-UP ACTIVITIES

The Company expenses costs incurred during the start-up phase of organization in
accordance  with  The  American  Institute  of  Certified  Public   Accountants'
Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities."

NOTE 4. COSTS ASSOCIATED WITH RAISING CAPITAL

The Company has incurred $115,246 in expenses relating to costs associated with raising Capital, including $102,078 incurred through March 31, 2000. Previously issued financial statements as of March 31, 2000 have reflected these costs as development stage expenses. These costs which are legal and professional and marketing and consulting, are now treated as a reduction of surplus in the stockholders' equity section of the balance sheet. Total stockholders' equity on previously issued financial statements has not changed.

               COMMERCEFIRST BANCORP, INC. AND COMMERCEFIRST BANK
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. COMMON STOCK SUBSCRIPTION FUNDS

As a result of the Company's prospectus dated February 22, 2000 and the supplement thereto dated July 20, 2000, the Company, through an escrow agent, has been receiving subscriptions for the Company's common stock. As of June 30, 2000, the amount received was $6,581,000; these funds were invested in short-term government obligations and investments that are permissible under Commission rule 15c2-4.

NOTE 6. FUNDING OF ORGANIZATIONAL EXPENSES

Organizational activities of the Company have been funded by the purchase of organizer shares by each of the 13 organizers. Each organizer has purchased 50 shares of common stock at a price of $1,000 per share, or an aggregate amount of $650,000 and 650 shares of common stock. Each of these shares will be used for the purchase of 100 shares of common stock in the offering. The shares to be purchased in the offering with the organizer shares were counted in determining whether the minimum number of shares was subscribed for in the offering. In anticipation of the successful completion of the offering, the share information presented in the equity section of the balance sheet and in the earnings (loss) per share calculation displayed on the statement of operations has been adjusted to reflect the conversion of each organizer share into 100 shares of common stock.

NOTE 7. USE OF PROCEEDS

On February 22, 2000, the Company's registration statement on Form SB-2 (No. 333-91817) relating to its initial public offering of common stock, $0.01 par value, was declared effective by the Securities and Exchange Commission. On June 29, 2000, subscriptions for 648,450 shares were accepted and a closing was held with respect to such shares resulting in net proceeds of $6,484,500.

NOTE 8. RELATED PARTY TRANSACTIONS

The Company has paid $20,000 during the six months ended June 30, 2000 for legal expenses to a law firm of which the Chairman of the Board of the Company is also a principal. The Company also sub-leased office space in Annapolis, Maryland for $1,500 per month from this law firm. The terms of the sub-lease agreement appear to be at least as favorable as what could have been attained from an unaffiliated party. Accounts payable and accrued expenses include $25,206 payable to the law firm and $92,168 of unpaid officer salaries.

NOTE 9. COMMITMENTS

On February 17, 2000, the Company entered into a lease for a facility to serve as the executive offices for the Company and as the main banking office for the new Bank and paid $38,395 in rent during the six months ended June 30, 2000. The facility, which is approximately 8,100 square feet and located in Annapolis, Maryland, is leased by the Company for five years with three five year renewal options, at an initial rent of $19 per square foot, plus annual increases of 3%. Delivery of the premises occurred in June 2000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the prospectus dated February 22,2000 and the supplement thereto dated July 20, 2000.

CommerceFirst Bancorp, Inc. (the "Company") is a bank holding company that is in the process of offering up to 800,000 shares of its common stock at a price of $10.00 per share (the "Offering"). CommerceFirst Bancorp may also sell up to an additional 200,000 shares of common stock if the number of shares subscribed for exceeds the number of shares offered. As of June 30, 2000, the Company devoted substantially all of its efforts to establishing a new banking business and raising capital and is therefore defined as a development stage company. As of June 29, 2000, having received all requisite regulatory approvals and have complied with all other terms and conditions contained in the prospectus, the Company broke escrow and CommerceFirst Bank opened for business. No significant banking transactions occurred on June 29 or 30, 2000.

Organizational activities of the Company have been funded by the purchase of organizer shares by each of the 13 organizers. Each organizer has purchased 50 shares of common stock at a price of $1,000 per share, or an aggregate amount of $650,000 and 650 shares of common stock. Each of these shares was used for the purchase of 100 shares of common stock in the offering. The shares purchased in the offering with the organizer shares were counted in determining whether the minimum number of shares was subscribed for in the offering. This temporary funding source was sufficient to meet the Company's needs until the sale of shares pursuant to the Offering is completed.

The Bank has incurred approximately $425,000 in expenses for furniture, fixtures and equipment and leasehold improvements for its headquarters, branch and operations space. The Bank has contracted its data processing requirements to an outside vendor. The Company had no employees at June 30, 2000 but, at the Bank level, had twelve employees at opening.

SUBSCRIPTION FOR COMMON STOCK

As of June 30, 2000, the Company has received $6,581,000 in subscription funds through an escrow agent as a result of the Offering. These funds have been invested in short-term government obligations and repurchase agreements and do not include $650,000 of organizer shares. Of that amount, $6,484,500 represented eligible subscriptions received through June 27, 2000 and was the amount of the escrow breakage.

RESULTS OF OPERATIONS

The Company reported a net loss of $84,669 for the quarter and a net loss of $242,167 for the six months ended June 30, 2000. From date of inception to June 30, 2000 the Company reported a cumulative loss of $432,547. The loss is attributable primarily to start-up costs associated with filing fees, legal fees and salary expenses. The Company earned $84,013 in interest income from organizer and subscription funds during the first half of 2000.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings
        Not Applicable

ITEM 2. Changes in Securities and Use of Proceeds

On February 22, 2000, the Company's registration statement on Form SB-2 (No. 333-91817) relating to its initial offering of common stock, $0.01 par value, was declared effective by the Securities and Exchange Commission, and the offering commenced. On June 29, 2000, subscriptions for 648,450 shares (excluding shares relating to the conversion of organizer shares) were accepted and a closing was held with respect to such shares, resulting of net proceeds of $6,484,500. No person or entity underwrote the Company's offering, which was made through the efforts of the Company's organizing directors and executive officers, with the limited assistance of Koonce Securities, Inc., in order to comply with the securities laws of certain of the states in which the shares were offered. Koonce will receive a fee of $15,000 for its services in connection with the offering, plus payment of $558 through June 30, 2000 for deposit delivery services. $6,500,000 (including funds from the prior issuance of organizer shares) has been contributed to the capital of the Bank for use in its lending and investment activities; the Company has received reimbursement of $59,746 from the Bank for payment of Bank-related expenses prior to opening. As of June 30, 2000, $96,500 remaining in the escrow account.

On July 20, 2000, the Company's supplement statement dated July 20, 2000 was declared effective by the Securities and Exchange Commission, and the offering was extended to August 18, 2000.

ITEM 3. Defaults upon Senior Securities
Not Applicable

ITEM 4. Submission of Maters to a Vote of Securities Holders
Not Applicable

ITEM 5. Other Information
Not Applicable

ITEM 6. Exhibits and reports on Form 8-K
     a)Exhibit 27. Financial Data Schedule
     b)Report on Form 8-K - No reports on Form 8-K were filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COMMERCEFIRST BANCORP, INC.

Date:      August 11, 2000            By:   /s/ Richard J. Morgan
       -----------------------             ----------------------
                                      Richard J. Morgan, President


Date       August 11, 2000            By:   /s/ Lamont Thomas
       -----------------------              ------------------
                                      Lamont Thomas, Executive Vice President
                                      Principal Financial and Accounting Officer