Form 10QSB
period 2000-09-30
COMMERCEFIRST BANCORP INC
filed 2000-11-13
CIK 1098813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

(MARK ONE)

( X )        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended September 30, 2000

                                       OR

(   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to
                                         ------------      -----------


                        Commission File Number 333-91817
                        --------------------------------

                           COMMERCEFIRST BANCORP, INC.
                      -------------------------------------
               (Exact name of issuer as specified in its charter)

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

                                  410-280-6695
                               -----------------
                (Issuer's telephone number, including area code)


          -------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         As of November 7, 2000, there were 822,250 shares of the issuer's common stock, $0.01 par value, outstanding.

                           COMMERCEFIRST BANCORP, INC.

                                   FORM 10-QSB

                                      INDEX



PART I - FINANCIAL INFORMATION                                                                            PAGE(S)
                                                                                                          -------

   Item 1 - Financial Statements

     Consolidated Balance Sheets - September 30, 2000 (Unaudited)
       and December 31, 1999 (Audited)                                                                       1

     Consolidated Statements of Operations                                                                   2
           o    Three month period ended September 30, 2000 (Unaudited)
           o    Nine month period ended September 30, 2000 (Unaudited)
           o    For the period from July 9, 1999 to September 30, 2000 (Unaudited)

     Consolidated Statements of Comprehensive Loss                                                           3
           o    Three month period ended September 30, 2000 (Unaudited)
           o    Nine month period ended September 30, 2000 (Unaudited)
           o    For the period from July 9, 1999 to September 30, 2000 (Unaudited)

     Consolidated Statements of Changes in Stockholders' Equity                                              4
           o    For the period from July 9, 1999 to September 30, 2000 (Unaudited)

     Consolidated Statements of Cash Flows                                                                   5
           o    Nine month period ended September 30, 2000 (Unaudited)
           o    For the period from July 9, 1999 to September 30, 2000 (Unaudited)

     Notes to Consolidated Financial Statements                                                             6-12

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                         13-14


PART II - OTHER INFORMATION                                                                                  14

Item 1 - Legal Proceedings                                                                                   14

Item 2 - Changes in Securities and Use of Proceeds                                                           14

Item 3 - Default upon Senior Securities                                                                      14

Item 4 - Submission of Matters to a Vote of Security Holders                                                 14

Item 5 - Other Information                                                                                   14

Item 6 - Exhibits and Reports on Form 8-K                                                                    14

SIGNATURES                                                                                                   15


                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

ASSETS                                            Sept 30, 2000   Dec 31, 1999
                                                   (Unaudited)     (Audited)

Cash and due from banks                           $  1,526,679    $    143,774

Federal funds sold                                   4,900,000              --

Investment securities available for sale,            1,206,100              --
     at fair value

Loans, less allowance for credit losses              2,795,826              --
      of $45,000

Premises and equipment, at cost, less                  347,681           7,012
      accumulated depreciation

Other assets                                            93,833              --
                                                  ------------    ------------
            TOTAL ASSETS                          $ 10,870,119    $    150,786
                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
   Non interest-bearing demand                    $    628,691    $         --
   Interest-bearing                                  2,871,064              --
                                                  ------------    ------------
            Total Deposits                           3,499,755              --
Other liabilities                                       36,860         101,969
                                                  ------------    ------------
            TOTAL LIABILITIES                     $  3,536,615    $    101,969
                                                  ------------    ------------

COMMITMENTS

STOCKHOLDERS' EQUITY

Common Stock
$.01 par value, 4,000,000 shares authorized,
32,500 shares issued & outstanding (12/31/1999)                            325
822,250 shares issued & outstanding (9/30/2000)          8,223

Surplus                                              8,099,012         238,872

Accumulated deficit                                   (773,508)       (190,380)

Accumulated other comprehensive loss                      (223)             --
                                                  ------------    ------------
            TOTAL STOCKHOLDERS' EQUITY               7,333,504          48,817
                                                  ------------    ------------

            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY              $ 10,870,119    $    150,786
                                                  ============    ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        FOR THE PERIOD FROM
                                                THREE MONTHS          NINE MONTHS           JULY 9, 1999
                                                    ENDED                ENDED           (DATE OF INCEPTION)
                                             SEPTEMBER 30, 2000    SEPTEMBER 30, 2000   TO SEPTEMBER 30, 2000

INTEREST INCOME ON:
              Loans, including fees                  6,919                 6,919                 6,919
              U.S. Treasury securities               4,756                 4,756                 4,756
              Federal Reserve stock                  2,925                 2,958                 2,958
              Other                                117,969               201,982               205,974
                                                 ---------             ---------             ---------

                  Total interest income          $ 132,569             $ 216,615             $ 220,607
                                                 ---------             ---------             ---------

INTEREST EXPENSE ON:
              Deposits                              19,031                19,031                19,031
                                                 ---------             ---------             ---------

NET INTEREST INCOME                                113,538               197,584               201,576
                                                 ---------             ---------             ---------

PROVISION FOR CREDIT LOSSES                         45,000                45,000                45,000
                                                 ---------             ---------             ---------

OTHER INCOME
              Service charges                        2,978                 2,978                 2,978
                                                 ---------             ---------             ---------

OTHER EXPENSES:
              Salaries                             223,777               400,223               527,559
              Legal and Professional                32,217                66,223                96,899
              Rent & Occupancy                      49,896                96,541               102,541
              Marketing and Consulting              43,278                80,178                98,028
              Office Supplies                       14,183                36,378                40,390
              Business development                   1,311                 3,580                 5,319
              Miscellaneous                          6,246                12,104                18,449
              Depreciation                          21,922                23,815                24,227
              Other Expenses                        19,649                19,649                19,650
                                                 ---------             ---------             ---------

              Total other expenses                 412,479               738,691               933,062
                                                 ---------             ---------             ---------

LOSS BEFORE INCOME TAX BENEFIT                    (340,963)             (583,129)             (773,508)

INCOME TAX BENEFIT                                      --                    --                    --
                                                 ---------             ---------             ---------

NET LOSS                                         $(340,963)            $(583,129)            $(773,508)
                                                 =========             =========             =========

EARNINGS (LOSS) PER SHARE:

Basic net loss per share                         $   (0.43)            $   (1.55)            $   (3.24)
                                                 =========             =========             =========
Diluted net loss per share                       $   (0.43)            $   (1.55)            $   (3.24)
                                                 =========             =========             =========
Weighted average shares of
      common stock outstanding                     785,983               376,267               238,760
                                                 =========             =========             =========



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS



                                                                                                FOR THE PERIOD FROM
                                                      THREE MONTHS           NINE MONTHS            JULY 9, 1999
                                                         ENDED                   ENDED           (DATE OF INCEPTION)
                                                    SEPTEMBER 30, 2000     SEPTEMBER 30, 2000   TO SEPTEMBER 30, 2000

Net Loss                                                 $(340,963)            $(583,129)            $(773,508)

Other comprehensive loss, net of tax:
    Unrealized holding losses arising
        during the period, net of deferred
        tax benefits of $140                                  (223)                 (223)                 (223)

    Reclassification adjustment for
        (gains) losses included in net loss                     --                    --                    --
                                                         ---------             ---------             ---------

Comprehensive loss                                       $(341,186)            $(583,352)            $(773,731)
                                                         =========             =========             =========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        FOR THE PERIOD FROM JULY 9, 1999
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2000


                                                                                         Accumulated
                                     Common                                                 Other              Total
                                     Stock                            Accumulated       Comprehensive      Stockholders'
                                  (Par Value)        Surplus            Deficit              Loss              Equity

Balances, July 9, 1999           $        --       $        --        $        --        $        --        $        --

Net Loss                                  --                --           (773,508)                --           (773,508)

Cost of Raising Capital                   --          (115,266)                --                 --           (115,266)

Other comprehensive loss,
    net of tax                            --                --                 --               (223)              (223)

Issuance of 822,250 shares
    of common stock at
    $10 per share                      8,223         8,214,278                 --                 --          8,222,500
                                 -----------       -----------        -----------        -----------        -----------

Balances, September 30, 2000     $     8,223       $ 8,099,012        $  (773,508)       $      (223)       $ 7,333,504
                                 ===========       ===========        ===========        ===========        ===========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             For the Period from
                                                                             Nine Months        July 9, 1999
                                                                                Ended        (Date of Inception)
                                                                         September 30, 2000  to September 30, 2000

CASH FLOWS FROM ACTIVITIES:
              Net Loss                                                       $   (583,129)       $   (773,508)

              Adjustments  to  reconcile  net loss to net cash
              used by operating activities:
                     Depreciation                                                  23,815              24,227
                     Provision for credit loss                                     45,000              45,000
                     Change in assets and liabilities
                          Increase in other assets                                (93,833)            (93,833)
                          (Decrease) increase in other liabilities                (65,109)             36,860
                                                                             ------------        ------------

                          Net cash used by
                          operating activities                                   (673,256)           (761,254)
                                                                             ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

              Purchases of available-for-sale securities                       (1,206,323)         (1,206,323)
              Increase in loans                                                (2,840,826)         (2,840,826)
              Purchases of premises and equipment                                (364,484)           (371,908)
                                                                             ------------        ------------

                          Net cash used by
                          investing activities                                 (4,411,633)         (4,419,057)
                                                                             ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

              Increase in deposits                                           $  3,499,755        $  3,499,755
              Proceeds from issuance of
                          common stock                                          7,896,501           8,222,501
              Costs of raising capital                                            (28,462)           (115,266)
                                                                             ------------        ------------

                          Net cash provided by
                          financing activities                                 11,367,794          11,606,990
                                                                             ------------        ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       6,282,905           6,426,679

CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                                                         143,774                  --
                                                                             ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        6,426,679           6,426,679
                                                                             ============        ============

Supplemental Cash Flows Information:
              Interest payments                                              $     17,971        $     17,971
                                                                             ------------        ------------
              Income tax payments                                            $         --        $         --
                                                                             ------------        ------------
              Total decrease in unrealized depreciation on                   $       (223)       $       (223)
                available-for-sale securities                                ------------        ------------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation:

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presented have been included.

         The financial data at December 31, 1999 is derived from audited financial statements that are included in the Company's Prospectus dated February 22, 2000 relating to its offering of shares of common stock and should be read in conjunction with the audited financial statements and notes contained therein. Interim results are not necessarily indicative of results for the full year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. It is again suggested that these financial statements be read in conjunction with the prospectus dated February 22, 2000 and the supplement statement dated July 20, 2000.

         Principles of Consolidation:

         The consolidated financial statements include the accounts of CommerceFirst Bancorp, Inc. (the "Company") and its subsidiary, CommerceFirst (the "Bank"). Intercompany balances and transactions have been eliminated.

         Use of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Securities Held to Maturity:

         Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the effective interest rate method over the period to maturity. Securities transferred into held to maturity from the available for sale portfolio are recorded at fair value at time of transfer with unrealized gains or losses reflected in equity and amortized over the remaining life of the security. The Bank has no investment securities classified as held to maturity as of September 30, 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Securities Available for Sale:

         Marketable debt and equity securities not classified as held to maturity are classified as available for sale. Securities available for sale may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Changes in unrealized appreciation (depreciation) on securities available for sale are reported in other comprehensive income. Realized gains (losses) on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. The gains and losses on securities sold are determined by the specific identification method. Premiums and discounts are recognized in interest income using the effective interest rate method over the period to maturity. Additionally, declines in the fair value of individual investment securities below their cost that are other than temporary are reflected as realized losses in the consolidated statements of income.

         Federal Reserve Bank ("FRB") stock is an equity interest in the FRB, which does not have a readily determinable fair value for purposes of Statement of Financial Accounting Standard ("SFAS") No 115, Accounting for Certain Investments in Debt and Equity Securities, because its ownership is restricted and it lacks a market. FRB stock can be sold back only at its par value of $100 per share and only to the FRB or another member institution.

         Loans and Allowance for Credit Losses:

         Loans are generally carried at the amount of unpaid principal, adjusted for deferred loan fees, which are amortized over the term of the loan using the effective interest rate method. Interest on loans is accrued based on the principal amounts outstanding. It is the Bank's policy to discontinue the accrual of interest when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Cash collections on such loans are applied as reductions of the loan principal balance and no interest income is recognized on those loans until the principal balance has been collected. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. The carrying value of impaired loans is based on the present value of the loan's expected future cash flows or, alternatively, the observable market price of the loan or the fair value of the collateral. The Bank has no loans considered to be impaired as of September 30, 2000.

         The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. The allowance, based on evaluations of the collectibility of loans and prior loan loss experience, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrower's ability to pay.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         While management believes it has established the allowance for credit losses in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank's regulators or its economic environment will not require further increases in the allowance.

         Bank Premises and Equipment:

         Bank premises and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the terms of the leases or their estimated useful lives. Expenditures for improvements which extend the life of an asset are capitalized and depreciated over the asset's remaining useful life. Any gains or losses realized on the disposition of premises and equipment are reflected in the consolidated statements of income. Expenditures for repairs and maintenance are charged to other expenses as incurred. Computer software is recorded at cost and amortized over three to five years.

         Long-Lived Assets:

         The carrying value of long-lived assets and certain identifiable intangibles is reviewed by the Bank for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         Credit Risk:

         The Bank has deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank had deposits and Federal funds sold of approximately $6,277,000 with one financial institution as of September 30, 2000.

         Cash and Cash Equivalents:

         The Bank has included cash and due from banks and Federal funds sold as cash and cash equivalents for the purpose of reporting cash flows.

NOTE 2. DEVELOPMENT STAGE OPERATIONS

         Through June 30, 2000, the Company devoted substantially all of its efforts towards establishing a new banking business and raising capital, and accordingly, the Company met the criteria defined by Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." The Bank commenced lending and teller operations during the third quarter of 2000 and is no longer considered in the development stage.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES

         Investment securities are summarized as follows:


                                                                       Gross               Gross
                                                 Amortized          Unrealized           Unrealized             Fair
         SEPTEMBER 30, 2000                         Cost               Gains               Losses               Value
         ------------------                      ---------           ----------          ----------             -----

          AVAILABLE FOR SALE:
          U.S. TREASURY (DUE WITHIN ONE YEAR)    $  974,462          $       --          $      362          $  974,100
          OTHER EQUITY SECURITIES                    37,000                  --                  --              37,000
                                                 ----------          ----------          ----------          ----------
                                                  1,011,462                  --                 362           1,011,100
          FEDERAL RESERVE BANK STOCK                195,000                  --                  --             195,000
                                                 ----------          ----------          ----------          ----------

                                                 $1,206,462          $       --          $      362          $1,206,100
                                                 ==========          ==========          ==========          ==========


         Securities with amortized costs of $97,446 were pledged as collateral for short-term borrowings and financial instruments with off-balance sheet risk at September 30, 2000.

NOTE 4. LOANS

         Major categories of loans are as follows:

                                                                  SEPTEMBER 30,
                                                                      2000
                                                                  -------------

         Mortgage related:
           Commercial                                              $2,183,495
         Commercial demand and time loans                             657,331
                                                                   ----------
                                                                    2,840,826

         Unearned income on loans                                        --
         Allowance for credit losses                                  (45,000)
                                                                   ----------
                                                                   $2,795,826
                                                                   ==========
         The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland. Although the loan portfolio will be diversified, its performance will be influenced by the economy of the region.

         Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At September 30, 2000 the amounts of such loans outstanding were approximately $479,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The allowance for credit losses is as follows:


                                                                   SEPTEMBER 30,
                                                                       2000
                                                                   -------------

         Balance, beginning of year                                   $  --
         Provision for credit losses                                   45,000
         Recoveries                                                      --
         Loans charged off                                               --
                                                                      -------
         Balance, end of year                                         $45,000
                                                                      =======

NOTE 5. PREMISES AND EQUIPMENT

         A summary of premises and equipment is as follows:

                                                                   SEPTEMBER 30,
                                                                       2000
                                                                   -------------

         Equipment                                                   $322,756


         Leasehold improvements                                        10,146
         Software                                                      39,006
                                                                     --------
                                                                      371,908
         Accumulated depreciation                                     (24,227)
                                                                     --------
                                                                     $347,681
                                                                     ========

NOTE 6. DEPOSITS

         Major classifications of interest-bearing deposits are as follows:

                                                                   SEPTEMBER 30,
                                                                       2000
                                                                   -------------

        NOW                                                        $    5,109
        Money Market                                                2,308,313
        Savings                                                        43,882
        Certificates of Deposit, $100,000 or more                     497,523
        Other time deposits                                            16,237
                                                                   ----------
                                                                   $2,871,064
                                                                   ==========

         Deposit  balances  of  executive   officers  and  directors  and  their
         affiliated interests totaled approximately $328,441 at September 30, 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INCOME TAXES

         The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the enacted rates that will be in effect when these differences reverse. Deferred income taxes will be recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized, accordingly, no deferred income taxes or income tax benefits have been recorded by the Company.

NOTE 8. NET LOSS PER COMMON SHARE

         Net loss per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. There are no common stock equivalents resulting from dilutive stock options.

NOTE 9. RELATED PARTY TRANSACTIONS

         The Company paid $12,400 during the third quarter of 2000 for legal expenses to a law firm of which the Chairman of the Board of the Company is also a principal.

         The Company paid $85,850 during the third quarter of 2000 to a computer consulting firm of which a Director is also a principal. Expenditures included computer hardware, software, installation, training and support services.

         The Company also paid $8,142 during the third quarter of 2000 for various group insurance benefits for which a Director will ultimately receive commission compensation.

NOTE 10. COMMITMENTS

         Building Lease:

         On February 17, 2000, the Company entered into a lease for a facility to serve as the executive offices for the Company and as the main banking office for the Bank. The facility, which is approximately 8,100 square feet and located in Annapolis, Maryland, is leased by the Company for five years with three five year renewal options, at an initial rent of $19 per square foot, plus annual increases of 3%. Total rent expense relating to this agreement was $38,484 for the third quarter of 2000.

         Agreement:

         The Company has entered  into an  agreement  with an outside  vendor to provide a full compliment of internet banking services to its customers. The cost of implementing and installing this system is approximately $27,000 and is estimated to be completed during the fourth quarter of 2000.

         Financial instruments:

         The Bank is a party to financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments typically include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Outstanding unused lines of credit are as follows:

                                                          2000
                                                        ---------
         Unused lines of credit:
           Commercial lines                             $ 321,519

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

     Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

     The following discussion should be read in conjunction with the prospectus dated February 22, 2000 and the supplement thereto dated July 20, 2000.

General

     CommerceFirst Bancorp, Inc. (the "Company") is the bank holding company for CommerceFirst Bank, a Maryland chartered commercial bank headquartered in Annapolis, Maryland (the "Bank"). The Bank was capitalized, became a wholly owned subsidiary of the Company and commenced operations on June 29, 2000. Prior to that date, substantially all of the Company's efforts had been devoted to organizing the Bank, obtaining the requisite regulatory approvals for operation of the Bank and raising capital. As a result of the Company's offering of shares of its common stock at an offering price of $10.00 per share, an aggregate of $8,222,500 was raised, including shares purchased by organizers. To date, $6,500,000 of the gross proceeds of the offering have been contributed to the capital of the Bank. The balance remains at the Company level, invested in repurchase agreements, and remains available for future contributions to the capital of the Bank, for payment of Company operating expenses and for other corporate purposes.

     The Bank has incurred approximately $425,000 in committed expenses for furniture, fixtures and equipment and leasehold improvements for its headquarters, branch and operations space. The Bank has contracted its data processing requirements to an outside vendor. The Company had no employees at September 30, 2000 but, at the Bank level, had thirteen employees on that date.

1. RESULTS OF OPERATIONS

     The Company reported a net loss of $(340,963) for the quarter and a net loss of $(583,129) for the nine months ended September 30, 2000. From date of inception to September 30, 2000 the Company reported a cumulative loss of $(773,508). The loss over the three-month period ended September 30, 2000 is attributed almost exclusively to the results of operations of the Bank and is in line with expectations; the balance of the loss is attributable primarily to start-up costs associated with filing fees, legal fees and salary expenses. There are no meaningful comparisons to the quarter ended June 30, 2000 or to other reporting periods.

2. FINANCIAL CONDITION.

     At September 30, 2000 deposits totaled $3.5 million, principally Money Market Deposit Accounts ($2.3 million) and demand deposits ($629 thousand). New loans totaled $2.8 million, principally real estate secured term loans. An allocation of $45,000 as a Provision for Credit Losses was taken during the quarter in accordance with the established business plan; there were no non-performing assets. Federal Funds Sold totaled $4.9 million while Investments (principally U.S. Treasury Bills and Federal Reserve Bank stock) were $1.2 million.

     Allowance for Credit Losses. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. The allowance, based on evaluations of the collectibility of loans and prior loan loss experience, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers' ability to pay. As the Bank is a new institution and has not had any experience of loan losses or non-performing assets, management also considers the loan loss experience of peer institutions in establishing the level of the allowance.

3. LIQUIDITY AND CAPITAL RESOURCES. The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. The Company's principal source of liquidity is cash on hand, which totaled $1.3 million on September 30, 2000. The Bank's principal sources of funds for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, proceeds from maturing investment securities, and net income. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank's lending and investment activities. The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions and Federal Funds Sold. The levels of such assets are dependent on the Bank's lending, investment and operating activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and loan demand, both current and anticipated. On September 30, 2000, the Bank's cash and cash equivalents totaled $5.2 million.

                           PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings - None

     Item 2 - Changes in Securities and Use of Proceeds

     On February 22, 2000, the Company's registration statement on Form SB-2 (No. 333-91817) relating to its initial offering of common stock, $0.01 par value, was declared effective by the Securities and Exchange Commission, and the offering commenced. On July 20, 2000, post-effective amendment no.1 to the Company's registration statement was declared effective by the Securities and Exchange Commission, and the offering was extended to August 18, 2000. On June 29, 2000, subscriptions for 648,450 shares (not including 65,000 shares purchased by organizers in exchange for organizer shares previously issued for an aggregate of $650,000) were accepted and a closing was held with respect to such shares, resulting of net proceeds of $6,484,500. On August 18, 2000, escrow was broken with respect to an additional 99,150 shares, for additional gross proceeds of $991,150. Total proceeds of the offering, including organizer share purchases, were $8,222,500. No person or entity underwrote the Company's offering, which was made through the efforts of the Company's organizing directors and executive officers, with the limited assistance of Koonce Securities, Inc., in order to comply with the securities laws of certain of the states in which the shares were offered. Koonce has received a fee of $15,000 for its services in connection with the offering, plus payment of $1,026 for deposit delivery services. $6,500,000 has been contributed to the capital of the Bank for use in its lending and investment activities; the Company has received reimbursement of $59,746 from the Bank for payment of Bank-related expenses prior to opening.

     Item 3 - Default upon Senior Securities - None

     Item 4 - Submission of Matters to a Vote of Security Holders - None

     Item 5 - Other Information - None

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

                                                COMMERCEFIRST BANCORP, INC.

Date:  November 10, 2000                 By:   /s/ Richard J. Morgan
                                         ---------------------------------------
                                         Richard J. Morgan, President

Date:  November 10, 2000                 By:  /s/ Lamont Thomas
                                              ----------------------------------
                                         Lamont Thomas, Executive Vice President