Form 10KSB
period 2000-12-31
COMMERCEFIRST BANCORP INC
filed 2001-03-26
CIK 1098813

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

[X]  Annual report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

     For the fiscal year ended December 31, 2000

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to ________________


Commission file number: 0-25923

                           CommerceFirst Bancorp, Inc.
                 (Name of Small Business Issuer in its Charter)


             Maryland                                    52-2180744
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


                      1804 West Street, Annapolis MD 21401
               (Address of Principal Executive Offices) (Zip Code)

Issuer's Telephone Number:  410-280-6695

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:
Common Stock $.01 par value

Check whether the Issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2000 were approximately $459,000.

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of March 13, 2001 was approximately $3,318,500.

As of March 13, 2001,  the number of  outstanding  shares of the Common Stock, $
 .01 par value, of CommerceFirst Bancorp, Inc. was 822,250.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         CommerceFirst Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland on July 9, 1999, to serve as the bank holding company for a newly formed Maryland chartered commercial bank. The Company was formed by a group of local businessmen and professionals with significant prior experience in community banking in the Company's market area, together with an experienced community bank senior management team. The Company's sole subsidiary, CommerceFirst Bank (the "Bank"), a Maryland chartered commercial bank and member of the Federal Reserve System, commenced banking operations on June 29, 2000. The Bank operates from one office in Annapolis, Maryland.

         The Bank operates as a community bank alternative to the superregional financial institutions that dominate its primary market area. The cornerstone of the Bank's philosophy is to provide superior, personalized service to its customers. The Bank focuses on relationship banking, providing each customer with a number of services, familiarizing itself with, and addressing itself to, customer needs in a proactive, personalized fashion.

         In August 2000, the Company completed its initial offering of shares of its common stock, $.01 par value ("Common Stock"), with the sale of 822,250 shares of Common Stock at a price of $10.00 per share, for total proceeds of $8,222,500. After expenses of the offering, the Company received net proceeds of $8,107,234. The Company initially capitalized the Bank with $6,500,000 of the proceeds of the offering.

         Description of Services. The Bank offers full commercial banking services to its business and professional clients. The Bank emphasizes providing commercial banking services to sole proprietorships, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near the Bank's primary service area. Limited retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community the Bank serves.

         The Bank is developing a loan portfolio consisting primarily of business loans with variable rates and/or short maturities where the cash flow of the borrower is the principal source of debt service with a secondary emphasis on collateral. Real estate loans are made generally for commercial purposes and are structured using fixed rates which adjust in three to five years, with maturities of five to ten years.

         In general, the Bank offers the following credit services:

         1) Commercial loans for business purposes including working capital, equipment purchases, real estate, lines of credit, and government contract financing. Asset based lending and accounts receivable financing are available on a selective basis.

         2)       Real estate loans for business and investment purposes.

         3)       Commercial lines of credit.

         4) Merchant credit card services are offered through an outside vendor.

         The direct lending activities in which the Bank engages each carries the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Federal Reserve Board and general economic conditions, nationally and in the Bank's primary market area have a significant impact on the Bank's and the Company's results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank. To the extent the Bank makes fixed rate loans, general increases in interest rates will tend to reduce the Bank's spread as the interest rates the Bank must pay for deposits increase while interest income is flat. Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.

         Deposit services include business and personal checking accounts, NOW accounts, and a tiered savings/Money Market Account basing the payment of interest on balances on deposit. Certificates of Deposits are offered using a tiered rate structure and various maturities. The acceptance of brokered deposits is not a part of the current strategy.

         Other services for business accounts include cash management services such as sweep accounts, repurchase agreements and credit card depository. An after hours depository is also available.

         Source of Business. Management believes that the market segments which the Bank targets, small to medium sized businesses and the professional base of the Bank's market area, demand the convenience and personal service that a smaller, independent financial institution such as the Bank can offer. It is these themes of convenience and personal service that form the basis for the Bank's business development strategies. The Bank provides services from its strategically located main office in Annapolis, Maryland which it believes meets the needs of the Bank's existing and potential customers, and provide prospects for additional growth and expansion. Subject to obtaining necessary regulatory approvals, capital adequacy, the identification of appropriate sites, then current business demand and other factors, the Company plans for the Bank to consider establishment of additional branch offices at some point in the future. There can be no assurance that the Bank will establish any additional branches or that they will be profitable.

         The Bank has capitalized upon the extensive business and personal contacts and relationships of its Directors and Executive Officers to establish the Bank's initial customer base. To introduce new customers to the Bank, reliance is placed on aggressive officer-originated calling programs and director, customer and shareholder referrals.

         The risk of nonpayment (or deferred payment) of loans is inherent in commercial banking. The Bank's marketing focus on small to medium-sized businesses may result in the assumption by the Bank of certain lending risks that are different from those attendant to loans to larger companies. Management of the Bank carefully evaluates all loan applications and attempts to minimize its credit risk exposure by use of thorough loan application, approval and monitoring procedures; however, there can be no assurance that such procedures can significantly reduce such lending risks.

EMPLOYEES

         At December 31, 2000 the Bank employed 12 persons on a full time basis, two of whom as senior officers. The Chairman of the Board, an attorney in private practice, devotes approximately 40 hours a month to the advancement of the Bank, principally in business development activities. The Company (as distinguished from the Bank) does not have any employees or officers who are not employees or officers of the Bank. None of the Bank's employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program that includes health and dental insurance, a 401k plan, and life and long-term disability insurance for substantially all full time employees.

MARKET AREA AND COMPETITION

         Location and Market Area. The Bank's main office and the headquarters of the Company and the Bank are located at 1804 West Street, Annapolis, Maryland 21401.

         The primary service area of the Bank is Anne Arundel County, Maryland, with secondary efforts directed toward the Baltimore/Washington vicinity. The entire area attracts a substantial business community as well as fostering a variety of support industries such as attorneys, lobbyists, government contractors, real estate developers and investors, non-profit organizations, tourism and consultants.

         Anne Arundel County, with a total population of about 485,000, has over 12,000 business establishments providing about 255,000 jobs, and an unemployment rate below the national average. Vibrant commercial development, with the attendant strong job growth, characterizes the Bank's primary marketing area.

         Competition. Deregulation of financial institutions and holding company acquisitions of banks across state lines has resulted in widespread, fundamental changes in the financial services industry. This transformation, although occurring nationwide, is particularly intense in the greater Baltimore/Washington, D.C. metropolitan area because of the changes in the area's economic base in recent years and changing state laws authorizing interstate mergers and acquisitions of banks, and the interstate establishment or acquisition of branches.

         In Anne Arundel County, Maryland, competition is exceptionally keen from large banking institutions headquartered outside of Maryland. In addition, the Bank competes with other community banks, savings and loan associations, credit unions, mortgage companies, finance companies and others providing financial services. Among the advantages that many of these institutions have over the Bank are their abilities to finance extensive advertising campaigns, maintain extensive branch networks and technology investments, and to directly offer certain services, such as international banking and trust services, which are not offered directly by the Bank. Further, the greater capitalization of the larger institutions allows for substantially higher lending limits than the Bank. Certain of these competitors have other advantages, such as tax exemption in the case of credit unions, and lesser regulation in the case of mortgage companies and finance companies.

REGULATION

         The following summaries of statutes and regulations affecting bank holding companies do not purport to be complete discussions of all aspects of such statutes and regulations and are qualified in their entirety by reference to the full text thereof.

         The Company. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, (the "Act") and is subject to supervision by the Federal Reserve Board. As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

         The Act requires approval of the Federal Reserve Board for, among other things, the acquisition by a proposed bank holding company of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank or the merger or consolidation by a bank holding company with another bank holding company. The Act also generally permits the acquisition by a bank holding company of control or substantially all the assets of any bank located in a state other than the home state of the bank holding company, except where the bank has not been in existence for the minimum period of time required by state law, but if the bank is at least 5 years old, the Federal Reserve Board may approve the acquisition.

         With certain limited exceptions, a bank holding company is prohibited from acquiring control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing service for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in, a company that engages in activities which the Federal Reserve Board has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such a determination, the Federal Reserve Board is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern. Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to banking include making or servicing loans, performing certain data processing services, acting as a fiduciary or investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare.

         Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Further, a holding company and any subsidiary bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. A subsidiary bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer obtain or provide some additional credit, property or services from or to such bank other than a loan, discount, deposit or trust service; (ii) the customer obtain or provide some additional credit, property or service from or to the Company or any other subsidiary of the Company; or (iii) the customer not obtain some other credit, property or service from competitors, except for reasonable requirements to assure the soundness of credit extended.

         Effective on March 11, 2000, the Gramm Leach-Bliley Act of 1999 (the "GLB Act") allows a bank holding company or other company to certify status as a financial holding company, which allows such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve Board to determine by regulation what other activities are financial in nature, or incidental or complementary thereto. The GLB Act allows a wider array of companies to own banks, which could result in companies with resources substantially in excess of the Company's entering into competition with the Company and the Bank.

         The Bank. The Bank, as a Maryland chartered commercial bank which is a member of the Federal Reserve System (a "state member bank") and whose accounts will be insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum legal limits of the FDIC, is subject to regulation, supervision and regular examination by the Maryland Department of Financial Institutions and the Federal Reserve Board. The regulations of these various agencies govern most aspects of the Bank's business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting stockholders.

         Competition among commercial banks, savings and loan associations, and credit unions has increased following enactment of legislation that greatly expanded the ability of banks and bank holding companies to engage in interstate banking or acquisition activities. As a result of federal and state legislation, banks in the Washington D.C./Maryland/Virginia area can, subject to limited restrictions, acquire or merge with a bank in another of the jurisdictions, and can branch de novo in any of the jurisdictions. Additionally, legislation has been proposed which may result in non-banking companies being authorized to own banks, which could result in companies with resources substantially in excess of the Company's entering into competition with the Company and the Bank.

         Banking is a business that depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of the bank's earnings. Thus, the earnings and growth of the Bank will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board, which regulates the supply of money through various means including open market dealings in United States government securities. The nature and timing of changes in such policies and their impact on the Bank cannot be predicted.

         Branching and Interstate Banking. The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the"Riegle-Neal Act") by adopting a law after the date of enactment of the
Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act.

         The Riegle-Neal Act authorizes the federal banking agencies to approve interstate branching de novo by national and state banks in states that specifically allow for such branching. The District of Columbia, Maryland and

Virginia have all enacted laws that permit interstate acquisitions of banks and bank branches and permit out-of-state banks to establish de novo branches.

         The GLB Act made substantial changes in the historic restrictions on non-bank activities of bank holding companies, and allows affiliations between types of companies that were previously prohibited. The GLB Act also allows banks to engage in a wider array of non-banking activities through "financial subsidiaries."

         Capital Adequacy Guidelines. The Federal Reserve Board and the FDIC have adopted risk based capital adequacy guidelines pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items.

         State member banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2) to risk weighted assets of 8%. At least half of this amount (4%) should be in the form of core capital. These requirements apply to the Bank and will apply to the Company (a bank holding company) once its total assets equal $150,000,000 or more, it engages in certain highly leveraged activities or it has publicly held debt securities.

         Tier 1 Capital generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as "available for sale" in accordance with FAS 115. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards, are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

         In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% - 5.0% or more. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to
Section 8(a) of the Federal Deposit Insurance Act (the "FDIA") and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

         Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by
Section 38 of the FDIA. Under the regulations, a bank shall be deemed to be: (i) "well capitalized" if it has a Total Risk Based Capital Ratio of 10.0% or more, a Tier 1 Risk Based Capital Ratio of 6.0% or more, a Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk Based Capital Ratio of 8.0% or more, a Tier 1 Risk Based Capital Ratio of 4.0% or more and a Tier 1 Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier 1 Risk based Capital Ratio that is less than 4.0% or a Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier 1 Risk Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

         An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency.

         An institution that is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

         A "critically undercapitalized institution" is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and the federal regulators agree to an extension. In general, good cause is defined as capital that has been raised and is imminently available for infusion into the Bank except for certain technical requirements that may delay the infusion for a period of time beyond the 90 day time period.

         Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan;
(iv) restrict the growth of the institution's assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital; restricting transactions with affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

         Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where: (i) an institution's obligations exceed its assets; (ii) there is substantial dissipation of the institution's assets or earnings as a result of any violation of law or any unsafe or unsound practice; (iii) the institution is in an unsafe or unsound condition; (iv) there is a willful violation of a cease-and-desist order; (v) the institution is unable to pay its obligations in the ordinary course of business; (vi) losses or threatened losses deplete all or substantially all of an institution's capital, and there is no reasonable prospect of becoming "adequately capitalized" without assistance;
(vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution's condition, or otherwise seriously prejudice the interests of depositors or the insurance fund; (viii) an institution ceases to be insured; (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

         Regulatory Enforcement Authority. Federal banking law grants substantial enforcement powers to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The main office of the Bank and the executive offices of the Bank and the Company are located at 1804 West Street, Annapolis, Maryland, in a brick and masonry structure with ample parking. The Company leases 8,100 square feet in the building under a five-year lease, which commenced in April 2000, at a beginning and current annual rent of $153,900, subject to annual increases of 3% per year. The Company has three five-year renewal options. Management believes adequate insurance coverage is in force.

ITEM 3.  LEGAL PROCEEDINGS.

         In the ordinary course of its business, the Company may become involved in routine legal proceedings. At December 31, 2000, there were no pending, or to the knowledge of the Company, threatened, legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Market for Common Stock and Dividends. The Company's Common Stock is not traded on any organized exchange or on the Nasdaq National Market or the Nasdaq Small Cap Market. As of December 31, 2000, three market makers made a market in the Common Stock in the over the counter "bulletin board" market under the symbol "CMFB". The Common Stock has traded only sporadically. No assurance can be given that an active or established trading market will develop in the foreseeable future. The following table sets forth the high and low bid prices for the Common Stock during each calendar quarter since the third quarter of 2000, during which the Company's initial public offering of shares was completed. These quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions. These quotations do not necessarily reflect the intrinsic or market values of the Common Stock.

  Period                      Low Bid                   High Bid
  ------------------------    ----------------------    --------------------
  Third Quarter 2000          $8.50                     $10.50
  Fourth Quarter 2000         $7.00                     $10.00

         As of December 31, 2000, there were 822,250 shares of Common Stock outstanding, held by approximately 327 shareholders of record. Additionally, warrants to purchase 123,337 shares of common stock at an exercise price of $10.00 per share, are to be issued to the organizers of the Company in connection with the Company's initial offering of shares. For additional information regarding the warrants, see note 11 to the Consolidated Financial Statements.

         Dividends. The Company has not paid any dividends to date. The payment of dividends by the Company will depend largely upon the ability of the Bank, its sole operating business, to declare and pay dividends to the Company, as the principal source of the Company's revenue, other than earnings on retained proceeds of the Company's initial offering of Common Stock, will initially be from dividends paid by the Bank. Dividends will depend primarily upon the Bank's earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to the Company and the Bank. It is anticipated that the Bank will incur losses during its initial phase of operations, and therefore, it is not anticipated that any dividends will be paid by the Bank or the Company for at least three years and in the foreseeable future. Even if the Bank and the Company have earnings in an amount sufficient to pay dividends, the Board of Directors may determine to retain earnings for the purpose of funding the growth of the Company and the Bank.

         Regulations of the Federal Reserve Board and Maryland law place limits on the amount of dividends the Bank may pay to the Company without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve Board has the same authority over bank holding companies.

         The Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies. Compliance with such standards, as presently in effect, or as they may be amended from time to time, could possibly limit the amount of dividends that the Company may pay in the future. In 1985, the Federal Reserve Board issued a policy statement on the payment of cash dividends by bank holding companies. In the statement, the Federal Reserve Board expressed its view that a holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income, or which could only be funded in ways that weaken the holding company's financial health, such as by borrowing. As a depository institution, the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Bank currently is not in default under any of its obligations to the FDIC.

         Recent Sales of Unregistered Shares. Between July 14, 1999 and May 17, 2000, the Company issued an aggregate of 650 shares of Common Stock to organizers of the Company and the Bank at a price of $1,000 per share in private placement transactions exempted pursuant to Section 4(2) of the Securities Act of 1933, pursuant to the terms of Organizer Agreements between CommerceFirst and the organizers. Each of such organizer shares was used as consideration for the purchase of 100 shares of common stock in the Company's registered offering. None of the organizer shares remains outstanding.

         Use of Proceeds. On February 22, 2000, the Company's registration statement on Form SB-2 (No. 333-91817) relating to its initial offering of common stock, $.01 par value, was declared effective by the Securities and Exchange Commission, and the offering commenced. On July 22, 2000, the Company's post-effective amendment no. 1 to the Company's registration statement was declared effective by the Securities and Exchange Commission, and the offering was extended to August 18, 2000. On June 29, 2000, subscriptions for 648,450 shares (not including 65,000 shares purchased by organizers in exchange for organizer shares previously issued for an aggregate of $650,000) were accepted and a closing was held with respect to those shares, resulting in net proceeds of $6,484,500. On August 18, 2000, escrow was broken with respect to an additional 99,150 shares, for additional gross proceeds of $991,150. Total proceeds of the offering, including organizer share purchases, were $8,222,250. No person or entity underwrote the Company's offering, which was made through the efforts of the Company's organizing directors and executive officers, with the limited assistance of Koonce Securities, Inc., in order to comply with the securities laws of certain of the states in which the shares were offered. Koonce receive a fee of $15,000 for its services in connection with the offering, and reimbursement of $1,026 for deposit delivery services.

A total of $6,500,000 has been contributed through December 31, 2000 to the capital of the Bank for use in its lending and investment activities. An aggregate of $452,354 has been expended by the Bank in renovation and equipping of its main office. The remaining proceeds of the offering retained by the Company are held in temporary investments.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         This discussion and analysis provides an overview of the financial condition and results of operations of CommerceFirst Bancorp, Inc. (the "Company") and CommerceFirst Bank (the "Bank") for the year 2000. The Company was formed on July 9, 1999; the Bank opened for business on June 29, 2000. In general, comparative discussion of the results of operations for the year ended December 31, 1999 and December 31, 2000 is not provided, as the Company had no operations other than organizational activity in 1999, and as such, comparisons do not provide accurate or meaningful information regarding the Company's financial position or results of operations.

         Forward Looking Statements. This discussion contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors and other conditions that, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company does not undertake to update any forward-looking statements to reflect occurrences or events that may not have been anticipated as of the date of such statements.

         It is intended that this discussion and analysis help the readers in their analysis of the accompanying consolidated financial statements.

GENERAL

         CommerceFirst Bancorp, Inc. was incorporated under the general corporation laws of the State of Maryland on July 9, 1999, and is headquartered in Annapolis, Maryland. The Company was formed to be the bank holding company for the Bank.

         On June 29, 2000, having received the required approvals from the State of Maryland and Federal Reserve System and been accepted for deposit insurance by the FDIC, CommerceFirst Bank opened its first office in Annapolis, Maryland. On that date the Company became a bank holding company by capitalizing the Bank with $6.5 million. The Bank's main office also serves as the headquarters for the Company.

         On August 18, 2000 the Company completed its initial offering of shares of the Company's common stock, having received subscriptions for 822,250 shares. Gross proceeds of the offering amounted to $8.2 million.

         CommerceFirst Bank was formed to serve the business community of Anne Arundel County, Maryland, and contiguous areas. The accompanying financial information shows total assets of the Company stood at nearly $20 million at year-end, after only six full months of operation.

RESULTS OF OPERATIONS

Overview

         The Company reported a net loss of $887,851 for the year ended December 31, 2000. A loss of $242,167 was incurred during the developmental stage, which encompassed the first half of the year, and is primarily attributable to start-up costs of the Company associated with filing fees, legal fees, salaries, rents and other related expenses necessary to complete the offering, file all Federal and state regulatory applications and prepare the Bank for business. During the last six months of the year when the Company was no longer considered in the developmental stage, it incurred expenses in excess of income of $645,684 as it geared up its operation to do business. These losses are expected to be reduced in the future as the Bank increases its deposit base and generates additional loan volume. The Company had a total deficit accumulated during the developmental stage period (July 9, 1999 through June 30, 2000) of $432,547.

         The Bank ended the year with deposits at $12.6 million, in line with expectations, but loan closings and funding did not materialize as quickly as anticipated. The Bank generated $6.2 million in loans outstanding at year-end, including $2.7 million in participation loans purchased to achieve a higher return than available from investment securities. The market is very competitive and the Bank is committed to maintaining a high quality portfolio that returns a reasonable market rate. The Company expects increased lending activity as the Bank's presence in the market is more widely known. The lending staff has been active in contacting new prospects and getting the Bank's name into the community. Management believes that this will translate into growth of a portfolio of quality loans, although there can be no assurance of this.

         The Bank plans to maintain the allowance for credit losses at an adequate level and ended the year with an allowance of 1.47% of outstanding loans. The Bank plans to review and make adjustments as the portfolio is evaluated and economic conditions suggest.

         It was expected that the Bank would sustain losses during the development stage period and not show an operating profit for any month for at least twenty-four months after opening for business. Earnings from investments by the Company of capital not invested in the Bank will slightly offset losses of the Bank, as the Company alone is marginally profitable.

Consolidated Average Balances, Yields and Rates

                                                                                          December 31, 2000
                                                                                          -----------------
                (Dollars in thousands)
                                                                          Average                                      Yield/
                                                                          Balance               Interest                Rate
                                                                          -------               --------                ----
ASSETS
Total loans                                                               $ 1,167                $   119                10.20%
Investment securities                                                         436                     26                 5.96%
Federal funds sold                                                          4,932                    314                 6.37%
                                                                          -------                -------                -----

         TOTAL EARNING ASSETS                                             $ 6,535                $   459                 7.02%
                                                                          -------                -------                -----

Less allowance for credit losses                                              (20)
Cash and due from banks                                                       277
Premises and equipment, net                                                   163
Other assets                                                                   61
                                                                          -------

         TOTAL ASSETS                                                     $ 7,016
                                                                          =======

LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest-bearing demand deposits                                          $    30                $     0                 1.00%
Money market deposit accounts                                               1,180                     69                 5.85%
Savings                                                                        21                      1                 2.38%
Certificates of deposit                                                       429                     30                 6.99%
Other borrowed funds                                                            8                      0                 2.50%
                                                                          -------                -------                -----

         TOTAL INTEREST-BEARING
         LIABILITIES                                                      $ 1,668                $   100                 6.00%
                                                                          -------                -------                -----


Non-interest-bearing demand deposits                                      $   322
Other liabilities                                                           1,293
Stockholders' equity                                                        3,733
                                                                          -------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                             $ 7,016
                                                                          =======

Net interest income and net yield on
   interest earning assets                                                                       $   359                 5.49%
                                                                                                 =======                =====

Net Interest Income and Net Interest Margin

         Net interest income is the difference between income on assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investments; interest bearing deposits and customer repurchase agreements and other borrowings make up the cost of funds. Non-interest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income.

         The net interest income in 2000 was $359,615. The income from earning assets reflected in the financial statements includes interest earned on subscriptions held by the Company prior to the issuance of stock and opening of the Bank. Following its opening, the Bank realized strong deposit growth. As a result, a substantial portion of the Bank's income was generated by short-term investments, principally in Federal funds sold, at yields significantly below those earned on loans in a mature loan portfolio.

         The distortions in an interest income analysis caused by the high level of capital with no funding costs and the Company's mix of assets and liabilities are evident when considering net interest spread and interest margin. Interest spread is the mathematical difference between the average interest earned on earning assets and interest paid on interest bearing liabilities. Interest margin represents the net interest yield on earning assets and is derived by dividing net interest income by average earning assets. In a mature financial institution the interest margin gives a reader better indicators of asset earning results when compared to peer groups or industry standards. Because the Bank was operational for only a little over six months during 2000, in conjunction with the relatively high capital levels, comparison with peer bank holding companies is not particularly meaningful.

         Throughout most of 2000 the Company and Bank operated in a stable to increasing interest rate environment; however, since December rates have declined. This market characteristic is expected to continue through 2001. The Bank expects that the shift in assets to higher yielding loans will have a positive impact on earnings. However, it is expected that this will also be a year of strong deposit growth that will make the challenge to deploy these funds somewhat greater.

Provision for Credit Losses

         The provision for credit losses represents the expense recognized to fund the allowance for credit losses. This amount is based on many factors that reflect management's assessment of the risk in its loan portfolio. Those factors include economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, internal loan processes and capital adequacy of the Company and the Bank.

         During the first year of operation, management has elected to maintain a reserve of 1.47% of outstanding loans. Based principally on current economic conditions, perceived asset quality, loan-loss experience of comparable institutions in the Company's market area and a strong capital position, the allowance is believed to be adequate. During 2001, as the portfolio grows and other determining factors become more relevant, management will employ a comprehensive review process to maintain the adequacy of the allowance.

Non-interest Income

         Non-interest income is exclusively from Bank operations and represents primarily service charge income and fees on deposit relationships. This source of income, at $9,931, was not a significant factor in 2000; however, as the account base grows and the Bank matures and develops additional sources of fee income non-interest income will be a major contributor to the overall profitability of the Company.

Non-interest Expense

         Non-interest expenses of $1,167,397 are characterized principally by expenses related to the organization of the Company and the Bank, and by the normal operating expenses of the Bank during the second half of 2000.

         A significant non-interest expense item is salaries and benefits at $643,347. The organizers determined that it was necessary to bring quality people to the Bank early and build a staff for growth. This was done and the staff is characterized by banking professionals who are experienced, energetic and known to the community. Through these people it is expected that the Company and Bank can realize its goal of building a strong profitable community bank in Annapolis and Anne Arundel County, Maryland.

         A breakdown of other non-interest expenses is in the income statement and Note 8 to the Consolidated Financial Statements.

         Non-interest expense does not include legal, filing, and offering expense of the Company and filing and organization expense of the Bank or salaries during the Company's organizational period, start up supplies and marketing/advertising expense during that period. These costs associated with raising capital, in the amount of $115,266, have been deducted from the proceeds of the offering as reflected in stockholders' equity.

Income Taxes

         A valuation allowance has been established for net deferred tax assets relating to all amounts other than unrealized gains/losses on securities available for sale, as the Bank has yet to attain sustained profitability.

Operating losses of approximately $854,000 are available to offset future taxable income through 2019.

ASSET QUALITY

         In its lending activities, the Bank seeks to develop sound credits with customers who will grow with the Bank. There has not been an effort to rapidly build the portfolio and earnings at the sacrifice of asset quality. This is evidenced by the level of outstanding loans that is below management's initial target. The philosophy of seeking quality credits while possibly forgoing income opportunities will continue.

         At year end the Bank had no loans delinquent beyond thirty days and no loans which management considered impaired. It is the Bank's policy to discontinue the accrual of interest when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Based upon current economic conditions, the composition of the loan portfolio and loan-loss experience of comparable institutions in the Company's market area, an allowance for credit losses has been provided at 1.47% of outstanding loans. No part of the allowance has been allocated to any individual loan or category of loans. During the coming year, as the portfolio grows and becomes more diversified, the Bank will implement a comprehensive evaluation process to assess the allowance. Based on its knowledge of the portfolio and current economic conditions, management believes that as of December 31, 2000, the allowance is adequate to absorb reasonably anticipated losses. As of December 31, 2000, there were no loans where information known to management caused management to have serious doubts as to the ability of the borrower to comply with the current repayment terms.

         The activity in the allowance for credit losses is shown in the following schedule:

Allowance for credit losses
(Dollars in thousands)

                                                                            2000
                                                                            ----
Balance at beginning of year                                                $ --
Provision for credit losses                                                   90
Loans charged off                                                             --
Recoveries                                                                    --
                                                                            ----
Balance at end of year                                                      $ 90
                                                                            ====

         Other earning assets of the Bank include primarily U.S. Treasury securities with maturities not exceeding one year. Federal funds sold also represent a significant earning asset. Funds are sold on an unsecured basis only to highly rated banks.

         The following table sets forth information on the composition of the loan portfolio by type at December 31, 2000.

(Dollars in thousands)                                             Balance              Percentage of
                                                                                         total Loans
Commercial: (Demand, term, and lines of credit)                    $ 3,173                  50.97%
Real estate - commercial mortgage                                    3,034                  48.76%
Installment loans to individuals                                        17                    .27%
                                                                   -------                 ------
Gross loans                                                          6,225                 100.00%
Less allowance for credit losses                                       (90)
Less unearned fees                                                      (7)
                                                                   -------
Loans, net                                                         $ 6,128
                                                                   =======

         The following table shows the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at December 31, 2000.

                                                                           One Year or    After One Year    After Five        Total
                                                                               Less     Through Five Years    Years
Commercial: (Demand, term, and lines of credit)                               $2,441          $  732          $    0          $3,173
Real estate - commercial mortgage                                                  0             870           2,165           3,035
Installment loans to individuals                                                   0              17               0              17
                                                                              ------          ------          ------          ------

         Total Loans                                                          $2,441          $1,619          $2,165          $6,225
                                                                              ======          ======          ======          ======

Loans with:
         Fixed Rate                                                           $   36          $1,128          $  486          $1,650
         Variable Rate                                                         3,585             492             498           4,575
                                                                              ------          ------          ------          ------

         Total Loans                                                          $3,621          $1,620          $  984          $6,225
                                                                              ======          ======          ======          ======

Investment Securities

         At December 31, 2000, the carrying value of the Bank's investment securities portfolio was $1.2 million. The Bank currently classifies its entire securities portfolio as available for sale. Increases in the portfolio will occur whenever deposit growth outpaces loan demand and the forecast for growth is such that the investment of excess liquidity in investment securities (as opposed to short term investments such as Federal Funds) is warranted. In general, our investment policy is to acquire direct U.S. Treasury securities and fully guaranteed U.S. government agency issues with a remaining maturity of four years or less. As the Bank develops its loan portfolio it anticipates that it will maintain the average maturity of the securities portfolio at two years or less. As the Bank and the loan portfolio mature, we will reassess the appropriate composition and maturities of the securities portfolio. In addition, the Bank will purchase Federal Reserve stock in accordance with regulation and expects to maintain a small equity position in stock in a banker's bank to facilitate loan participations.

         The following table provides information regarding the composition of our investment portfolio at December 31, 2001.

   (Dollars in thousands)
                                                     Balance     Percentage of
                                                               Total Investments
Investments Available For Sale
(at estimated market value):

 US Treasury Securities                               $  990          81.89%
 Federal Reserve Stock                                   182          15.05%
 Corporate Equity                                         37           3.06%
                                                      ------         ------

 Total                                                $1,209         100.00%
                                                      ======         ======

         The U.S. Treasury securities in the investment portfolio at December 31, 2000 consisted of Treasury Bills due March 1, 2001, having a yield of 6.25%.


LIQUIDITY MANAGEMENT

         Liquidity is a measure of the Bank's ability to meet the demands required for the funding of loans and to meet depositors' requirements for use of their funds. The Bank's sources of liquidity are cash balances, due from banks, Federal funds sold and short term securities. There are other sources of liquidity that at this time are not relied on by the Bank but as the Bank matures those sources may be considered.

         Because of the initial composition of the Bank's Statement of Condition, its strong capital base, excellent deposit growth and moderate loan growth, the liquidity position of the Bank remains strong. At year-end, under the Bank's liquidity formula, it had $11.8 million of liquidity representing 64% of total Bank assets. The continued strong growth in deposits with moderate loan growth and level or declining interest rates will result in a high liquidity position. While it is desirable to be liquid, it has the effect of a lower interest margin, as funds are not invested in loans but in short-term investments that generally carry a lower yield.

Deposits

         The Bank expects that the principal sources of funds for the Bank will be core deposits, consisting of demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposit from the local market areas surrounding the bank's offices. The Bank's deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management. These accounts provide the Bank with a source of fee income and a relatively stable source of funds.

         The following table reflects the Bank's deposits by category for the periods indicated.

                                                              Year ended December 31, 2000
                                                                  (Dollars in thousands)
Non-interest-bearing demand                                              $ 1,154
NOW accounts                                                                 316
Money market deposit accounts                                              6,832
Savings                                                                       46
Certificates of deposit                                                    4,289
                                                                         -------
Total deposits                                                           $12,637
                                                                         =======

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2000.

                                                                    December 31, 2000
                                                                    -----------------
                                                                  (Dollars in thousands)
Due in:
     3 months or less                                                     $  201
     Over 3 through 6 months                                                 252
     Over 6 through 12 months                                              2,386
     Over 12 months                                                        1,378
                                                                          ------

     Total                                                                $4,217
                                                                          ======

INTEREST RATE RISK MANAGEMENT

         Banks and other financial institutions are dependent upon net interest income, the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities. In typical interest rate environments net interest income is maximized with longer maturing, higher yielding assets, being funded by lower yielding short-term funds. This composition of assets and liabilities is profitable in stable or declining interest rate periods; when interest rates trend upward there can be an adverse impact on interest income. The current interest rate environment displays indications of declining rates. Management, however, has chosen to accept a degree of rate risk (as shown by the positive GAP position with repriceable assets exceeding repriceable liabilities in the short term) rather than lowering credit standards to facilitate acceptance of lesser quality credits with longer maturities.

         GAP, a measure of the  difference in volume  between  interest  bearing assets and interest bearing liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indicator of the rate sensitivity of the Company. A positive GAP indicates the degree to which the volume of repriceable assets exceeds repriceable liabilities in particular time periods. The Company has a positive

GAP of 27.48% out to three months and a cumulative positive GAP of 23.89% out to twelve months.

         If interest rates were to decline precipitously, the Company's interest income and margin may be adversely affected. Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and features of some of its assets. These factors have been thoroughly discussed with the Board of Directors and management believes that current strategies are appropriate to current economic and interest rate trends. The positive GAP is carefully monitored and will be favorably impacted by normal growth in loan assets.

         (Dollars in thousands)
                                                                  0-3         4-12         1-3         3-5       Over 5
                                                                 Months      Months       Years       Years       Years       Total
                                                                 -------     -------     -------     -------     -------     -------
Interest-earning assets:
         Federal funds sold                                      $ 9,900                                                     $ 9,900
         Deposit in other financial institution                    1,270                                                       1,270
         Investment securities                                       990                                             219       1,209
         Loans                                                       401       2,041         392       1,227       2,164       6,225
                                                                 -------     -------     -------     -------     -------     -------

           Total interest-earning assets                         $12,561       2,041         392       1,227       2,383     $18,604
                                                                 =======     =======     =======     =======     =======     =======

Interest-bearing liabilities:
         Money market deposit accounts                           $ 6,832                                                     $ 6,832
         NOW accounts                                                316                                                         316
         Savings                                                      46                                                          46
         Certificates of deposit                                     202       2,709       1,226         152                   4,289
         Repurchase agreements                                        52          --          --          --          --          52
                                                                 -------     -------     -------     -------     -------     -------
                  Total interest-bearing liabilities             $ 7,448       2,709       1,226         152          --     $11,535
                                                                 =======     =======     =======     =======     =======     =======

CUMULATIVE GAP                                                   $ 5,113       4,445       3,611       4,686       7,069

CUMULATIVE GAP TO INTEREST-EARNING ASSETS                          27.48%      23.89%      19.41%      25.19%      38.00%


CAPITAL RESOURCES AND ADEQUACY

         The Company was successful in raising $8.2 million in capital to fund the Bank and other activities consistent with a bank holding company. The Company originally provided to the Bank $6.5 million in capital. At December 31, 2000, the Bank (exclusive of the Company) had a total capital ratio of 49.2%, well above regulatory guidelines. The Bank's Tier 1 capital ratio was 48.5% at December 31, 2000. The regulatory guideline is an 8% ratio; an institution with Tier 1 risk based ratio of at least 10% is considered well capitalized.

         The Bank is currently well capitalized and the Company continues to have about $1.3 million in additional capital available for future use.

EARNINGS PER SHARE

         Generally accepted accounting principles require that earnings per share be stated based on the average number of shares outstanding. The financial statements show a loss of $1.82 per share, which is based on a weighted average number of shares outstanding of 487,763. The average number of shares is computed for the entire year while the actual shares of 822,250 were not considered fully issued until August 18, 2000, the date the Company closed its offering. Had the issued number of shares been outstanding for the full year, the loss per share would have been shown at about $1.00.

RETURN ON ASSETS AND EQUITY

         The return on average earning assets for 2000 was (13.59%); the return on average equity for the same period was (23.79%); and the ratio of average shareholders' equity to average total assets was 53.21%.

ITEM 7. FINANCIAL STATEMENTS.







                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
CommerceFirst Bancorp, Inc. and Subsidiary
Annapolis, Maryland

We have audited the accompanying consolidated balance sheets of CommerceFirst Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2000 and the period July 9, 1999 (inception) through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CommerceFirst Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000 and the period July 9,1999 (inception) through December 31, 1999 in conformity with generally accepted accounting principles.


/s/ Trice Geary & Myers LLC


Salisbury, Maryland
January 12, 2001

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                      2000                     1999
------------------------------------------------------------------------------------------------------------------------------------
                                                              ASSETS

Cash and due from banks                                                                       $  2,041,992             $    143,774
Federal funds sold                                                                               9,900,000                       --
                                                                                              ------------             ------------
     Cash and cash equivalents                                                                  11,941,992                  143,774
Investment securities available for sale, at fair value                                            990,200                       --
Federal Reserve Bank stock, at cost                                                                182,100                       --
Atlantic Central Bankers Bank stock, at cost                                                        37,000                       --
Loans, less allowance for credit losses of $90,000 in 2000                                       6,127,655                       --
Premises and equipment, at cost, less
     accumulated depreciation                                                                      399,013                    7,012
Accrued interest receivable                                                                         48,198                       --
Other assets                                                                                        64,195                       --
                                                                                              ------------             ------------

           TOTAL ASSETS                                                                       $ 19,790,353             $    150,786
                                                                                              ============             ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
     Noninterest-bearing demand                                                               $  1,154,029             $         --
     Interest-bearing                                                                           11,482,926                       --
                                                                                              ------------             ------------
           Total deposits                                                                       12,636,955                       --
Securities sold under agreements to repurchase                                                      51,684                       --
Accrued interest payable on deposits                                                                14,837                       --
Other liabilities                                                                                   57,667                  101,969
                                                                                              ------------             ------------
           TOTAL LIABILITIES                                                                    12,761,143                  101,969
                                                                                              ------------             ------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENT

Stockholders' equity:
Common stock, par value $.01, authorized 4,000,000 shares;
     issued and outstanding 2000 822,250 shares;
     1999 32,500 shares                                                                              8,223                      325
Surplus                                                                                          8,099,012                  238,872
Accumulated deficit (see Note 2)                                                                (1,078,231)                (190,380)
Accumulated other comprehensive income                                                                 206                       --
                                                                                              ------------             ------------
           TOTAL STOCKHOLDERS' EQUITY                                                            7,029,210                   48,817
                                                                                              ------------             ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 19,790,353             $    150,786
                                                                                              ============             ============

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        YEAR ENDED DECEMBER 31, 2000 AND PERIOD JULY 9, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 1999

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  2000                     1999
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME ON:
     Loans, including fees                                                                    $   119,368               $        --
     U.S. Treasury securities                                                                      20,158                        --
     Federal Reserve Bank stock                                                                     5,767                        --
     Federal funds sold                                                                           276,365                        --
     Deposits in other financial institutions                                                      37,809                     3,991
                                                                                              -----------               -----------
           Total interest income                                                                  459,467                     3,991
                                                                                              -----------               -----------

INTEREST EXPENSE ON:
     Deposits                                                                                      99,852                        --
                                                                                              -----------               -----------

           NET INTEREST INCOME                                                                    359,615                     3,991
                                                                                              -----------               -----------

PROVISION FOR CREDIT LOSSES                                                                        90,000                        --
                                                                                              -----------               -----------

           NET INTEREST INCOME AFTER
              PROVISION FOR CREDIT LOSSES                                                         269,615                     3,991
                                                                                              -----------               -----------

OTHER INCOME:
     Service charges                                                                                9,931                        --
                                                                                              -----------               -----------

OTHER EXPENSES:
     Salaries and employee benefits                                                               643,347                   127,336
     Legal and professional                                                                        89,929                    30,676
     Rent and occupancy                                                                           141,451                     6,000
     Marketing and business development                                                            82,190                    19,589
     Office supplies                                                                               42,146                     4,012
     Other expenses                                                                               168,334                     6,758
                                                                                              -----------               -----------
           Total other expenses                                                                 1,167,397                   194,371
                                                                                              -----------               -----------

NET LOSS                                                                                      $  (887,851)              $  (190,380)
                                                                                              ===========               ===========

BASIC AND DILUTED LOSSES PER SHARE OF COMMON STOCK                                            $     (1.82)              $     (5.86)
                                                                                              ===========               ===========

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM JULY 9, 1999 (INCEPTION) THROUGH DECEMBER 31, 2000

                                                                                                      Accumulated
                                                           Common                                        Other           Total
                                                            Stock                     Accumulated    Comprehensive   Stockholders'
                                                         (Par Value)      Surplus        Deficit         Income          Equity
                                                         -----------    -----------    -----------    -----------   -----------
BALANCES, JULY 9, 1999                                   $        --    $        --    $        --    $        --   $        --

Comprehensive loss:
     Net loss                                                     --             --       (190,380)            --      (190,380)
                                                                                                                    -----------
Total comprehensive loss                                                                                               (190,380)

     Costs of raising capital during
       development stage                                          --        (85,803)            --             --       (85,803)

     Shares issued                                               325        324,675             --             --       325,000
                                                         -----------    -----------    -----------    -----------   -----------

BALANCES, DECEMBER 31, 1999                                      325        238,872       (190,380)            --        48,817

COMPREHENSIVE LOSS:
     NET LOSS                                                     --             --       (887,851)            --      (887,851)
     OTHER COMPREHENSIVE INCOME, NET OF TAX:
       UNREALIZED HOLDING GAINS ON SECURITIES
       AVAILABLE FOR SALE ARISING DURING THE PERIOD               --             --             --            206           206
                                                                                                                    -----------
TOTAL COMPREHENSIVE LOSS                                                                                               (887,645)

     COSTS OF RAISING CAPITAL DURING
       DEVELOPMENT STAGE                                          --        (29,463)            --             --       (29,463)

     SHARES ISSUED                                             7,898      7,889,603             --             --     7,897,501
                                                         -----------    -----------    -----------    -----------   -----------

BALANCES, DECEMBER 31, 2000                              $     8,223    $ 8,099,012    $(1,078,231)   $       206   $ 7,029,210
                                                         ===========    ===========    ===========    ===========   ===========

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        YEAR ENDED DECEMBER 31, 2000 AND PERIOD JULY 9, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 1999

-------------------------------------------------------------------------------------------------------------------
                                                                                   2000                 1999
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                      $ (887,851)          $ (190,380)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
         Depreciation, amortization, and accretion                                     40,200                  412
         Provision for credit losses                                                   90,000                   --
         Change in assets and liabilities:
            Increase in accrued interest receivable                                   (48,198)                  --
            Increase in other assets                                                  (64,195)                  --
            Increase in accrued interest payable                                       14,837                   --
            (Decrease) increase in other liabilities                                  (44,432)             101,969
                                                                            ------------------   ------------------

                 Net cash used by operating activities                               (899,639)             (87,999)
                                                                            ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of available for sale securities                                    (1,006,706)                  --
     Purchases of FRB stock                                                          (182,100)                  --
     Increase in loans, net                                                        (6,217,655)                  --
     Purchases of premises and equipment                                             (452,359)              (7,424)
                                                                            ------------------   ------------------

                Net cash used by investing activities                              (7,858,820)              (7,424)
                                                                            ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in noninterest-bearing deposits, net                                  1,154,029                   --
     Increase in time deposits, net                                                11,482,926                   --
     Increase in securities sold under agreements to repurchase                        51,684                   --
     Issuance of common stock                                                       7,897,501              325,000
     Costs of raising capital                                                         (29,463)             (85,803)
                                                                            ------------------   ------------------

                Net cash provided by financing activities                          20,556,677              239,197
                                                                            ------------------   ------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                              11,798,218              143,774

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        143,774                   --
                                                                            ------------------   ------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                           $ 11,941,992            $ 143,774
                                                                            ==================   ==================

Supplemental Cash Flows Information:
     Interest paid                                                               $     85,015            $      --
     Total increase in unrealized appreciation on
         available for sale securities                                                    336                   --

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CommerceFirst Bancorp, Inc. (the "Company") is a bank holding company formed on July 9, 1999, whose principal activity is the ownership and management of its wholly owned subsidiary, CommerceFirst Bank (the "Bank"). Upon obtaining sufficient capital from the Company, the de novo Bank was granted final approvals by regulatory agencies and began its operations on June 29, 2000.

         The Bank provides financial services to individuals and corporate customers located in Anne Arundel County and surrounding areas of Central Maryland, and is subject to competition from other financial institutions. The Bank is also subject to the regulations of certain Federal and State of Maryland (the "State") agencies and undergoes periodic examinations by those regulatory authorities. The accounting policies of the Bank conform to generally accepted accounting principles and to general practices within the banking industry.

         Significant   accounting   policies  not  disclosed  elsewhere  in  the
         consolidated financial statements are as follows:

         Principles of Consolidation:

         The consolidated financial statements include the accounts of CommerceFirst Bancorp, Inc. and its subsidiary, CommerceFirst. Intercompany balances and transactions have been eliminated. The Parent Only financial statements (see Note 16) of the Company account for the subsidiary using the equity method of accounting

         Use of Estimates:

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

         Securities Held to Maturity:

         Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the effective interest rate method over the period to maturity. Securities transferred into held to maturity from the available for sale portfolio are recorded at fair value at time of transfer with unrealized gains or losses reflected in equity and amortized over the remaining life of the security. The Bank has no investment securities classified as held to maturity as of December 31, 2000 and 1999.

         Securities Available for Sale:

         Marketable debt securities not classified as held to maturity are classified as available for sale. Securities available for sale may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Changes in unrealized appreciation (depreciation) on securities available for sale are reported in other comprehensive income. Realized gains (losses) on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. The gains and losses on securities sold are determined by the specific identification method. Premiums and discounts are recognized in interest income using the effective interest rate method over the period to maturity.

         Additionally, declines in the fair value of individual investment securities below their cost that are other than temporary are reflected as realized losses in the consolidated statements of income.

         Other Securities:

         Federal Reserve Bank ("FRB") and Atlantic Central Bankers Bank ("ACBB") stocks are equity interests which do not have readily determinable fair values for purposes of Statement of Financial Accounting Standard ("SFAS") No 115, Accounting for Certain Investments in Debt and Equity Securities, because their ownership is restricted and lacks a market.

         Loans and Allowance for Credit Losses:

         Loans are generally carried at the amount of unpaid principal, adjusted for deferred loan fees, which are amortized over the term of the loan using the effective interest rate method. Interest on loans is accrued based on the principal amounts outstanding. It is the Bank's policy to discontinue the accrual of interest when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Cash collections on such loans are applied as reductions of the loan principal balance and no interest income is recognized on those loans until the principal balance has been collected. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. The carrying value of impaired loans is based on the present value of the loan's expected future cash flows or, alternatively, the observable market price of the loan or the fair value of the collateral. The Bank has no loans considered to be impaired as of December 31, 2000 and 1999.

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

         Bank Premises and Equipment:

         Bank premises and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the terms of the leases or their estimated useful lives. Expenditures for improvements which extend the life of an asset are capitalized and depreciated over the asset's remaining useful life. Any gains or losses realized on the disposition of premises and equipment are reflected in the consolidated statements of income. Expenditures for repairs and maintenance are charged to other expenses as incurred. Computer software is recorded at cost and amortized over three years.

         Long-Lived Assets:

         The carrying value of long-lived assets and certain identifiable intangibles is reviewed by the Bank for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         Income Taxes:

         The provision for Federal and State income taxes is based upon the results of operations, adjusted for tax-exempt income. Deferred income taxes are provided by applying enacted statutory tax rates to temporary differences between financial and taxable bases.

         Temporary differences, which give rise to deferred tax assets, relate principally to the allowance for credit losses, unearned income on loans, and operating loss carryovers.

         Temporary differences, which give rise to deferred tax liabilities, relate principally to accumulated depreciation, accretion of discount on investment securities, and unrealized gains on securities available for sale.

         Securities Sold Under Agreements to Repurchase:

         Securities sold under agreements to repurchase are comprised of customer deposit agreements with daily maturities. These obligations are not federally insured, but are collateralized by a security interest in various investment securities. These pledged securities are segregated and maintained by a third-party institution. The amortized cost and fair value of these securities at December 31, 2000 was $989,864 and $990,200, respectively.

         Credit Risk:

         The Bank has deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank had deposits and Federal funds sold of approximately $11,566,000 with one financial institution as of December 31, 2000.

         Cash and Cash Equivalents:

         The Bank has included cash and due from banks and Federal funds sold as cash and cash equivalents for the purpose of reporting cash flows.

         Earnings (loss) per common share:

         Basic earnings (loss) per common share is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is calculated including the average dilutive common stock equivalents outstanding during the period, using the treasury stock method, unless they are anti-dilutive. Potential dilutive common equivalent shares consist of stock warrants.

         Financial Statement Presentation:

         Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.


NOTE 2.  DEVELOPMENT STAGE OPERATIONS

         Through June 30, 2000, the Company devoted substantially all of its efforts towards establishing a new banking business and raising capital, and accordingly, the Company met the criteria defined by SFAS No. 7, Accounting and Reporting by Development Stage Enterprises. The Bank was fully funded and commenced lending and full retail and branch banking operations at the end of the second quarter of 2000 and is no longer considered in the development stage. The Company had a deficit accumulated during the development stage of $432,547 through June 30, 2000.


NOTE 3.  INVESTMENT SECURITIES

         Investment securities are summarized as follows:

                                                                            Gross         Gross
                                                          Amortized       Unrealized    Unrealized        Fair
         DECEMBER 31, 2000                                   Cost           Gains         Losses          Value
         -----------------                                ---------       ----------    ----------      ---------
          AVAILABLE FOR SALE:
           U.S. TREASURY (DUE WITHIN ONE YEAR)                $989,864          $336        $    -         $990,200
                                                        ==============   ============  ===========   ===============


NOTE 4. LOANS

         Major categories of loans are as follows:

                                                                        2000
                                                                    -----------
         Commercial mortgages                                       $ 3,035,518
         Commercial demand and time                                   3,171,947
         Installment                                                     17,030
                                                                    -----------
                                                                      6,224,495
         Unearned income on loans                                        (6,840)
                                                                    -----------
                                                                      6,217,655
         Allowance for credit losses                                    (90,000)
                                                                    -----------
                                                                    $ 6,127,655
                                                                    ===========

         The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland. Although the loan portfolio will be diversified, its performance will be influenced by the economy of the region.

         Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At December 31, 2000 the amounts of such loans outstanding was $1,713,422. During 2000, loan additions and repayments were $1,882,850 and $169,428, respectively.

         The allowance for credit losses is as follows:

                                                                           2000
                                                                         -------
         Balance, beginning of year                                      $    --
         Provision for credit losses                                      90,000
         Recoveries                                                           --
         Loans charged off                                                    --
                                                                         -------
         Balance, end of year                                            $90,000
                                                                         =======


NOTE 5. PREMISES AND EQUIPMENT

         A summary of premises and equipment is as follows:

                                                                             Useful lives             2000                  1999
                                                                             ------------           ---------             ---------
Equipment                                                                      3-5 years            $ 215,852             $   7,424
Furniture and fixtures                                                          5 years                93,331                    --
Leasehold improvements                                                         4-5 years               38,351                    --
Software                                                                        3 years               112,249                    --
                                                                                                    ---------             ---------
                                                                                                      459,783                 7,424
Accumulated depreciation and amortization                                                             (60,770)                 (412)
                                                                                                    ---------             ---------
                                                                                                    $ 399,013             $   7,012
                                                                                                    =========             =========

         Depreciation expense was $41,650 and $412 for the year ended December 31, 2000 and the period July 9,1999 (inception) through December 31, 1999, respectively. Amortization of software and intangible assets was $18,708 for the year ended December 31, 2000.

         The Company leases a facility to serve as the executive offices for the Company and as the main banking office for the Bank. The facility, which is approximately 8,100 square feet and located in Annapolis, Maryland, is leased by the Company for five years, through April 2005, with three five year renewal options, at an initial rent of $19 per square foot, plus annual increases of 3%. Total rent expense relating to this agreement was $121,094 for the year ended December 31, 2000.

NOTE 6. DEPOSITS

         Major classifications of interest-bearing deposits are as follows:

                                                                         2000
                                                                     -----------
         NOW                                                         $   316,469
         Money Market                                                  6,832,223
         Savings                                                          45,788
         Certificates of Deposit, $100,000 or more                     4,216,988
         Other time deposits                                              71,458
                                                                     -----------
                                                                     $11,482,926
                                                                     ===========

         Interest expense on deposits is as follows:

                                                                           2000
                                                                         -------
         NOW                                                             $   308
         Money Market                                                     68,776
         Savings                                                             537
         Certificates of Deposit, $100,000 or more                        28,971
         Other time deposits                                               1,260
                                                                         -------
                                                                         $99,852
                                                                         =======

         At December 31, 2000, the scheduled maturities of time deposits are approximately as follows:

                                                                         2000
                                                                      ----------
         2001                                                         $2,910,000
         2002                                                          1,226,000
         2003                                                                 --
         2004                                                            152,000
                                                                      ----------
                                                                      $4,288,000
                                                                      ==========

         Deposit  balances  of  executive   officers  and  directors  and  their
         affiliated interests totaled approximately $5,345,000 at December 31, 2000.

         The Bank had no brokered deposits at December 31, 2000.

NOTE 7. INCOME TAXES

         Income taxes included in other liabilities are as follows:

                                                                                                        2000                 1999
                                                                                                     ---------            ---------
         Deferred tax assets:
            Net operating loss carryforwards                                                         $ 263,804            $  39,292
            Allowance for credit losses                                                                 36,900                   --
            Deferred loan fees                                                                           2,804                   --
                                                                                                     ---------            ---------
                                                                                                       303,508               39,292
                                                                                                     ---------            ---------
         Deferred tax liabilities:
            Accumulated securities discount accretion                                                    8,265                   --
            Net unrealized gains on securities available for sale                                          130                   --
            Accumulated depreciation                                                                     7,949                   84
                                                                                                     ---------            ---------
                                                                                                        16,344                   84
                                                                                                     ---------            ---------
         Net deferred tax asset                                                                        287,164               39,208
         Valuation allowance                                                                          (287,294)             (39,208)
                                                                                                     ---------            ---------
         Net deferred tax liability                                                                  $    (130)           $      --
                                                                                                     =========            =========

         A valuation allowance has been established for net deferred tax assets relating to all amounts other than unrealized gains/losses on securities available for sale, as the Bank has yet to attain sustained profitability. Operating losses of approximately $854,000 are available to offset future taxable income through 2019.


NOTE 8. OTHER OPERATING EXPENSES

         Other operating expenses include the following:

                                                                                                   2000                       1999
                                                                                                 --------                   --------
         Data processing                                                                         $  8,865                   $     --
         Liability insurance                                                                       10,658                         --
         Vendor support                                                                            12,741                         --
         Software support                                                                          29,537                         --
         Telephone                                                                                  5,424                         --
         Depreciation and amortization                                                             60,358                        412
         Other                                                                                     40,751                      6,346
                                                                                                 --------                   --------
                                                                                                 $168,334                   $  6,758
                                                                                                 ========                   ========

NOTE 9.  COMMITMENTS AND CONTINGENCIES

         Financial instruments:

         The Bank is a party to financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements.

         Outstanding loan commitments and unused lines of credit are as follows:

                                                                         2000
                                                                      ----------
Loan commitments:
   Commercial                                                         $1,229,000
                                                                      ==========

Unused lines of credit:
  Commercial lines                                                    $1,823,031
                                                                      ==========

         There were no outstanding loan commitments and unused lines of credit at December 31, 1999.

         Loan commitments and lines of credit are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Loan commitments generally have interest rates fixed at current market amounts, fixed expiration dates, and may require payment of a fee. Lines of credit generally have variable interest rates. Many of the loan commitments and lines of credit are expected to expire without being drawn upon; accordingly, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral or other security obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include deposits held in financial institutions, U.S. Treasury securities, other marketable securities, accounts receivable, inventory, property and equipment, personal residences, income-producing commercial properties, and land under development. Personal guarantees are also obtained to provide added security for certain commitments.

         The Bank's exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments and lines of credit are made on the same terms, including collateral, as outstanding loans.

         Employment agreements:

         The Company has employment agreements with the Chairman of the Board of Directors, President, and Executive Vice President, which will expire in July 2002, August 2004, and August 2004, respectively.


NOTE 10. STOCKHOLDERS' EQUITY

         Regulatory capital requirements:

         The Company and Bank are subject to various regulatory capital requirements administered by Federal and State banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting principles. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2000 the Company and Bank meet all capital adequacy requirements to which it is subject. The Company was not subject to regulatory capital requirements in 1999.

         As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

         A  comparison   of  capital  as  of  December  31,  2000  with  minimum
         requirements is approximately as follows:

                                                                                                        TO BE WELL CAPITALIZED
                                                                                   FOR CAPITAL          UNDER PROMPT CORRECTIVE
                                                            ACTUAL               ADEQUACY PURPOSES         ACTION PROVISIONS

                                                     AMOUNT        RATIO        AMOUNT        RATIO       AMOUNT       RATIO
                                                     ------        -----        ------        -----       ------       -----
         AS OF DECEMBER 31, 2000
             TOTAL CAPITAL
               (TO RISK WEIGHTED ASSETS)           $7,119,000      58.7%      $  971,000       8.0%               N/A
                COMPANY
                BANK                                5,846,000      49.2%         950,000       8.0%     $1,188,000      10.0%

             TIER I CAPITAL
               (TO RISK WEIGHTED ASSETS)            7,029,000      57.9%         485,000       4.0%               N/A
                COMPANY
                BANK                                5,756,000      48.5%         475,000       4.0%        713,000       6.0%

             TIER I CAPITAL                         7,029,000      53.0%         531,000       4.0%               N/A
               (TO AVERAGE ASSETS)
                COMPANY
                BANK                                5,756,000      48.0%         480,000       4.0%        600,000       5.0%


NOTE 11. WARRANT AND OPTION PLANS

         The Board of Directors of the Company has adopted a Warrant Plan that will issue non-transferable warrants to each organizer. At December 31, 2000, there were 123,337 shares obligated to be issued under the plan.

         The plan calls for warrants to vest over three years at a rate of 30%, 30%, and 40%, respectively and entitles each holder thereof to purchase one share of stock. The exercise price of each warrant is $10 per share and must be exercised, unless earlier called by the Company, not later than 10 years from August 18, 2000 (date of termination of the offering). Generally, vested warrants expire one year following the date that the organizer ceases to be a director of the Bank. Warrants may be called by the Company in the event that a merger, sale, acquisition, share exchange or other similar extraordinary event is approved by the Board of Directors of the Company. Upon call by the Company, warrant holders have 90 days in which to exercise their warrants. If they are not exercised, the Company will pay the warrant holder the difference between the exercise price of the warrant and the fair market value of the stock of the Company at the time of the closing of the transaction. In the event that an applicable Federal or state regulatory authority determine that the Bank's capital fails to meet minimum capital requirements, such regulatory authority may direct the Company to call all outstanding warrants. Any warrants not exercised will be thereafter forfeited.

         The Board of Directors of the Company also intends to adopt a stock option plan as a performance incentive for the Bank's officers and key employees. The employment contracts, signed by the Chairman of the Board, President, and Executive Vice President, obligates the Company to issue non-transferable stock options in the amount of 2,500, 10,000, and 7,500, respectively, at an exercise price of $10 per share. At December 31, 2000, no stock options had been issued by the Company.


NOTE 12. EMPLOYEE BENEFIT PLANS

         The Bank has employee benefit programs that include health and dental insurance, life and long-term and short-term disability insurance and a 401(k) plan under which the Bank currently makes no matching contributions.


NOTE 13. LOSSES PER COMMON SHARE

         Losses per common share are calculated as follows:

                                                                            2000               1999
                                                                      ---------------    ----------------
        Basic:
           Net loss                                                   $      (887,851)   $       (190,380)
           Weighted average common shares outstanding                          487,763              32,500
           Basic net loss per share                                   $         (1.82)   $          (5.86)

         Diluted losses per share calculations were not applicable for 2000 and 1999 since consideration of outstanding warrants would have been anti-dilutive.


NOTE 14. RELATED PARTY TRANSACTIONS

         The Bank paid $90,370 during the year ended December 31, 2000 to a computer consulting firm of which a Director is also a principal. Expenditures included computer hardware, software, installation, training and support services.

         The Bank paid $29,038 during the year ended December 31, 2000 for various group insurance benefits for which a Director will ultimately receive commission compensation.

         The Bank also paid $2,115 during the year ended December 31, 2000 for office supplies to a company of which a Director is also a principal.

         Expenses of approximately $61,000 and $26,000 were paid for legal services and rent with a law firm, of which the Chairman of the Board of the Company is a principal, for the periods ended December 31, 2000 and 1999, respectively.


NOTE 15.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In September 2000, the Financial Accounting Standards Board (FASB) issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This statement replaces Statement No. 125. The Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and required disclosures. Statement No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, with the exception of certain financial statement disclosures, which are effective for fiscal years ending after December 15, 2000. The Bank is currently in compliance with this pronouncement.

NOTE 16. PARENT COMPANY FINANCIAL INFORMATION

         The Balance Sheets, Statements of Operations, and Statements of Cash Flows for CommerceFirst Bancorp, Inc. (Parent Only) are presented below:

                                                                   BALANCE SHEETS

        December 31,                                                                                2000                    1999
                                             ASSETS
        Cash                                                                                    $ 1,270,282             $   143,774
        Investment in CommerceFirst                                                               5,755,928                      --
        Premises and equipment, at cost, less                                                            --                   7,012
           accumulated depreciation
        Other assets                                                                                  3,000                      --
                                                                                                -----------             -----------
                TOTAL ASSETS                                                                    $ 7,029,210             $   150,786
                                                                                                ===========             ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
        Other liabilities                                                                       $        --             $   101,969
                                                                                                -----------             -----------
                TOTAL LIABILITIES                                                                        --                 101,969
                                                                                                -----------             -----------

        Stockholders' equity:
            Common stock                                                                              8,223                     325
            Surplus                                                                               8,099,012                 238,872
            Accumulated deficit                                                                  (1,078,231)               (190,380)
            Accumulated other comprehensive income                                                      206                      --
                                                                                                -----------             -----------
                TOTAL STOCKHOLDERS' EQUITY                                                        7,029,210                  48,817
                                                                                                -----------             -----------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 7,029,210             $   150,786
                                                                                                ===========             ===========


                                                      STATEMENTS OF OPERATIONS
                     Year Ended December 31, 2000 and Period July 9, 1999 (Inception) through December 31, 1999

        Income                                                                                  $   115,188             $     3,991
        Expenses                                                                                   (258,761)               (194,371)
                                                                                                -----------             -----------
        Loss before equity in undistributed net loss of subsidiary                                 (143,573)               (190,380)
        Change in undistributed net loss of subsidiary                                             (744,278)                     --
                                                                                                -----------             -----------
                NET LOSS                                                                        $  (887,851)            $  (190,380)
                                                                                                ===========             ===========

                                                          STATEMENTS OF CASH FLOWS
                          Year Ended December 31, 2000 and Period July 9, 1999 (Inception) through December 31, 1999

        CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                                               $  (887,851)           $  (190,380)
          Adjustments to reconcile net loss to net
            cash used by operating activities:
               Depreciation                                                                               --                    412
               Increase in other assets                                                               (3,000)                    --
               (Decrease) increase in other liabilities                                             (101,969)               101,969
               Change in undistributable net loss of subsidiary                                      744,278                     --
                                                                                                 -----------            -----------

                 Net cash used by operating activities                                              (248,542)               (87,999)
                                                                                                 -----------            -----------

        CASH FLOWS FROM INVESTING ACTIVITIES:
          Investment in subsidiary                                                                (6,500,000)                    --
          Proceeds from sales of premises and equipment                                                7,012                     --
          Purchases of premises and equipment                                                             --                 (7,424)
                                                                                                 -----------            -----------
                  Net cash used by investing activities                                           (6,492,988)                (7,424)
                                                                                                 -----------            -----------

        CASH FLOWS FROM FINANCING ACTIVITIES:
          Issuance of common stock                                                                 7,897,501                325,000
          Costs of raising capital                                                                   (29,463)               (85,803)
                                                                                                 -----------            -----------
                 Net cash provided by financing activities                                         7,868,038                239,197
                                                                                                 -----------            -----------
        INCREASE IN CASH                                                                           1,126,508                143,774
        CASH, BEGINNING OF PERIOD                                                                    143,774                     --
                                                                                                 -----------            -----------
        CASH, END OF YEAR                                                                        $ 1,270,282            $   143,774
                                                                                                 ===========            ===========

NOTE 17. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

         The following is a summary of the Company's unaudited quarterly results of operations:

                                 2000                                                 THREE MONTHS ENDED,
         --------------------------------------------------------------------------------------------------------------------
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)       DECEMBER 31      SEPTEMBER 30      JUNE 30         MARCH 31
         --------------------------------------------------------------------------------------------------------------------
         INTEREST INCOME                                            $243             $133            $ 75            $  9
         INTEREST EXPENSE                                             81               19              --              --
         NET INTEREST INCOME                                         162              114              75               9
         PROVISION FOR CREDIT LOSSES                                  45               45              --              --
         NET LOSS                                                    305              341              85             174
         NET LOSS PER SHARE (BASIC AND DILUTED)                    $0.27            $0.43           $0.30           $3.21

        A summary of the Company's unaudited quarterly results of operations are not presented for 1999 as the Company was still in the development stage and had no revenues from banking operations.


NOTE 18. SUBSEQUENT EVENT

        In January 2001, the Bank obtained a $2,000,000 Federal Funds borrowing facility with a financial institution, expiring September 2001.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The Company's Bylaws provide that the number of Directors of the Company shall be fixed from time to time by the Board of Directors but shall not be less than 3 or more than 25. The Board has fixed the current number of Directors at 5. The Company's Bylaws provide that the Board of Directors shall be divided into three classes, the first of which shall serve for an initial one year term, the second of which shall serve for an initial two year term and the third of which shall serve for an initial three year term. Upon the expiration of the initial terms, directors shall be elected for three-year terms. The Bylaws may be amended by action of the Board of Directors. All of the Company's current Directors were duly elected to the Board and will continue to serve as Directors until their successors are elected and qualified.

         Set forth below is a description of the principal occupation and business experience of each of the directors and executive officers of the Company. Except as expressly indicated below, each person has been engaged in his principal occupation for at least five years.

Milton D. Jernigan, II. Mr. Jernigan, 46, an attorney engaged in private practice since 1982, is the co-managing principal of the business and corporate law firm of McNamee, Hosea, Jernigan & Kim P.A. Mr. Jernigan is the Resident Principal-in-Charge of the firm's Annapolis office. Mr. Jernigan's practice areas have included banking and regulatory law and he has represented banks and bank holding companies in matters before the Federal Deposit Insurance Corporation, the Federal Reserve Board, the Federal Reserve Bank of Richmond, the Federal Reserve Bank of Cleveland, the Office of the Comptroller of the Currency, the Maryland State Bank Commissioner, the Securities and Exchange Commission and the Maryland State Securities Commissioner. Mr. Jernigan was one of the founding organizers and members of the Board of Directors of Commerce Bank in College Park, Maryland. Commerce Bank was formed and opened in 1989. Mr. Jernigan served as General Counsel to Commerce Bank from its organization and until its acquisition by MainStreet BankGroup in December 1997. MainStreet was subsequently acquired by BB&T Corporation in 1999. From 1989 until 1993, Mr. Jernigan served as a member of the Board of Directors of Commerce Bank and on its Executive, Loan, Compensation and Strategic Planning Committees. Mr. Jernigan is a resident of Annapolis, Maryland and is active in local chambers of commerce, service and civic organizations. Mr. Jernigan is a founding organizer of the Company and a member of the Board of Directors of the Company and the Bank. Mr. Jernigan's current term as director of the Company expires in 2002.

Alvin R. Maier. Mr. Maier, 67, a private investor, is engaged in the business of manufacturing and selling building supplies as President of Ernest Maier, Inc. Mr. Maier has been a corporate officer of Ernest Maier, Inc. since 1955. Mr. Maier was one of the original organizers and directors of Commerce Bank. Mr. Maier served as Chairman of the Board of Commerce Bank (and following its acquisition by MainStreet) from 1989 until the acquisition of MainStreet by BB&T Corporation in 1999 and he served on the bank's Executive, Loan, Compensation and Strategic Planning Committees. A Korean War veteran, Mr. Maier is a resident of Anne Arundel County and is active in several local service and civic organizations, including Rotary International in which he has a 28-year perfect attendance record. Mr. Maier is a founding organizer of the Company and a member of the Board of Directors of the Company and the Bank. Mr. Maier's current term as director of the Company expires in 2003.

Richard J. Morgan. Mr. Morgan, 53, until joining the Company and the Bank, was involved as a cabinet level officer in the County Executive Administration, in the management of economic and community development programs, focusing on marketing, project and financial management, throughout Anne Arundel County as President and Chief Executive Officer of Anne Arundel Economic Development Corporation ("AAEDC"), a position he held since 1997. Mr. Morgan was awarded the Service Excellence Award by the Anne Arundel Trade Council in 1998 and County Business Leader of the Year in 1994. From 1990 to 1997, Mr. Morgan served as President and Chief

Executive Officer of Annapolis National Bank. Under Mr. Morgan's leadership, Annapolis National Bank became a successful, well-capitalized and profitable commercial bank and earned an "Outstanding" CRA rating. Annapolis National Bank became one of Maryland's top five SBA lenders and Mr. Morgan was selected as the SBA's Financial Services Leader of the Year for the State of Maryland in 1994. Mr. Morgan's has also served as Chief Financial Officer and Group Vice President of the Toddson Company, Inc.; Chief Financial Officer and Group Vice President of the Phillips Corporation; Regional Vice President and Loan Officer of Maryland National Bank and served in commercial lending roles with Marine Midland Bank in New York from 1970 to 1977. At Maryland National Bank, he was responsible for building the commercial loan portfolio in the Washington suburban market from zero to $150 million. Mr. Morgan has over 30 years of banking and financial management experience and has served on numerous boards, commissions and community service groups in Annapolis and Anne Arundel County including the as Board Chair of United Way of Anne Arundel County; Board and Executive Committee of the Annapolis and Anne Arundel Chamber of Commerce (formerly Trade Council) and Chair of the Chambers Economic Development Committee; State of Maryland's Neighborhood Revitalization Loan Committee; and the Treasurer and member of the Executive Committee of the Maryland Industrial Development Association; Board and Executive Committee of the Anne Arundel Community College Foundation. Mr. Morgan is a founding organizer of the Company and a member of the Board of Directors of the Company and the Bank. Mr. Morgan's current term as director of the Company expires in 2003.

Edward B. Howlin, Jr. Mr. Howlin, 64, is the Chairman and Chief Executive Officer of Howlin Realty Management, Inc., a real estate holding, management and development firm, and of Edward B. Howlin, Inc., a management and holding company, and of its subsidiary companies, Dunkirk Supply, Inc. and Howlin Concrete, Inc. Mr. Howlin is also Chief Executive Officer of Howlin Construction Company, Inc. In addition to real estate management and development, the Howlin companies construct residential subdivisions and design, manufacture and sell construction components, systems and supplies to various commercial, residential and government projects primarily in Southern Maryland. Mr. Howlin is a founding organizer of the Company and a member of the Board of Directors of the Company and the Bank. Mr. Howlin's current term as director of the Company expires in 2001.

Lamont Thomas. Mr. Thomas, 60, until joining the Company and the Bank, served as the Executive Vice President and Treasurer of Commerce Bank in College Park, Maryland from September 1989 until June 1999 serving as chief operating and financial officer. Mr. Thomas was one of the original organizers and directors of Commerce Bank and served as a director until MainStreet's acquisition by BB&T in 1999. As a director, Mr. Thomas served on the Commerce Bank's Executive, Asset/Liability and Strategic Planning Committees. From 1976 until the organization of Commerce Bank, Mr. Thomas managed numerous corporate functions of Citizens Bank of Maryland, a then $1.8 billion commercial bank with a 100-plus-branch network in the Washington D.C. area as its Vice President and Treasurer. Mr. Thomas was also responsible for all liaisons with the Federal Deposit Insurance Corporation and the Maryland State Banking Department. Mr. Thomas is a founding organizer of the Company and a member of the Board of Directors of the Company and the Bank. Mr. Thomas' current term as director of the Company expires in 2001.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth a comprehensive overview of the compensation for all executive officers of the Company who received total salary of $100,000 or more during the fiscal year ended December 31, 2000. No bonuses were awarded in 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                      Long-term
                                                                                    Compensation
                                             Annual Compensation                       Awards
-----------------------------    ---------------------------------------------    ------------------    ------------------
                                                                                     Securities
                                                                                     Underlying             All Other
Name and Principal Position         Year           Salary          Bonus(1)            Options           Compensation($)
-----------------------------    ------------    ------------    -------------    ------------------    ------------------
Richard J. Morgan                   2000          $145,539            $0                  0(1)              $3,706(2)
President and Chief
Executive Officer of the            1999           $31,250            $0                  0                    $0
Company and the Bank




Lamont Thomas,                      2000          $137,797            $0                  0(3)              $4,127(4)
Executive Vice President-
Chief Operating Officer of          1999           $30,000            $0                  0                    $0
the Company and the Bank

(1) Mr. Morgan is entitled to receive options to purchase 10,000 shares of Common Stock, which have not yet been granted.
(2) Represents insurance premium of $716 and car allowance of $2,990.
(3) Mr. Thomas is entitled to receive options to purchase 7,500 shares of Common Stock, which have not yet been granted.
(4) Represents insurance premium of $1,137 and car allowance of $2,990

         Employment Agreements. Mr. Morgan and Mr. Thomas each has an employment agreement with the Company pursuant to which they serve as President and Chief Executive Officer of the Bank, and Executive Vice President and Chief Operating Officer of the Bank, respectively.

         President's Employment Agreement. Under his employment agreement, Mr. Morgan is entitled to receive an annual base salary of $125,000, a term life insurance policy in the amount of $300,000, options to purchase 10,000 shares of common stock at an exercise price of $10.00 per share. Mr. Morgan is also entitled to receive bonuses and additional grants of options as determined by the Board of Directors, and to participate in all other health, welfare, benefit, stock, option and bonus plans, if any, generally available to officers or employees of the Company. Mr. Morgan is also be entitled to the use of a leased vehicle or a comparable vehicle allowance. The term of Mr. Morgan's agreement expires on August 2, 2004 unless sooner terminated. If the agreement is terminated by the Company without cause, the Company will continue to pay Mr. Morgan his annual compensation and benefits as severance compensation for a period of 12 months. In the event of any change in control of the Company, Mr. Morgan may continue his employment, execute a new employment agreement on mutually agreeable terms or resign his employment. In the event that Mr. Morgan resigns or is terminated within 12 months of the change in control, Mr. Morgan will be entitled to the sum of twice the base salary and bonuses paid to him during the 12 months immediately preceding the change in control.

         Executive Vice President's Employment Agreement. Under his employment agreement, Mr. Thomas is entitled to receive an annual base salary of $120,000, a term life insurance policy in the amount of $200,000, and options to purchase 7,500 shares of common stock at an exercise price of $10.00 per share. Mr. Thomas is also entitled to receive bonuses and additional grants of options as determined by the Board of Directors, and to participate in all other health, welfare, benefit, stock, option and bonus plans, if any, generally available to officers or employees of the Company. Mr. Thomas is also entitled to the use of a leased vehicle or a comparable vehicle allowance. The term of Mr. Thomas' employment agreement expires on August 1, 2004 unless sooner terminated. If the agreement is terminated by the Company without cause, the Company will continue to pay Mr. Thomas his annual compensation and benefits as severance compensation for a period of 12 months. In the event of any change in control of the Company, Mr. Thomas may continue his employment, execute a new employment agreement on mutually agreeable terms or resign his employment. In the event that Mr. Thomas resigns or is terminated within 12 months of the change in control, Mr. Thomas will be entitled to the sum of twice the base salary and bonuses paid to him Thomas during the 12 months immediately preceding the change in control.

         Employee Benefit Plans. The Bank provides a benefit program that includes health and dental insurance, life and long term and short-term disability insurance and a 401(k) plan under which the Company currently makes no matching contributions.

DIRECTOR COMPENSATION

          Directors of the Company and Bank did not receive compensation for membership on the Board or attendance at Board or committee meetings in 2000. Under his employment agreement with the Company, Mr. Jernigan is entitled to receive $30,000 per year for service as Chairman of the Boards of Directors of the Company and the Bank, a term life insurance policy in the amount of $100,000, and options to purchase stock 2,500 shares of common stock at an exercise price of $10.00 per share, which have not yet been issued. He is also entitled to receive cash bonuses and additional grants of options as determined by the Board of Directors. The term of Mr. Jernigan's employment agreement will expire on July 14, 2002 unless sooner terminated. If the agreement is terminated by the Company without cause, the Company will continue to pay his annual compensation and benefits as severance compensation for a period of 12 months. In the event of any change in control (as defined) of the Company, Mr. Jernigan may continue his employment, execute a new employment agreement on mutually agreeable terms or resign his employment. In the event that Mr. Jernigan resigns or is terminated within 12 months of the change in control, he will be entitled to the sum of twice the base salary and bonuses paid to Mr. Jernigan during the 12 months immediately preceding the change in control.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  The following table sets forth certain information as of December 31, 2000 concerning the number and percentage of shares of the Company's Common Stock beneficially owned by its directors, nominees for director, executive officers the compensation of which is disclosed herein, and by its directors and all executive officers as a group, as well as information regarding each other person known by the Company to own in excess of 5% of the outstanding Common Stock. Except as otherwise indicated, all shares are owned directly, and the named person possesses sole voting and sole investment power with respect to all such shares. Except as set forth below, the Company knows of no other person or persons, who beneficially own in excess of 5% of the Company's Common Stock. Further, the Company is not aware of any arrangement that at a subsequent date may result in a change of control of the Company.

Name                                              Age      Position                         Number of Shares   Percentage(1)
----                                              ---      --------                         ----------------   -------------
Milton D. Jernigan II                              46      Chairman of the Board of the          25,300             3.08%
                                                           Company and Bank

Alvin R. Maier                                     67      Vice Chairman, Secretary and          78,100             9.50%
CommerceFirst Bank                                         Treasurer of the Company;
1804 West Street                                           Vice Chairman of the Bank
Annapolis MD 21401

Richard J. Morgan                                  53      President and CEO of the               7,000             0.85%
                                                           Company and the Bank

Lamont Thomas                                      60      Executive Vice President of the       20,500             2.49%
                                                           Company and the Bank; Treasurer
                                                           of the Bank

Edward B. Howlin, Jr                               64      Director of the Company and          100,000            12.16%
Howlin Construction Co., Inc.                              the Bank
2880 Dunkirk Way
Dunkirk MD 20754

All directors and executive officers of
the Company as a group (5 persons)                                                              230,900            28.08%
                                                                                                =======            =====

All directors and executive officers of
the Company and the Bank as a group (22 persons)                                                458,400            55.75%
                                                                                                =======            =====
-----------------------------

1) Represents percentage of 822,250 shares issued and outstanding as of March 15, 2001. At March 15, 2001 there were no outstanding options or warrants that were exercisable within 60 days of March 15, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with some of its and the Company's directors, officers, and employees and their associates. In the past, substantially all of such transactions have been on the same terms, including interest rates, maturities and collateral requirements as those prevailing at the time for comparable transactions with non-affiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

         The maximum aggregate amount of loans to officers, directors and affiliates of the Bank during 2000 amounted to $1,882,850, representing approximately 26.8% of the Company's total shareholders' equity at December 31, 2000. In the opinion of the Board of Directors, the terms of these loans are no less favorable to the Bank than terms of the loans from the Bank to unaffiliated parties. On December 31, 2000, $1,713,422 of loans were outstanding to individuals who, during 2000, were officers, directors or affiliates of the Bank. At the time each loan was made, management believed that the loan involved no more than the normal risk of collectibility and did not present other unfavorable features. None of such loans were classified as Substandard, Doubtful or Loss.

         During 2000, the Bank paid a computer consulting firm of which Mr. Watson, a director of the Bank, is a principal, $90,370 for equipment purchases and related services. The Company paid the law firm of which Mr. Jernigan, the Chairman of the Board of Directors, is a principal, $26,000 for legal services and rent of the Company's temporary offices in 1999, and $60,407 for legal services and rent in 2000. The Company believes that the terms of these transactions were at least as favorable to the Company as could have been obtained from unaffiliated parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit No.       Description of Exhibits
3(a)              Certificate of Incorporation of the Company, as amended (1)
3(b)              Bylaws of the Company (1)
10(a)             Employment Agreement between Richard J. Morgan and the Company (2)
10(b)             Employment Agreement between Lamont Thomas and the Company (3)
11                Statement Regarding Computation of Per Share Income
21                Subsidiaries of the Registrant

         The sole subsidiary of the Registrant is CommerceFirst Bank, a Maryland chartered commercial bank.

99(a)             Amended and Restated Organizers Agreement (4)

-----------------------------
(1) Incorporated by reference to exhibit of the same number filed with the Company's Registration Statement on Form SB-2, as amended, (File No. 333-91817)
(2) Incorporated by reference to exhibit 10(b) to the Company's to Registration Statement on Form SB-2, as amended)
    (File No. 333-91817)
(3) Incorporated by reference to exhibits 10(c) to the Company's to Registration Statement on Form SB-2, as amended)
    (File No. 333-91817)
(4) Incorporated by reference to Exhibits 99(b) and 99(d) to the Company's to Registration Statement on Form SB-2, as amended)
    (File No. 333-91817)

(3)       (B)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMMERCEFIRST BANCORP, INC


March 20, 2001                         By:  /S/ Richard J. Morgan
                                           -------------------------------------
                                           Richard J. Morgan, President and CEO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           NAME                                         POSITION                                     DATE

 /s/ Milton D. Jernigan II                 Chairman of the Board of Directors of the             March 20, 2001
-----------------------------                        Company and the Bank
Milton D. Jernigan II



 /s/ Alvin R. Maier                         Vice Chairman of the Board of Directors              March 20, 2001
-----------------------------               of the Company and the Bank; Secretary
Alvin R. Maier                                   and Treasurer of the Company



 /s/ Richard J. Morgan                        Director, President and CEO of the                 March 20, 2001
-----------------------------                        Company and the Bank
Richard J. Morgan


 /s/ Lamont Thomas                         Director and Executive Vice President of              March 20, 2001
-----------------------------                      the Company and the Bank
Lamont Thomas


 /s/ Edward B. Howlin, Jr.                   Director of the Company and the Bank                March 20, 2001
-----------------------------
Edward B. Howlin, Jr.