Form 10QSB
period 2001-03-31
COMMERCEFIRST BANCORP INC
filed 2001-05-11
CIK 1098813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

(MARK ONE)
( X )            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

(   )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                    to
                                       -----------------    ---------------


                        Commission File Number 333-91817
                        --------------------------------


                          COMMERCEFIRST BANCORP, INC.
                          ---------------------------
               (Exact name of issuer as specified in its charter)

             Maryland                                             52-2180744
(State of other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

 1804 West Street, Suite 200, Annapolis MD                                 21401
 (Address of principal executive offices)                             (Zip Code)

                                  410-280-6695
                (Issuer's telephone number, including area code)

                                       N/A
        (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X  No
                                                                          --

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         As of May 10, 2001, there were 822,250 shares of the issuer's common stock, $0.01 par value, outstanding.

                           COMMERCEFIRST BANCORP, INC.

                                   FORM 10-QSB

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION
                                                                       PAGE(S)
                                                                       -------

   Item 1 - Financial Statements

     Consolidated Balance Sheets - March 31, 2001 (Unaudited)                3
       and December 31, 2000 (Audited)

      Consolidated Statements of Operations                                  4
           o    Three-month period ended March 31, 2001 (Unaudited)
           o    Three-month period ended March 31, 2000 (Audited)

     Consolidated Statements of Comprehensive Loss                           5
           o    Three-month period ended March 31, 2001 (Unaudited)
           o    Three-month period ended March 30, 2000 (Audited)

     Consolidated Statements of Cash Flows                                   6
           o    Three-month period ended March 31, 2001 (Unaudited)
           o    Three-month period ended March 31, 2000 (Audited)

     Notes to Consolidated Financial Statements                              7-8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                   10
Item 2 - Changes in Securities and Use of Proceeds                           10
Item 3 - Default upon Senior Securities                                      10
Item 4 - Submission of Matters to a Vote of Security Holders                 10
Item 5 - Other Information                                                   10
Item 6 - Exhibits and Reports on Form 8-K                                    11

SIGNATURES

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

ASSETS                                                          March 31, 2001  Dec 31, 2000
                                                                  (Unaudited)     (Audited)
Cash and due from banks                                         $  2,435,499    $  2,041,992
Federal funds sold                                                 3,175,000       9,900,000
                                                                ------------    ------------
            Cash and cash equivalents                              5,610,499      11,941,992
Investment securities available-for-sale,
     at fair value                                                 3,925,800         990,200
Federal Reserve Bank stock, at cost                                  172,100         182,100
Atlantic Central Bankers Bank stock, at cost                          37,000          37,000
Loans, less allowance for credit losses
    of $135,000 (2001) and $90,000 (2000)                          8,523,848       6,127,655
Premises and equipment, at cost, less
      accumulated depreciation                                       368,559         399,013
Accrued interest receivable                                           50,235          48,198
Other assets                                                          75,713          64,195
                                                                ------------    ------------
            TOTAL ASSETS                                        $ 18,763,754    $ 19,790,353
                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
   Non-interest bearing demand                                  $  1,691,436    $  1,154,029
   Interest-bearing                                               10,045,873      11,482,926
                                                                ------------    ------------
            Total deposits                                        11,737,309      12,636,955
Securities sold under agreements to repurchase                       139,270          51,684
Accrued interest payable on deposits                                  13,896          14,837
Other liabilities                                                     81,095          57,667
                                                                ------------    ------------
            TOTAL LIABILITIES                                   $ 11,971,570      12,761,143
                                                                ============    ============

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, par value $.01, authorized 4,000,000
shares; issued and outstanding 822,250 shares                          8,223           8,223
Surplus                                                            8,099,012       8,099,012
Accumulated deficit                                               (1,317,753)     (1,078,231)
Accumulated other comprehensive income                                 2,703             206
                                                                ------------    ------------
            TOTAL STOCKHOLDERS' EQUITY                             6,792,184       7,029,210
                                                                ------------    ------------

            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                            $ 18,763,754    $ 19,790,353
                                                                ============    ============

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                           THREE MONTHS           THREE MONTHS
                                              ENDED                   ENDED
                                          MARCH 31, 2001         MARCH 31, 2000
                                           (Unaudited)             (Audited)
INTEREST INCOME ON:
   Loans, including fees                     $ 181,296        $
   U.S. Treasury securities                     27,240
   Federal Reserve Bank stock                    3,204
   Federal funds sold                           82,452
   Deposits in other financial
        institutions                            17,552                8,731
                                             ---------            ---------
            Total interest income              311,744                8,731
                                             ---------            ---------
INTEREST EXPENSE ON:
    Deposits                                   132,348                   --
                                             ---------            ---------

            NET INTEREST INCOME                179,396                8,731
                                             ---------            ---------

 PROVISION FOR CREDIT LOSSES                    45,000                   --
                                             ---------            ---------

            NET INTEREST INCOME AFTER
               PROVISION FOR CREDIT LOSSES     134,396                8,731
                                             ---------            ---------


OTHER INCOME:

    Service charges on deposit accounts         19,090                   --
                                             ---------            ---------

OTHER EXPENSES:
   Salaries and benefits                       231,232               86,966
   Legal and professional                       48,086               49,291
   Rent and occupancy                           47,365               11,500
   Marketing and business
      development                                6,239               15,137
   Office supplies                               8,251               15,229
   Other expenses                               51,833                4,400
                                             ---------            ---------
            TOTAL OTHER EXPENSES               393,007              182,523
                                             ---------            ---------

NET LOSS                                     $(239,522)           $(173,792)
                                             =========            =========
BASIC AND DILUTED LOSSES PER
SHARE OF COMMON STOCK                        $   (0.29)           $   (3.21)
                                             =========            =========

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
STOCK OUTSTANDING                              822,250               54,166
                                             =========            =========

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                            THREE MONTHS        THREE MONTHS
                                               ENDED               ENDED
                                           MARCH 31, 2001      MARCH 31, 2000
                                            (Unaudited)          (Audited)


Net loss                                     $(239,522)          $(173,792)

Other comprehensive loss, net of tax:

    Unrealized holding gains on securities
    available-for-sale during the period        2,703                   --
                                             ---------           ---------

Comprehensive loss                           $(236,819)          $(173,792)
                                             =========           =========


The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                             THREE MONTHS         THREE MONTHS
                                                                                                 ENDED                ENDED
                                                                                             MARCH 31, 2001       MARCH 31, 2000
                                                                                               (Unaudited)            (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
               Net Loss                                                                       $   (239,522)        $   (173,792)
               Adjustments to reconcile net loss to net cash
               used by operating activities:
                      Depreciation, amortization and accretion                                       3,214                  737
                      Provision for credit losses                                                   45,000                   --
                      Change in assets and liabilities:
                                 Increase in accrued interest receivable                            (2,037)                  --
                                 Increase in other assets                                          (11,518)             (19,761)
                                 Decrease in accrued interest payable                                 (941)                  --
                                 Increase in other liabilities                                      22,164               52,733
                                                                                              ------------         ------------

                                 Net cash used by operating activities                            (183,640)            (140,083)
                                                                                              ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
               Purchases of available-for-sale securities                                       (3,904,000)                  --
               Maturities of available-for-sale securities                                       1,000,000                   --
               Proceeds from sale of FRB stock                                                       9,400                   --
               Increase in loans, net                                                           (2,441,193)                  --
               Purchases of premises and equipment                                                      --               (2,131)
                                                                                              ------------         ------------
                                 Net cash used by investing activities                          (5,335,793)              (2,131)
                                                                                              ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
               Increase in non interest bearing deposits                                           537,407                   --
               Decrease in time deposits                                                        (1,437,053)                  --
               Increase in securities sold under agreements to repurchase                           87,586                   --
               Issuance of common stock                                                                 --              325,000
                                                                                              ------------         ------------

                                 Net cash provided (used) by financing activities                 (812,060)             325,000
                                                                                              ------------         ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (6,331,493)             182,786

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  11,941,992              143,774
                                                                                              ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $  5,610,499         $    326,560
                                                                                              ============         ============
Supplemental Cash Flow Information:
               Interest payments                                                              $    132,348         $         --
                                                                                              ------------         ------------
               Income tax payments                                                            $         --         $         --
                                                                                              ------------         ------------
               Total increase in unrealized appreciation on
                   available-for-sale securities                                              $      3,760         $         --
                                                                                              ------------         ------------

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The financial data at December 31, 2000 is derived from audited consolidated financial statements that are included in the Company's Annual Report dated December 31, 2000. The financial data at March 31, 2000 is derived from audited consolidated financial statements that are included in the Company's Supplement (dated July 20, 2000) to its Prospectus dated February 22, 2000. Interim results are not necessarily indicative of results for the full year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         Principles of Consolidation:

         The consolidated financial statements include the accounts of CommerceFirst Bancorp, Inc. (the "Company") and its subsidiary, CommerceFirst Bank (the "Bank"). Intercompany balances and transactions have been eliminated.

         Accounting Policies:

         There have been no changes in accounting policies used by the Company during the quarter ended March 31, 2001.

NOTE 2. DEVELOPMENT STAGE OPERATIONS

         Through June 30, 2000, the Company devoted substantially all of its efforts towards establishing a new banking business and raising capital, and accordingly, the Company met the criteria defined by Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." The Bank commenced lending and teller operations on June 29, 2000 and therefore is no longer considered in the development stage.

NOTE 3. INCOME TAXES

         The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the enacted rates that will be in effect when these differences reverse. Deferred income taxes will be recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized; accordingly, no deferred income taxes or income tax benefits have been recorded by the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. NET LOSS PER COMMON SHARE

         Net loss per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. There are no common stock equivalents resulting from dilutive stock options.

NOTE 5. RELATED PARTY TRANSACTIONS

         The Company paid $2,860 during the first quarter of 2001 for legal expenses to a law firm of which the Chairman of the Board of the Company is also a principal.

         The Company paid $3,953 during the first quarter of 2001 for support services to a computer-consulting firm of which a Director is also a principal.

         The Company paid $2,748 during the first quarter of 2001 for office supplies to a printing firm of which a Director is also a principal

         The Company also paid $16,238 during the first quarter of 2001 for various group insurance benefits for which a Director will ultimately receive commission compensation.

         Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At March 31, 2001 the amounts of such loans outstanding were approximately $2,039,000.

         Deposit balances of executive officers and directors and their affiliated interests totaled approximately $3,636,000 at March 31, 2001.

NOTE 6. COMMITMENTS

         Agreement:

         The Company has entered into an agreement with an outside vendor to provide a full complement of Internet banking services to its customers. The cost of implementing and installing this system is approximately $27,000 and is estimated to be completed during the second quarter of 2001.

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

         Outstanding unused lines of credit as of March 31, 2001 are as follows:

                       Commercial lines of credit:  $ 2,220,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements
--------------------------

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

General
-------

     CommerceFirst Bancorp, Inc. (the "Company") is the bank holding company for CommerceFirst Bank, a Maryland chartered commercial bank headquartered in Annapolis, Maryland (the "Bank"). The Bank was capitalized, became a wholly owned subsidiary of the Company and commenced operations on June 29, 2000. Prior to that date, substantially all of the Company's efforts had been devoted to organizing the Bank, obtaining the requisite regulatory approvals for operation of the Bank and raising capital. As a result of the Company's offering of shares of its common stock at an offering price of $10.00 per share, an aggregate of $8,222,500 was raised, including shares purchased by organizers. To date, $6,500,000 of the gross proceeds of the offering has been contributed to the capital of the Bank. The balance remains at the Company level, invested in repurchase agreements, and remains available for future contributions to the capital of the Bank, for payment of Company operating expenses and for other corporate purposes.

1. RESULTS OF OPERATIONS.

     The Company reported a net loss of $239,522 for the quarter ended March 31, 2001, which is attributed exclusively to the results of operations of the Bank and is in line with expectations. As the Company was a development stage company through the second quarter of 2000, without operations other than those related to the organization of the Bank and capital raising, there are no meaningful comparisons to the quarter ended March 31, 2000 or to other reporting periods.

2. FINANCIAL CONDITION.

     At March 31, 2001 deposits totaled $11.7 million, principally money market deposit accounts ($4.6 million), certificates of deposit ($4.4 million) and demand deposits ($1.7 million). Loans totaled $8.5 million, net of an allowance for credit losses of $135,000, principally commercial term loans and lines of credit ($5.0 million) and real estate secured term loans ($3.5 million). An allocation of $45,000 as a provision for credit losses was taken during the quarter in accordance with the established business plan; there were no non-performing assets. Federal funds sold totaled $3.2 million while investments (principally U.S. Treasury Bills and Federal Reserve Bank stock) were $4.1 million.

     Allowance for Credit Losses. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. The allowance, based on evaluations of the collectibility of loans and prior loan loss experience, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers' ability to pay. As the Bank is a new institution and has not had any experience of loan losses or non-performing assets, management also considers the loan loss experience of peer institutions in establishing the level of the allowance. At March 31, 2001, the allowance for credit losses was $135,000, or 1.73% of total loans, which was a general allowance, none of which has been allocated to any specific loans or category of loans.

3. LIQUIDITY AND CAPITAL RESOURCES.

     The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. At the holding company level solely, on March 31, 2001, the principal source of liquidity was a deposit of $1.3 million in another financial institution. The Bank's principal sources of funds for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions and Federal funds sold. The levels of such assets are dependent on the Bank's lending, investment and operating activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and loan demand, both current and anticipated. On March 31, 2001, the Bank's cash and cash equivalents totaled $4.3 million.

     The Bank may draw on a $2.0 million Federal funds borrowing facility from a financial institution. As of March 31, 2001, no amounts were outstanding under this facility. The Company believes its levels of liquidity and capital are adequate to conduct the business of the Company and Bank.

     The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At March 31, 2001, the Bank was in full compliance with these guidelines with a Tier I leverage ratio of 33.54% and a capital to risk-weighted assets ratio of 57.02%.

                           PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings - None

     Item 2 - Changes in Securities and Use of Proceeds

     On February 22, 2000, the Company's registration statement on Form SB-2 (No. 333-91817) relating to its initial offering of common stock, $0.01 par value, was declared effective by the Securities and Exchange Commission, and the offering commenced. On July 20, 2000, post-effective amendment no. 1 to the Company's registration statement was declared effective by the Securities and Exchange Commission, and the offering was extended to August 18, 2000. On June 29, 2000, subscriptions for 648,450 shares (not including 65,000 shares purchased by organizers in exchange for organizer shares previously issued for an aggregate of $650,000) were accepted and a closing was held with respect to such shares, resulting of net proceeds of $6,484,500. On August 18, 2000, escrow was broken with respect to an additional 99,150 shares, for additional gross proceeds of $991,500. Total proceeds of the offering, including organizer share purchases, were $8,222,500. No person or entity underwrote the Company's offering, which was made through the efforts of the Company's organizing directors and executive officers, with the limited assistance of Koonce Securities, Inc., in order to comply with the securities laws of certain of the states in which the shares were offered. Koonce has received a fee of $15,000 for its services in connection with the offering, plus payment of $1,026 for deposit delivery services. $6,500,000 has been contributed to the capital of the Bank for use in its lending and investment activities; the Company has received reimbursement of $59,746 from the Bank for payment of Bank-related expenses prior to opening.

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

                                           COMMERCEFIRST BANCORP, INC.

Date:  May 10, 2001                      By:   /s/ Richard J. Morgan
                                              ----------------------------------
                                         Richard J. Morgan, President & CEO



Date:  May 10, 2001                      By:   /s/ Lamont Thomas
                                              ----------------------------------
                                         Lamont Thomas, Executive Vice President