Form 10QSB
period 2001-06-30
COMMERCEFIRST BANCORP INC
filed 2001-07-26
CIK 1098813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                   FORM 10-QSB

(MARK ONE)
( X )       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended June 30, 2001

                                       OR

(   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                 to
                                              --------------    ----------------


                        Commission File Number 333-91817
                      ------------------------------------

                           COMMERCEFIRST BANCORP, INC.
                      ------------------------------------
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

                                  410-280-6695
                        ---------------------------------
                (Issuer's telephone number, including area code)


               -------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                                     Yes X No
                                                                        ---  ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     As of July 26, 2001, there were 822,250 shares of the issuer's common stock, $0.01 par value, outstanding.

                           COMMERCEFIRST BANCORP, INC.

                                   FORM 10-QSB


                                      INDEX
                                      -----



PART I - FINANCIAL INFORMATION                                                                           PAGE(S)
                                                                                                         -------

   Item 1 - Financial Statements

     Consolidated Balance Sheets - June 30, 2001 (Unaudited)                                                1
       and December 31, 2000 (Audited)

      Consolidated Statements of Operations                                                                 2
           o    Three- and six-month periods ended June 30, 2001 (Unaudited)
           o    Three- and six-month periods ended June 30, 2000 (Unaudited)

     Consolidated Statements of Comprehensive Loss                                                          3
           o    Three- and six-month periods ended June 30, 2001 (Unaudited)
           o    Three- and six-month periods ended June 30, 2000 (Unaudited)

     Consolidated Statements of Cash Flows                                                                  4
           o    Six-month period ended June 30, 2001 (Unaudited)
           o    Six-month period ended June 30, 2000 (Unaudited)

     Notes to Consolidated Financial Statements                                                             5-6

Item 2 - Management's Discussion and Analysis of Financial Condition                                        7-8
         and Results of Operations




PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
Item 2 - Changes in Securities and Use of Proceeds
Item 3 - Default upon Senior Securities
Item 4 - Submission of Matters to a Vote of Security Holders
Item 5 - Other Information Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES


                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000



ASSETS                                                                JUNE 30, 2001             DEC 31, 2000
                                                                      -------------             ------------
                                                                       (Unaudited)                (Audited)

Cash and due from banks                                               $  1,782,649              $  2,041,992
Federal funds sold                                                       2,225,000                 9,900,000
                                                                      ------------              ------------
            Cash and cash equivalents                                    4,007,649                11,941,992
Investment securities available-for-sale,
    at fair value                                                        3,974,199                   990,200
Federal Reserve Bank stock, at cost                                        165,350                   182,100
Atlantic Central Bankers Bank stock, at cost                                37,000                    37,000
Loans, less allowance for credit losses
    of $180,000 (2001) and $90,000 (2000)                               13,337,686                 6,127,655
Premises and equipment, at cost, less
    accumulated depreciation                                               338,105                   399,013
Accrued interest receivable                                                 56,044                    48,198
Other assets                                                               102,829                    64,195
                                                                      ------------              ------------
            TOTAL ASSETS                                              $ 22,018,862              $ 19,790,353
                                                                      ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
   Noninterest-bearing demand                                         $  1,845,367              $  1,154,029
   Interest-bearing                                                     13,300,897                11,482,926
                                                                      ------------              ------------
            Total deposits                                              15,146,264                12,636,955
Securities sold under agreements to repurchase                             210,023                    51,684
Demand note, Treasury Tax & Loan                                            53,373                      --
Accrued interest payable on deposits                                        12,587                    14,837
Other liabilities                                                           53,468                    57,667
                                                                      ------------              ------------
            TOTAL LIABILITIES                                           15,475,715                12,761,143
                                                                      ------------              ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, par value $.01, authorized 4,000,000
shares; issued and outstanding 822,250 shares                                8,223                     8,223
Surplus                                                                  8,099,012                 8,099,012
Accumulated deficit                                                     (1,568,697)               (1,078,231)
Accumulated other comprehensive income                                       4,610                       206
                                                                      ------------              ------------
            TOTAL STOCKHOLDERS' EQUITY                                   6,543,147                 7,029,210
                                                                      ------------              ------------

            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                                  $ 22,018,862              $ 19,790,353
                                                                      ============              ============



  The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                             JUNE 30                             JUNE 30
                                                               ------------------------------------    ----------------------------
                                                                      2001               2000              2001             2000
                                                               -----------------   ----------------    ------------    ------------
                                                                   (Unaudited)        (Unaudited)      (Unaudited)      (Unaudited)

INTEREST INCOME ON:
   Loans, including fees                                            $ 219,214         $    --           $ 400,510         $    --
   U.S. Treasury securities                                            46,111              --              73,351              --
   Federal Reserve Bank stock                                           2,517              --               5,721              --
   Federal funds sold                                                  27,598              --             110,050              --
   Deposits in other financial
        institutions                                                   13,419            75,315            30,971            84,046
                                                                    ---------         ---------         ---------         ---------
          Total interest income                                     $ 308,859         $  75,315         $ 620,603         $  84,046

INTEREST EXPENSE ON:
    Deposits                                                          125,945              --             258,293              --
                                                                    ---------         ---------         ---------         ---------

              NET INTEREST INCOME                                     182,914            75,315           362,310            84,046
                                                                    ---------         ---------         ---------         ---------

PROVISION FOR CREDIT LOSSES                                            45,000              --              90,000              --
                                                                    ---------         ---------         ---------         ---------

              NET INTEREST INCOME AFTER
                 PROVISION FOR CREDIT LOSSES                          137,914            75,315           272,310            84,046

OTHER INCOME:
    Service charges on deposit accounts                                16,839              --              35,929              --
                                                                    ---------         ---------         ---------         ---------

OTHER EXPENSES:
   Salaries and benefits                                              234,536            89,480           465,768           176,446
   Legal and professional                                              59,039            22,772           107,125            34,006
   Rent and occupancy                                                  50,439            35,145            97,804            46,645
   Depreciation                                                        30,454             1,157            60,908             1,893
   Office supplies                                                      3,088             6,966            11,339            22,195
   Other expenses                                                      28,143             4,464            55,761            45,026
                                                                    ---------         ---------         ---------         ---------
            TOTAL OTHER EXPENSES                                      405,699           159,984           798,705           326,211
                                                                    ---------         ---------         ---------         ---------

NET LOSS                                                            $(250,946)        $ (84,669)        $(490,466)        $(242,167)
                                                                    =========         =========         =========         =========
BASIC AND DILUTED LOSSES PER
SHARE OF COMMON STOCK                                               $   (0.31)        $   (0.30)        $   (0.60)        $   (1.41)
                                                                    =========         =========         =========         =========

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON STOCK OUTSTANDING                                              822,250           281,150           822,250           171,408
                                                                    =========         =========         =========         =========




  The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS




                                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                              JUNE 30                          JUNE 30
                                                                    ---------------------------         ---------------------------
                                                                         2001            2000              2001              2000
                                                                    ---------         ---------         ---------         ---------
                                                                    (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)

Net loss                                                            $(250,946)        $ (84,669)        $(490,466)        $(242,167)

Other comprehensive income, net of tax:

    Unrealized holding gains on securities
    available-for-sale during the period                                1,907              --               4,610              --
                                                                    ---------         ---------         ---------         ---------


Comprehensive loss                                                  $(249,039)        $ (84,669)        $(485,856)        $(242,167)
                                                                    =========         =========         =========         =========





        The Notes to Confolidated Financial Statements are an integrated part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                         SIX MONTHS ENDED
                                                                                                             JUNE 30
                                                                                                 ----------------------------------
                                                                                                     2001                   2000
                                                                                                 ------------          ------------
                                                                                                  (Unaudited)          (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
              Net Loss                                                                           $   (490,466)         $   (242,167)
              Adjustments to reconcile net loss to net cash
                used by operating activities:
                     Depreciation, amortization and accretion                                         (12,443)                1,893
                     Provision for credit losses                                                       90,000                  --
                     Change in assets and liabilities:
                          Decrease in accrued interest receivable                                       8,151                  --
                          Increase in other assets                                                    (54,632)              (33,794)
                          Decrease in accrued interest payable                                         (2,250)                 --
                          (Decrease)/increase in other liabilities                                     (6,445)               52,614
                                                                                                 ------------          ------------

                          Net cash used by operating activities                                      (468,084)             (221,454)
                                                                                                 ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of available-for-sale securities                                           (3,904,000)                 --
              Maturities of available-for-sale securities                                           1,000,000                  --
              Purchases of FRB stock                                                                     --                (195,000)
              Proceeds from sale of FRB stock                                                          16,750                  --
              Increase in loans, net                                                               (7,300,031)                 --
              Purchases of premises and equipment                                                        --                  (2,130)
                                                                                                 ------------          ------------

                          Net cash used by investing activities                                   (10,187,281)             (197,130)
                                                                                                 ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
              Increase in noninterest-bearing deposits, net                                           691,339                22,612
              Increase in time deposits, net                                                        1,817,971                 5,995
              Increase in securities sold under agreements to repurchase                              158,339                  --
              Increase in Demand note, Treasury Tax & Loan                                             53,373                  --
              Issuance of common stock                                                                   --               6,809,500
              Costs of raising capital                                                                   --                 (29,463)
                                                                                                 ------------          ------------

                          Net cash provided by financing acticities                                 2,721,022             6,808,644
                                                                                                 ------------          ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   (7,934,343)            6,390,060

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     11,941,992               143,774
                                                                                                 ------------          ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                         $  4,007,649          $  6,533,834
                                                                                                 ============          ============
Supplemental Cash Flow Information:
              Interest payments                                                                  $    258,293          $       --
                                                                                                 ------------          ------------
              Income tax payments                                                                $       --            $       --
                                                                                                 ------------          ------------
              Total increase in unrealized appreciation on
                  available-for-sale securities                                                  $      6,649          $       --
                                                                                                 ------------          ------------



       The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The financial data at December 31, 2000 is derived from audited consolidated financial statements that are included in the Company's Annual Report dated December 31, 2000. The financial data at June 30, 2000 and 2001 is derived from reviewed consolidated financial statements. Interim results are not necessarily indicative of results for the full year.

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

         Accounting Policies:

         There have been no changes in accounting policies used by the Company during the quarter ended June 30, 2001.

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



NOTE 5. RELATED PARTY TRANSACTIONS

         The Company paid $1,851 during the second quarter of 2001 and $4,710 during the first half of 2001 for legal expenses to a law firm of which the Chairman of the Board of the Company is also a principal.

         The Company paid $3,019 during the second quarter of 2001 and $6,971 during the first half of 2001 for support services to a computer-consulting firm of which a Director is also a principal.

         The Company paid $2,748 during the first quarter of 2001 for office supplies to a printing firm of which a Director is also a principal.

         The Company also paid $16,362 during the second quarter of 2001 and $32,600 during the first half of 2001 for various group insurance benefits for which a Director will ultimately receive commission compensation.

         Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At June 30, 2001 the amounts of such loans outstanding were approximately $1,835,000.

         Deposit balances of executive officers and directors and their affiliated interests totaled approximately $3,246,000 at June 30, 2001.

NOTE 6. COMMITMENTS

         Agreement:

         The Company has entered into an agreement with an outside vendor to provide a full complement of Internet banking services to its customers. The cost of implementing and installing this system is approximately $27,000 and is estimated to be completed during the third quarter of 2001.

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

         Outstanding unused lines of credit as of June 30, 2001 are as follows:

                Commercial lines of credit:     $2,702,000

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


1. RESULTS OF OPERATIONS.

     The Company reported a net loss of $250,945 for the quarter ended June 30, 2001, and a net loss of $490,466 for the six-month period ended June 30, 2001, all of which is attributed exclusively to the results of operations of the Bank and is in line with expectations. As the Company was a development stage company through the second quarter of 2000, without operations other than those related to the organization of the Bank and capital raising, there are no meaningful comparisons to the quarter or the six-month period ended June 30, 2000.


2. FINANCIAL CONDITION.

     At June 30, 2001 deposits totaled $15.1 million, principally money market deposit accounts ($7.3 million), certificates of deposit ($4.2 million), demand deposits ($1.8 million) and NOW accounts ($1.7 million). Loans totaled $13.3 million, net of an allowance for credit losses of $180,000, principally commercial term loans and lines of credit ($8.3 million) and real estate secured term loans ($5.1 million). An allocation of $45,000 as a provision for credit losses was taken during the quarter in accordance with the established business plan; there were no non-performing assets. Federal funds sold totaled $2.2 million while investments (principally U.S. Treasury Bills and Federal Reserve Bank stock) were $4.1 million.

       Allowance for Credit Losses. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. The allowance, based on evaluations of the collectibility of loans and prior loan loss experience, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers' ability to pay. As the Bank is a new institution and has not had any experience of loan losses or non-performing assets, management also considers the loan loss experience of peer institutions in establishing the level of the allowance. At June 30, 2001, the allowance for credit losses was $180,000, or 1.35% of total loans; this amount is a general allowance, none of which has been allocated to any specific loans or category of loans.

3. LIQUIDITY AND CAPITAL RESOURCES.

     The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. At the holding company level solely, on June 30, 2001, the principal source of liquidity was an overnight investment account of $1.3 million in another financial institution. The Bank's principal sources of funds for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions and Federal funds sold. The levels of such assets are dependent on the Bank's lending, investment and operating activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and loan demand, both current and anticipated. On June 30, 2001, the Bank's cash and cash equivalents totaled $2.7 million.

     The Bank may draw on a $2.0 million Federal funds borrowing facility from a financial institution. As of June 30, 2001, no amounts were outstanding under this facility. The Company believes its levels of liquidity and capital are adequate to conduct the business of the Company and Bank.

     The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At June 30, 2001, the Bank was in full compliance with these guidelines with a Tier I leverage ratio of 30.42% and a Tier I and total capital to risk-weighted assets ratios of 36.89% and 38.14%.

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

     Item 3 - Default upon Senior Securities - None

     Item 4 - Submission of Matters to a Vote of Security Holders -

     On April 25, 2001, the annual meeting of shareholders of the Company was held for the purpose of (1) electing two (2) directors to serve until the next annual meeting and until their successors are duly elected and qualified; and (2) ratifying the appointment of the Company's independent auditors.

     The name of each director elected at the meeting, and the votes cast for such persons are set forth below.



         --------------------------------------------------------------------------------------------
         Name                       For        Against/Withheld     Abstentions     Broker Non-votes
         --------------------------------------------------------------------------------------------

         Edward B. Howlin, Jr.      611,350    0                    0               0
         --------------------------------------------------------------------------------------------

         Lamont Thomas              611,350    0                    0               0
         --------------------------------------------------------------------------------------------



     In addition to those elected at the meeting, the following directors continued in office after the meeting: Milton D. Jernigan, II, Alvin R. Maier and Richard J. Morgan.

     The vote for ratification of the appointment of Trice Geary & Myers, LLC as the Company's independent auditors was as follows:

         For:                          611,350
         Against:                            0
         Abstain:                            0
         Broker Non-votes:                   0

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

   b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COMMERCEFIRST BANCORP, INC.


Date:  July 26, 2001                By: /s/ Richard J. Morgan
                                        ----------------------------------------
                                        Richard J. Morgan, President & CEO



Date:  July 26, 2001                By: /s/ Lamont Thomas
                                        ----------------------------------------
                                        Lamont Thomas, Executive Vice President,
                                          Chief Financial Officer