Form 10QSB
period 2001-09-30
COMMERCEFIRST BANCORP INC
filed 2001-11-02
CIK 1098813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549






                                   FORM 10-QSB

(MARK ONE)
( X )            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

                                       OR

( )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from               to
                                   -------------    -------------

                        Commission File Number 333-91817


                           COMMERCEFIRST BANCORP, INC.
               (Exact name of issuer as specified in its charter)

             MARYLAND                                           52-2180744
--------------------------------------------------------------------------------
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

 1804 West Street, Suite 200, Annapolis MD                       21401
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

         As of November 1, 2001, there were 822,250 shares of the issuer's common stock, $0.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one)  Yes   No   X

                           CommerceFirst Bancorp, Inc.

                                   FORM 10-QSB


                                      INDEX





PART I - FINANCIAL INFORMATION                                                                           PAGE(S)
                                                                                                         -------

Item 1 - Financial Statements

     Consolidated Balance Sheets - September 30, 2001 (Unaudited)
       and December 31, 2000 (Audited)                                                                    1

      Consolidated Statements of Operations                                                               2
           o    Three- and nine-month periods ended September 30, 2001 (Unaudited)
           o    Three- and nine-month periods ended September 30, 2000 (Unaudited)

     Consolidated Statements of Cash Flows                                                                3

           o Nine-month period ended September 30, 2001 (Unaudited) o Nine-month period ended September 30, 2000 (Unaudited)
     Consolidated Statements of Comprehensive Loss                                                        4
           o    Three- and nine-month periods ended September 30, 2001 (Unaudited)
           o    Three- and nine-month periods ended September 30, 2000 (Unaudited)



     Notes to Consolidated Financial Statements                                                           5-7

Item 2 - Management's Discussion and Analysis of Financial Condition                                      8-10
         and Results of Operations




PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
Item 2 - Changes in Securities and Use of Proceeds
Item 3 - Default upon Senior Securities
Item 4 - Submission of Matters to a Vote of Security Holders
Item 5 - Other Information
Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000






ASSETS                                                SEPT 30, 2001               DEC 31, 2000

                                                       (Unaudited)                  (Audited)

Cash and due from banks                                $  3,057,907               $  2,041,992
Federal funds sold                                        3,050,000                  9,900,000
                                                       ------------               ------------
      Cash and cash equivalents                           6,107,907                 11,941,992
Investment securities available-for-sale,
      at fair value                                       3,974,312                    990,200
Federal Reserve Bank stock, at cost                         158,000                    182,100
Atlantic Central Bankers Bank stock, at cost                 37,000                     37,000
Loans, less allowance for credit losses
      of $225,000 (2001) and $90,000 (2000)              16,663,238                  6,127,655
Premises and equipment, at cost, less
      accumulated depreciation                              343,237                    399,013
Accrued interest receivable                                  74,462                     48,198
Other assets                                                107,618                     64,195
                                                       ------------               ------------
           TOTAL ASSETS                                $ 27,465,774               $ 19,790,353
                                                       ============               ============

LIABILITES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits
      Noninterest-bearing demand                       $  3,860,525               $  1,154,029
      Interest-bearing                                   15,188,003                 11,482,926
                                                       ------------               ------------
           Total deposits                                19,048,528                 12,636,955
Securities sold under agreements to repurchase            1,860,493                     51,684
Demand note, Treasury Tax & Loan                             82,497                         --
Accrued interest payable on deposits                         16,255                     14,837
Other liabilities                                            78,090                     57,667
                                                       ------------               ------------
           TOTAL LIABILITIES                             21,085,863                 12,761,143
                                                       ------------               ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, par value $.01, authorized 4,000,000
shares; issued and outstanding 822,250 shares                 8,223                       8,223
Surplus                                                   8,099,012                   8,099,012
Accumulated deficit                                      (1,732,625)                 (1,078,231)
Accumulated other comprehensive income                        5,302                         206
                                                       ------------               -------------
           TOTAL STOCKHOLDERS' EQUITY                     6,379,911                   7,029,210
                                                       ------------               -------------



           TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                       $ 27,465,774               $  19,790,353
                                                       ============               =============




  The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      SEPTEMBER 30                       SEPTEMBER 30
                                                  2001             2000             2001            2000
                                              (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)

INTEREST INCOME ON:
  Loans, including fees                       $  331,958       $    6,919       $  732,468       $    6,919
  U.S. Treasury securities                        43,965            4,756          117,316            4,756
  Federal Reserve Bank stock                       2,417            2,925            8,138            2,958
  Federal funds sold                              21,370          106,922          131,420          106,922
  Deposits in other financial
    institutions                                  10,854           11,047           41,825           95,060
                                              ----------       ----------       ----------       ----------
      Total interest income                      410,583          132,569        1,031,166          216,615

INTEREST EXPENSE ON:

  Deposits                                       164,850           19,031          423,143           19,031
                                              ----------       ----------       ----------       ----------
          NET INTEREST INCOME                    245,713          113,538          608,023          197,584
                                              ----------       ----------       ----------       ----------
PROVISION FOR CREDIT LOSSES                       45,000           45,000          135,000           45,000
                                              ----------       ----------       ----------       ----------
          NET INTEREST AFTER
           PROVISION FOR CREDIT LOSSES           200,713           68,538          473,023          152,584

OTHER INCOME:
  Service charges on deposit accounts             16,846            2,978           52,775            2,978
                                              ----------       ----------       ----------       ----------
OTHER EXPENSES:
  Salaries and benefits                          213,569          223,777          679,337          400,223
  Legal and professional                          38,988           75,495          146,113          146,401
  Rent and occupancy                              50,268           49,896          148,072           96,541
  Depreciation                                    31,471           21,922           92,379           23,815
  Office supplies                                  4,783           14,183           16,122           36,378
  Other expenses                                  42,409           27,206           98,170           35,333
                                              ----------       ----------       ----------       ----------
          TOTAL OTHER EXPENSES                   381,488          412,479        1,180,192          738,691
                                              ----------       ----------       ----------       ----------

NET LOSS                                      $ (163,928)      $ (340,963)      $ (654,394)      $ (583,129)
                                              ==========       ==========       ==========       ==========

BASIC AND DILUTED LOSSES PER
SHARE OF COMMON STOCK                         $    (0.20)      $    (0.43)           (0.80)           (1.55)
                                              ==========       ==========       ==========       ==========

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON STOCK OUTSTANDING                         822,250          785,983          822,250          376,267
                                              ==========       ==========       ==========       ==========



  The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Nine Months Ended
                                                                                 September 30
                                                                         2001                    2000
                                                                     (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                        $  (654,394)            $  (583,129)
     Adjustments to reconcile net loss to net cash
      used by operating activies:
        Depreciation, amortization and accretion                         (24,937)                 23,815
        Provision for credit losses                                      135,000                  45,000
        Change in assets and liabilities
             (Increase) in accrued interest receivable                   (10,267)                     --
             (Increase) in other assets                                  (59,419)                (93,833)
             Increase in accrued interest payable                          1,451                      --
             (Decrease)/Increase in other liabilities                     17,788                 (65,109)
                                                                     -----------             -----------
             Net cash used by operating activities                      (594,777)               (673,256)
                                                                     -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of available-for-sale securities                    (7,859,100)             (1,011,323)
        Maturities of available-for-sale securities                    5,000,000                      --
        Purchases of FRB stock                                                --                (195,000)
        Proceeds from sale of FRB stock                                   24,100                      --
        Increase in loans, net                                       (10,670,583)             (2,840,826)
        Pruchases of premises and equipment                              (36,603)               (364,484)
                                                                     -----------             -----------
             Net cash used by investing activities                   (13,542,186)             (4,411,633)
                                                                     -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Increase in noninterest-bearing deposits, net                  2,706,496                 628,691
        Increase in time deposits, net                                 3,705,077               2,871,064
        Increase in securities sold under agreements to repurchase     1,808,809                      --
        Increase in Demand note, Treasury Tax & Loan                      82,497                      --
        Issuance of common stock                                              --               7,896,501
        Costs of raising capital                                              --                 (28,462)
                                                                     -----------             -----------

             Net cash provided by financing activities                 8,302,879              11,367,794
                                                                     -----------             -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (5,834,085)              6,282,905

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        11,941,992                 143,774
                                                                     -----------             -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 6,107,907             $ 6,426,679
                                                                     ===========             ===========
Supplemental Cash Flow Information:
        Interest payments                                            $   423,143             $    17,971
                                                                     -----------             -----------
        Income tax payments                                          $        --             $        --
                                                                     -----------             -----------
        Total increase/(decrease) in unrealized appreciation/
          (depreciation) on available-for-sale securities            $     8,033             $      (362)
                                                                     -----------             -----------


  The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                      SEPTEMBER 30                           SEPTEMBER 30
                                                2001                2000                 2001            2000
                                             (Unaudited)         (Unaudited)         (Unaudited)       (Unaudited)

Net loss                                    $  (163,928)        $  (340,963)         $  (654,394)      $  (583,129)
Other comprehensive income (loss),
net of tax:

  Unrealized holding gains/(losses)
  on securities available-for-sale
  during the period                                 692                (223)               5,302              (223)
                                            -----------         -----------          -----------       -----------

Comprehensive loss                          $  (163,236)        $  (341,186)         $  (649,092)      $  (583,352)
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

         The financial data at December 31, 2000 are derived from audited consolidated financial statements that are included in the Company's Annual Report dated December 31, 2000. The financial data at September 30, 2001 and 2000 are derived from reviewed consolidated financial statements. Interim results are not necessarily indicative of results for the full year.

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

         Accounting Policies:

         There have been no changes in accounting policies used by the Company during the quarter ended September 30, 2001.

NOTE 2. DEVELOPMENT STAGE OPERATIONS

         Through June 30, 2000, the Company devoted substantially all of its efforts towards establishing a new banking business and raising capital, and accordingly, the Company met the criteria defined by Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." The Bank commenced lending and deposit operations on June 29, 2000 and therefore is no longer considered in the development stage.

NOTE 3. INCOME TAXES

         The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the enacted rates that will be in effect when these differences reverse. Deferred income taxes will be recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized; accordingly, no deferred income taxes or income tax benefits have been recorded by the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. NET LOSS PER COMMON SHARE

         Net loss per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. There are no common stock equivalents resulting from dilutive stock options.

NOTE 5. RELATED PARTY TRANSACTIONS

         The Company paid $660 during the third quarter of 2001 and $5,370 during the first three quarters of 2001 for legal expenses to a law firm of which the Chairman of the Board of the Company and the Bank is also a principal.

         The Company paid $3,422 during the third quarter of 2001 and $10,393 during the first three quarters of 2001 for support services to a computer-consulting firm of which a Director of the Bank is also a principal.

         The Company paid $2,151 during the third quarter of 2001 and $4,899 during the first three quarters of 2001 for office supplies to a printing firm of which a Director of the Bank is also a principal.

         The Company also paid $19,499 during the third quarter of 2001 and $52,099 during the first three quarters of 2001 for various group insurance benefits for which a Director of the Bank will ultimately receive commission compensation.

         Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At September 30, 2001 the amounts of such loans outstanding were approximately $3,145,000.

         Deposit balances of executive officers and directors and their affiliated interests totaled approximately $5,990,000 at September 30, 2001. Affiliated interests of directors also held approximately $620,000 in securities sold under agreements to repurchase at September 30, 2001.

NOTE 6. COMMITMENTS

         Agreement:

         The Company has entered into an agreement with an outside vendor to provide a full complement of Internet banking services to its customers; these services are expected to be available during the fourth quarter of 2001. The cost of acquisition and installation of this system was approximately $33,000 and will be amortized over a three-year period.

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

         Outstanding unused lines of credit as of September 30, 2001 are as follows:

             Commercial lines of credit:     $2,060,188

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been previously issued. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of a fair value can be made. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 141, 142 and 143 will not have an effect on the operating results or financial condition of the Bank in 2001.

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

                                     General
                                     -------

     CommerceFirst Bancorp, Inc. (the "Company") is the bank holding company for CommerceFirst Bank, a Maryland chartered commercial bank headquartered in Annapolis, Maryland (the "Bank"). The Bank was capitalized, became a wholly owned subsidiary of the Company and commenced operations on June 29, 2000. Prior to that date, substantially all of the Company's efforts had been devoted to organizing the Bank, obtaining the requisite regulatory approvals for operation of the Bank, and raising capital. As a result of the Company's offering of shares of its common stock at an offering price of $10.00 per share, an aggregate of $8,222,500 was raised, including shares purchased by organizers. To date, $6,500,000 of the gross proceeds of the offering has been contributed to the capital of the Bank. The balance remains at the Company level, invested in repurchase agreements, and remains available for future contributions to the capital of the Bank, for payment of Company operating expenses and for other corporate purposes.

1. RESULTS OF OPERATIONS.

     General. The Company reported a net loss of $654,394 for the nine-month period ended September 30, 2001, as compared to a net loss of $583,129 for the nine-month period ended September 30, 2000. For the quarter ended September 30, 2001 the Company reported a net loss of $163,928, as compared to a net loss of $340,963 for the same period one year ago. The losses are attributed exclusively to the results of operations of the Bank and are in line with management's expectations. As the Company was a development stage company through the second quarter of 2000, without operations other than those related to the organization of the Bank and capital raising, meaningful comparisons to the quarter or the nine-month period ended September 30, 2000 are very limited.

     Net Interest Income. Net interest income is the difference between interest earned on various assets (principally loans and investments) and interest expense incurred to attract and retain deposits (principally money market deposit accounts and certificates of deposit) and other funding (principally repurchase agreements) used to support those assets. Additional sources of funding include capital and non-interest-bearing demand deposits, and, to a lesser extent, NOW and savings accounts. The net interest income for the nine-month period ended September 30, 2001 was $608,023, as compared to $197,584 for the same period in 2000. Total interest income for the nine-month period ended September 30, 2001 was $1,031,166, as compared to $216,615 for the same period in 2000. Total interest expenses for the comparable periods in 2001 and 2000 were $423,143 and $19,031, respectively. The increases in interest income and interest expense are primarily the result of increased balances of earning assets and interest bearing liabilities. Because the Bank did not commence operations until June 29, 2000, meaningful comparisons to the quarter or the nine-month period ended September 30, 2000 are very limited.

     Provision for Credit Losses. As the Bank is a new institution and has not had any experience of loan losses or non-performing assets, management also considers the loan loss experience of peer institutions in establishing the level of the allowance. At September 30, 2001, the allowance for credit losses was $225,000, or 1.33% of total loans; by comparison, the allowance for credit losses was $45,000, or 1.58% of total loans, at September 30, 2000. In each case, the amount is a general allowance, none of which has been allocated to any specific loans or category of loans.

     Non-Interest Income. Non-interest income principally consists of deposit account services charges. For the nine-month period ended September 30, 2001, such charges amounted to $52,775 as compared to $2,978 for the same period in 2000.

     Non-Interest Expense. Non-interest expense totaled $1,180,192 for the nine-month period ended September 30, 2001 as compared to $738,691 for the same period in 2000. In each period, salary and benefit expense was the largest component: $679,337 and $400,223 in 2001 and 2000, respectively. These amounts are in line with projections and are deemed necessary to attract and retain qualified personnel essential to the growth and ultimate profitability of the Bank and the Company.

2. FINANCIAL CONDITION.

     The Company's assets as of September 30, 2001 were $27,465,774, an increase of $7,675,421 or 38.8%, from December 31, 2000, principally due to increases in the deposit and loan portfolios. At September 30, 2001, deposits totaled $19.0 million, principally money market deposit accounts ($8.5 million), certificates of deposit ($6.2 million) and demand deposits ($3.9 million). By comparison, deposits at December 31, 2000 totaled $12.6 million, principally money market deposit accounts ($6.8 million), certificates of deposits ($4.3 million) and demand deposits ($1.2 million). At September 30, 2001, loans totaled $16.7 million, net of an allowance for credit losses of $225,000, principally commercial term loans and lines of credit ($8.8 million), real estate secured term loans ($6.1 million) and SBA loans ($2.0 million). By comparison, at December 31, 2000, loans totaled $6.1 million, net of an allowance for credit losses of $90,000, principally real estate secured term loans ($3.0 million) and commercial term loans and lines of credit ($3.1 million). An allocation of $45,000 as a provision for credit losses was taken during each of the quarters ended September 30, 2001 and 2000, in accordance with the established business plan; there were no non-performing assets on either date. Federal funds sold totaled $3.0 million at September 30, 2001 as compared to $9.9 million on December 31, 2000. Investments (principally U.S. Treasury Bills and Federal Reserve Bank stock) were $4.1 million at September 30, 2001 as compared to $1.2 million at December 31, 2001.

     Asset Quality. As of September 30, 2001, the Bank had no restructured loans, no non-accrual loans and no accruing loans 90 days or more past due.

     Allowance for Credit Losses. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. The allowance, based on evaluations of the collectibility of loans and prior loan loss experience, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers' ability to pay. As the bank is a new institution and has no non-performing assets and has not incurred any loan losses, management also considers the historical loan loss experience of peer institutions in establishing the level of the allowance.

3. LIQUIDITY AND CAPITAL RESOURCES.

     The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. At the holding company level solely, on September 30, 2001, the principal source of liquidity was an overnight investment account of $1.3 million in another financial institution. The Bank's principal sources of funds for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits, and the payment for checks drawn upon it. The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions and Federal funds sold. The levels of such assets are dependent on the Bank's lending, investment and operating activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and loan demand, both current and anticipated. On September 30, 2001, the Bank's cash and cash equivalents totaled $ 4.8 million.

     The Bank may draw on a $2.0 million Federal funds borrowing facility from a financial institution. As of September 30, 2001, no amounts were outstanding under this facility. The Company believes its levels of liquidity and capital are adequate to conduct the business of the Company and Bank.

     The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At September 30, 2001, the Bank was in full compliance with these guidelines with a Tier I leverage ratio of 22.69%, and Tier I and total capital to risk-weighted assets ratios of 29.73% and 30.97%.

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

                                         CommerceFirst Bancorp, Inc.

Date:  November 1, 2001                  By:   /s/ Richard J. Morgan
                                              -------------------------------
                                         Richard J. Morgan, President & CEO



Date:  November 1, 2001                  By:   /s/ Lamont Thomas
                                              -------------------------------
                                         Lamont Thomas, Executive Vice President