Form 10KSB
period 2001-12-31
COMMERCEFIRST BANCORP INC
filed 2002-03-19
CIK 1098813

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

           X   Annual report under Section 13 or 15(d) of the Securities
         ----- Exchange Act of 1934


         For the fiscal year ended December 31, 2001

               Transition report under Section 13 or 15(d) of the Securities ----- Exchange Act of 1934


         For the transition period from                 to
                                        ---------------    --------------

Commission file number: 0-25923

                      CommerceFirst Bancorp, Inc. (Name of
                     Small Business Issuer in its Charter)


           Maryland                                    52-2180744
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


                      1804 West Street, Annapolis MD 21401
         (Address of Principal Executive Offices)    (Zip Code)

Issuer's Telephone Number:  410-280-6695

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:  None

Check whether the Issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              -----
The issuer's revenues for the fiscal year ended December 31, 2001 were approximately $1,528,500.

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of March 1, 2002 was approximately $5,916,000.

As of March 1, 2002, the number of outstanding shares of the Common Stock, $ .01 par value, of CommerceFirst Bancorp, Inc. was 822,250.

Transitional Small Business Disclosure Format   Yes          No    X
                                                    ---------   --------

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Company's Annual Report to Shareholders for the Year Ended
       December 31, 2001 are incorporated by reference in part II hereof.

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

         Description of Services. The Bank offers full commercial banking services to its business and professional clients. The Bank emphasizes providing commercial banking services to sole proprietorships, small and medium-sized businesses, partnerships, corporations, and non-profit organizations and associations in and near the Bank's primary service area. Limited retail banking services are offered to accommodate the individual needs of commercial customers as well as members of the community the Bank serves.

         The Bank is developing a loan portfolio consisting primarily of business loans with variable rates and/or short maturities where the cash flow of the borrower is the principal source of debt service with a secondary emphasis on collateral. Real estate loans are made generally be for commercial purposes and are structured using fixed rates which adjust in three to five years, with maturities of five to ten years.

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

         Bills have been introduced in each of the last three Congresses that would permit banks to pay interest on checking and demand deposit accounts established by businesses, a practice which is currently prohibited by regulation. If the legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our non-interest bearing deposits in order to compete against other banks. As a significant portion of our deposits are non-interest bearing demand deposits established by businesses, payment of interest on these deposits could have a significant negative impact on our net income, net interest income, interest margin, return on assets and equity, and other indices of financial performance. We expect that other banks would be faced with similar negative impacts. We also expect that the primary focus of competition would continue to be based on other factors, such as quality of service.

         Source of Business. Management believes that the market segments which the Bank targets, small to medium sized businesses and the professional base of the Bank's market area, demand the convenience and personal service that a smaller, independent financial institution such as the Bank can offer. It is these themes of convenience and personal service that form the basis for the Bank's business development strategies. The Bank provides services from its strategically located main office in Annapolis, Maryland. It believes this location meets the needs of the Bank's existing and potential customers, and provides prospects for additional growth and expansion. Subject to obtaining necessary regulatory approvals, capital adequacy, the identification of appropriate sites, then current business demand and other factors, the Company plans for the Bank to consider establishment of additional branch offices at some point in the future. There can be no assurance that the Bank will establish any additional branches or that they will be profitable.

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

EMPLOYEES

         At December 31, 2001 the Bank employed 12 persons on a full time basis, two of whom as senior officers. The Chairman of the Board, an attorney in private practice, devotes approximately 40 hours a month to the advancement of the Bank, principally in business development activities. The Company (as distinguished from the Bank) does not have any employees or officers who are not employees or officers of the Bank. None of the Bank's employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program that includes health and dental insurance, a 401(k) plan, and life and long-term disability insurance for substantially all full time employees.

MARKET AREA AND COMPETITION

         Location and Market Area. The Bank's main office and the headquarters of the Company and the Bank are located at 1804 West Street, Annapolis, Maryland 21401.

         The primary service area of the Bank is Anne Arundel County, Maryland, with secondary effort directed toward the Baltimore/Washington vicinity. The entire area attracts a substantial business community as well as fostering a variety of support industries such as attorneys, lobbyists, government contractors, real estate developers and investors, non-profit organizations, tourism and consultants.

         Anne Arundel County, with a total population of about 485,000, has over 12,000 business establishments providing about 255,000 jobs, and an unemployment rate below the national average. Census data from 2000 reflect average and median household income in Anne Arundel County of approximately $72.2 thousand and $61.6 thousand, respectively. Vibrant commercial development, with the attendant strong job growth, characterizes the Bank's primary marketing area.

         Competition. Deregulation of financial institutions and holding company acquisitions of banks across state lines has resulted in widespread, fundamental changes in the financial services industry. This transformation, although occurring nationwide, is particularly intense in the greater Baltimore/ Washington, D.C. metropolitan area because of the changes in the area's economic base in recent years and changing state laws authorizing interstate mergers and acquisitions of banks, and the interstate establishment or acquisition of branches.

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

         State member banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets of 8%. At least half of this amount (4%) should be in the form of core capital. These requirements apply to the Bank and will apply to the Company (a bank holding company) once its total assets equal $150,000,000 or more, it engages in certain highly leveraged activities or it has publicly held debt securities.

         Tier 1 Capital generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as "available for sale" in accordance with FAS 115. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

         Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank shall be deemed to be: (i) "well capitalized" if it has a Total Risk Based Capital Ratio of 10.0% or more, a Tier 1 Risk Based Capital Ratio of 6.0% or more, a Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk Based Capital Ratio of 8.0% or more, a Tier 1 Risk Based Capital Ratio of 4.0% or more and a Tier 1 Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier 1 Risk based Capital Ratio that is less than 4.0% or a Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier 1 Risk Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

         Deposit Insurance Premiums. The FDIA establishes a risk based deposit insurance assessment system. Under applicable regulations, deposit premium assessments are determined based upon a matrix formed utilizing capital categories - well capitalized, adequately capitalized and undercapitalized - defined in the same manner as those categories are defined for purposes of
Section 38 of the FDIA. Each of these groups is then divided into three subgroups that reflect varying levels of supervisory concern, from those that are considered healthy to those that are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.04% of insured deposits for well-capitalized institutions having the lowest level of supervisory concern, to 0.31% of insured deposits for undercapitalized institutions having the highest level of supervisory concern. In general, while the Bank Insurance Fund of the FDIC ("BIF") maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required. When the BIF reserve ratio falls below that level, all insured banks would be required to pay premiums at a uniform rate of 0.23% of insured deposits. Certain studies by the FDIC and other agencies project that the BIF will fall below the required reserve ratio in 2002, which would likely result in the imposition of deposit premiums at the uniform rate in 2003, although there can be no assurance of this.

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

ITEM 3.  LEGAL PROCEEDINGS.

         In the ordinary course of its business, the Company may become involved in routine legal proceedings. At December 31, 2001, there were no pending, or to the knowledge of the Company, threatened, legal proceedings.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Market for Common Stock and Dividends. The Company's Common Stock is not traded on any organized exchange or on the Nasdaq National Market or the Nasdaq Small Cap Market. As of December 31, 2001, three market makers made a market in the Common Stock in the over the counter "bulletin board" market under the symbol "CMFB". The Common Stock has traded only sporadically. No assurance can be given that an active or established trading market will develop in the foreseeable future. The following table sets forth the high and low bid prices for the Common Stock during each calendar quarter since the third quarter of 2000, during which the Company's initial public offering of shares was completed. These quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions. These quotations do not necessarily reflect the intrinsic or market values of the Common Stock.

Period                             Low Bid                    High Bid
------------------------           ---------------------      ------------------

Third Quarter 2000                 $8.50                      $10.50
Fourth Quarter 2000                $7.00                      $10.00
First Quarter 2001                 $10.00                     $10.00
Second Quarter 2001                $10.00                     $10.00
Third Quarter 2001                 $10.00                     $10.00
Fourth Quarter 2001                $10.00                     $10.00

         As of December 31, 2001, there were 822,250 shares of Common Stock outstanding, held by approximately 325 shareholders of record. Additionally, warrants to purchase 123,337 shares of common stock, at an exercise price of $10.00 per share, were granted to the organizers of the Company in connection with the Company's initial offering of shares but have not yet been issued. For additional information regarding the warrants, see note 11 to the Consolidated Financial Statements.

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

         Recent Sales of Unregistered Shares. Between July 14, 1999 and May 17, 2000, the Company issued an aggregate of 650 shares of Common Stock to organizers of the Company and the Bank at a price of $1,000 per share in private placement transactions exempted pursuant to Section 4(2) of the Securities Act of 1933, pursuant to the terms of Organizer Agreements between CommerceFirst and the organizers. Each of such organizer shares was used as consideration for the purchase of 100 share of common stock in the Company's registered offering. None of the organizer shares remains outstanding.

         Use of Proceeds: On February 22, 2000, the Company's registration statement on Form SB-2 (No. 333-91817) relating to its initial offering of common stock, $.01 par value, was declared effective by the Securities and Exchange Commission, and the offering commenced. On July 22, 2000, the Company's post-effective amendment no. 1 to the Company's registration statement was declared effective by the Securities and Exchange Commission, and the offering was extended to August 18, 2000. On June 29, 2000, subscriptions for 648,450 shares (not including 65,000 shares purchased by organizers in exchange for organizer shares previously issued for an aggregate of $650,000) were accepted and a closing was held with respect to those shares, resulting in net proceeds of $6,484,500. On August 18, 2000, escrow was broken with respect to an additional 99,150 shares, for additional gross proceeds of $991,150. Total proceeds of the offering, including organizer share purchases, were $8,222,250. No person or entity underwrote the Company's offering, which was made through the efforts of the Company's organizing directors and executive officers, with the limited assistance of Koonce Securities, Inc., in order to comply with the securities laws of certain of the states in which the shares were offered. Koonce receive a fee of $15,000 for its services in connection with the offering, and reimbursement of $1,026 for deposit delivery services. A total of $6,500,000 has been contributed through December 31, 2000 to the capital of the Bank for use in its lending and investment activities. An aggregate of $452,354 has been expended by the Bank in renovation and equipping of its main office. The remaining proceeds of the offering retained by the Company are held in temporary investments.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         The information required by this item is incorporated by reference to the material appearing under the caption "Management Discussion and Analysis" appearing at pages 3 to 12 of the Company's Annual Report to Shareholders for the year ended December 31, 2001.

ITEM 7. FINANCIAL STATEMENTS.

         The information required by this item is incorporated by reference to the Consolidated Financial Statements appearing at pages 13 to 31 of the Company's Annual Report to Shareholders for the year ended December 31, 2001.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         None.

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The Company's Bylaws provide that the number of Directors of the Company shall be fixed from time to time by the Board of Directors but shall not be less than 3 or more than 25. The Board has fixed the current number of Directors at 5. The Company's Bylaws provide that the Board of Directors shall be divided into three classes, one of which is elected at each annual meeting of shareholders to serve for a three-year term. The Bylaws may be amended by action of the Board of Directors. All of the Company's current Directors were duly elected to the Board and will continue to serve as Directors until their successors are elected and qualified.

         Set forth below is a description of the principal occupation and business experience of each of the directors and executive officers of the Company. Except as expressly indicated below, each person has been engaged in his principal occupation for at least five years.

         Milton D. Jernigan, II. Mr. Jernigan, 47, an attorney engaged in private practice since 1982, is the co-managing principal of the law firm of McNamee, Hosea, Jernigan, Kim, Greenan & Walker, P.A. Mr. Jernigan is the Resident Principal-in-Charge of the firm's Annapolis office. Mr. Jernigan's practice areas have included corporate, business, banking and regulatory law and he has represented numerous businesses, companies and their owners in various corporate, real estate, tax and planning matters. Mr. Jernigan's representation has since 1984 included representing banks and bank holding companies in organization, capital formation, mergers and acquisitions, general business, lending and other matters, including matters before the Federal Deposit Insurance Corporation, the Federal Reserve Board, the Federal Reserve Bank of Richmond, the Federal Reserve Bank of Cleveland, the Office of the Comptroller of the Currency, the Maryland State Bank Commissioner, the Securities and Exchange Commission and the Maryland State Securities Commissioner. In 1989 Mr. Jernigan was one of the founding organizers and members of the Board of Directors of the former Commerce Bank in College Park, Maryland. Mr. Jernigan served as General Counsel to Commerce Bank from its organization until its acquisition by MainStreet BankGroup in December 1997. MainStreet BankGroup was subsequently acquired by BB&T Corporation in 1999. Commerce Bank's operations continue today as a BB&T Bank. From 1989 until 1993, Mr. Jernigan served as a member of the Board of Directors of Commerce Bank and served on its Executive, Loan, Compensation and Strategic Planning Committees. Mr. Jernigan is a resident of Annapolis, Maryland and is active in local chambers of commerce, service and civic organizations, including serving on the Board of Directors of the Annapolis and Anne Arundel County Chamber of Commerce. Mr. Jernigan is a founding organizer of the Company and is a member of the Board of Directors of the Company, where he serves as Chairman of the Board. Mr. Jernigan also serves as a member of and as Chairman of the Board of Directors of CommerceFirst Bank, as a member and Chairman of the Executive Committee of the Board of CommerceFirst Bank and as a member of the Loan and Compensation Committees of the Bank. Mr. Jernigan's current term as director of the Company expires in 2002.

         Alvin R. Maier. Mr. Maier, 68, a private investor, until his retirement in 2001 was engaged in the business of manufacturing and selling building supplies as President of Ernest Maier, Inc. Mr. Maier had been a corporate officer of Ernest Maier, Inc. since 1955. Mr. Maier was one of the original organizers and directors of Commerce Bank. Mr. Maier served as Chairman of the Board of Commerce Bank (and following its acquisition by MainStreet) from 1989 until the acquisition of MainStreet by BB&T Corporation in 1999; he served on the bank's Executive, Loan, Compensation and Strategic Planning Committees. A Korean War veteran, Mr. Maier is a resident of Anne Arundel County and is active in several local civic organizations, including Rotary International in which he has a 31-year perfect attendance record. Mr. Maier is a founding organizer of the Company and a member of the Board of Directors of the Company and the Bank. Mr. Maier's current term as director of the Company expires in 2003.

         Richard J. Morgan. Mr. Morgan, 54, until joining the Company and the Bank, was involved as a cabinet level officer in the County Executive Administration, in the management of economic and community development programs, focusing on marketing, project and financial management, throughout Anne Arundel County as President and Chief Executive Officer of Anne Arundel Economic Development Corporation ("AAEDC"), a position he held since 1997. Mr. Morgan was awarded the Service Excellence Award by the Anne Arundel Trade Council in 1998 and County Business Leader of the Year in 1994. From 1990 to 1997, Mr. Morgan served as President and Chief Executive Officer of Annapolis National Bank. Under Mr. Morgan's leadership, Annapolis National Bank became a successful, well-capitalized and profitable commercial bank and earned an "Outstanding" CRA rating. Annapolis National Bank became one of Maryland's top five SBA lenders and Mr. Morgan was selected as the SBA's Financial Services Leader of the Year for the State of Maryland in 1994. Mr. Morgan's has also served as Chief Financial Officer and Group Vice President of the Toddson Company, Inc.; Chief Financial Officer and Group Vice President of the Phillips Corporation; Regional Vice President and Loan Officer of Maryland National Bank and served in commercial lending roles with Marine Midland Bank in New York from 1970 to 1977. At Maryland National Bank, he was responsible for building the commercial loan portfolio in the Washington suburban market from zero to $150 million. Mr. Morgan has over 30 years of banking and financial management experience and has served on numerous boards, commissions and community service groups in Annapolis and Anne Arundel County including as Board Chair of United Way of Anne Arundel County; Board and Executive Committee of the Annapolis and Anne Arundel Chamber of Commerce (formerly Trade Council) and Chair of the Chambers Economic Development Committee; State of Maryland's Neighborhood Revitalization Loan Committee; and the Treasurer and member of the Executive Committee of the Maryland Economic Development Association; Board and Executive Committee of the Anne Arundel Community College Foundation; Board member and Chair for Executive Leadership Program for Leadership Anne Arundel. Mr. Morgan is a founding organizer of the Company and a member of the Board of Directors of the Company and the Bank. Mr. Morgan's current term as director of the Company expires in 2003.

         Lamont Thomas. Mr. Thomas, 61, until joining the Company and the Bank, served as the Executive Vice President and Treasurer (chief operating and financial officer) of Commerce Bank in College Park, Maryland from September 1989 until July 1999. Mr. Thomas was one of the original organizers and directors of Commerce Bank and served as a director until MainStreet's acquisition by BB&T in 1999. As a director, Mr. Thomas served on Commerce Bank's Executive, Asset/Liability and Strategic Planning Committees. From 1976 until the organization of Commerce Bank, Mr. Thomas managed numerous corporate functions of Citizens Bank of Maryland, a then $1.8 billion commercial bank with a 100-plus-branch network in the Washington D.C. area. As Vice President and Treasurer, Mr. Thomas was also responsible for liaison with the Federal Deposit Insurance Corporation and the Maryland State Banking Department. Mr. Thomas is a founding organizer of the Company and a member of the Board of Directors of the Company and the Bank. Mr. Thomas's current term as director of the Company expires in 2004.

         Edward B. Howlin, Jr. Mr. Howlin, 65, is the Chairman and Chief Executive Officer of Howlin Realty Management, Inc., a real estate holding, management and development firm, and of Edward B. Howlin, Inc., a management and holding company, and of its subsidiary companies, Dunkirk Supply, Inc. and Howlin Concrete, Inc. Mr. Howlin is also Chief Executive Officer of Howlin Construction Company, Inc. In addition to real estate management and development, the Howlin companies construct residential subdivisions and design, manufacture and sell construction components, systems and supplies to various commercial, residential and government projects primarily in Southern Maryland. Mr. Howlin is a founding organizer of the Company and a member of the Board of Directors of the Company and the Bank. Mr. Howlin's current term as director of the Company expires in 2004.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth a comprehensive overview of the compensation for all executive officers of the Company who received total salary and bonus of $100,000 or more during the fiscal years ended December 31, 2001.

                           SUMMARY COMPENSATION TABLE





                                                                                      Long-term
                                                                                    Compensation
                                              Annual Compensation                      Awards
                                    ----------------------------------------        -------------
                                                                                      Securities              All Other
Name and Principal Position         Year          Salary               Bonus       Underlying Options       Compensation
------------------------------------------------------------------------------------------------------------------------
Richard J. Morgan                   2001         $125,000               $0                0(1)                $6,696(2)
President and Chief Executive       2000         $145,539               $0                0                   $3,706(3)
Officer of the Company and          1999         $ 31,250               $0                0                      $0
the Bank

Lamont Thomas                       2001         $120,000               $0                0(4)                $7,117(5)
Executive Vice President and        2000         $137,797               $0                0                   $4,127(6)
Chief Operating Officer of the      1999         $ 30,000               $0                0                      $0
Company and the Bank

(1) Mr. Morgan is entitled to receive options to purchase 10,000 shares of Common Stock, which have not yet been issued.
(2) Represents insurance premium of $716 and car allowance of $5,980.
(3) Represents insurance premium of $716 and car allowance of $2,990.
(4) Mr. Thomas is entitled to receive options to purchase 7,500 shares of Common Stock, which have not yet been issued.
(5) Represents insurance premium of $1,137 and car allowance of $5,980.
(6) Represents insurance premium of $1,137 and car allowance of $2,990.

Employment Agreements. Mr. Morgan and Mr. Thomas each has an employment agreement with the Company pursuant to which they serve as President and Chief Executive Officer of the Bank, and Executive Vice President and Chief Operating Officer of the Bank, respectively.

         President's Employment Agreement. Under his employment agreement, Mr. Morgan is entitled to receive a 2002 base salary of $135,000, a term life insurance policy in the amount of $300,000, and options (which have not yet been issued) to purchase 10,000 shares of common stock at an exercise price of $10.00 per share. Mr. Morgan is also entitled to receive bonuses and additional grants of options as determined by the Board of Directors, and to participate in all other health, welfare, benefit, stock, option and bonus plans, if any, generally available to officers or employees of the Company. Mr. Morgan is also entitled to the use of a leased vehicle or a comparable vehicle allowance. The term of Mr. Morgan's employment agreement expires on August 2, 2004 unless sooner terminated. If the agreement is terminated by the Company without cause, the Company will continue to pay Mr. Morgan his annual compensation and benefits as severance compensation for a period of 12 months. In the event of any change in control of the Company, Mr. Morgan may either continue his employment, execute a new employment agreement on mutually agreeable terms or resign his employment. In the event that Mr. Morgan resigns or is terminated within 12 months of the change in control, Mr. Morgan will be entitled to the sum of twice the base salary and bonuses paid to him during the 12 months immediately preceding the change in control.

         Executive Vice President's Employment Agreement. Under his employment agreement, Mr. Thomas is entitled to receive a 2002 base salary of $130,000, a term life insurance policy in the amount of $200,000, and options (which have not yet been issued) to purchase 7,500 shares of common stock at an exercise price of $10.00 per share. Mr. Thomas is also entitled to receive bonuses and additional grants of options as determined by the Board of Directors, and to participate in all other health, welfare, benefit, stock, option and bonus plans, if any, generally available to officers or employees of the Company. Mr. Thomas is also entitled to the use of a leased vehicle or a comparable vehicle allowance. The term of Mr. Thomas' employment agreement expires on August 1, 2004 unless sooner terminated. If the agreement is terminated by the Company without cause, the Company will continue to pay Mr. Thomas his annual compensation and benefits as severance compensation for a period of 12 months. In the event of any change in control of the Company, Mr. Thomas may either continue his employment, execute a new employment agreement on mutually agreeable terms or resign his employment. In the event that Mr. Thomas resigns or is terminated within 12 months of the change in control, Mr. Thomas will be entitled to the sum of twice the base salary and bonuses paid to him during the 12 months immediately preceding the change in control.

         Employee Benefit Plans. The Bank provides a benefit program that includes health and dental insurance, life and long term and short-term disability insurance and a 401(k) plan under which the Company currently makes no matching contributions.

DIRECTOR COMPENSATION

          Directors of the Company and Bank did not receive compensation for membership on the Board or attendance at Board or committee meetings in 2001; however, such compensation may be considered at some future date. Under his employment agreement with the Company, Mr. Jernigan is entitled to receive $33,000 in 2002 for service as Chairman of the Boards of Directors of the Company and the Bank, a term life insurance policy in the amount of $100,000, and options (which have not yet been issued) to purchase 2,500 shares of common stock at an exercise price of $10.00 per share. He is also entitled to receive cash bonuses and additional grants of options as determined by the Board of Directors. The term of Mr. Jernigan's employment agreement expires on July 14, 2002 unless sooner terminated. If the agreement is terminated by the Company without cause, the Company will continue to pay his annual compensation and benefits as severance compensation for a period of 12 months. In the event of any change in control (as defined) of the Company, Mr. Jernigan may either continue his employment, execute a new employment agreement on mutually agreeable terms or resign his employment. In the event that Mr. Jernigan resigns or is terminated within 12 months of the change in control, he will be entitled to the sum of twice the base salary and bonuses paid to Mr. Jernigan during the 12 months immediately preceding the change in control.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  The following table sets forth certain information as of December 31, 2001 concerning the number and percentage of shares of the Company's Common Stock beneficially owned by its directors, nominee for director, executive officers the compensation of which is disclosed herein, and by its directors and all executive officers as a group, as well as information regarding each other person known by the Company to own in excess of 5% of the outstanding Common Stock. Except as otherwise indicated, all shares are owned directly, and the named person possesses sole voting and sole investment power with respect to all such shares. Except as set forth below, the Company knows of no other person or persons, who beneficially own in excess of 5% of the Company's Common Stock. Further, the Company is not aware of any arrangement that at a subsequent date may result in a change of control of the Company.

                            SECURITY OWNERSHIP TABLE



Name                       Age      Position                              Number of Shares               Percentage(1)
----------------------------------------------------------------------------------------------------------------------
Milton D. Jernigan II      47       Chairman of the Board of the                 25,500              3.10%
                                    Company and the Bank

Alvin R. Maier             68       Vice Chairman and Treasurer                  78,100              9.50%
                                    of the Company; Vice Chairman of the Bank


Richard J. Morgan 54                President and CEO of the                      7,000              0.85%
                                    Company and the Bank

Lamont Thomas              61       Executive Vice President of the              20,000              2.43%
                                    Company and the Bank; Treasurer
                                    of the Bank

Edward B. Howlin, Jr.      65       Director of the Company and                 100,000             12.16%
                                    the Bank

All directors and executive officers of
the Company as a group (5 persons)                                              230,600             28.04%
                                                                                                    ======


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

         The maximum aggregate amount of loans during 2001 to officers, directors and their related interests amounted to $4,320,266, representing approximately 69.54% of the Company's total shareholders' equity at December 31, 2001. In the opinion of the Board of Directors, the terms of these loans are no less favorable to the Bank than terms of the loans from the Bank to unaffiliated parties. On December 31, 2001, the maximum aggregate amount of loans - $4,320,266 - was outstanding to officers, directors or their related interests. At the time each loan was made, management believed that the loan involved no more than the normal risk of collectibility and did not present other unfavorable features. None of such loans were classified as Substandard, Doubtful or Loss.

         During 2001, the Bank paid a computer consulting firm of which Mr. Watson, a director of the Bank, is a principal, $12,670 for software support and related services and, in 2000, $90,370 for equipment purchases, software support and related services. During 2001, the Company and the Bank paid the law firm of which Mr. Jernigan, the Chairman of the Board of Directors, is a principal, $5,400 for legal services, $60,400 for legal services and rent of the Company's temporary offices in 2000, and $26,000 for legal services and rent in 1999. During 2001, the Bank paid $71,827 for various group insurance benefits and in 2000, $29,038 for similar services for which Mr. Watts, a director of the Bank, will ultimately received commission compensation. During 2001, the Bank paid a printing company of which Mr. Shenk, a director of the Bank, is a principal, $4,968 for office supplies, and, in 2000, $2,115 for similar services. The Company and Bank believe that the terms of these transactions were at least as favorable to the Company and Bank as could have been obtained from unaffiliated parties.

---------------
(1) Represents percentage of 822,250 shares issued and outstanding as of March 1, 2002. At March 1, 2002 there were no outstanding options or warrants that were exercisable within 60 days of March 1, 2002.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


Exhibit No.       Description of Exhibits

3(a)              Certificate of Incorporation of the Company, as amended (1)
3(b)              Bylaws of the Company (1)
10(a)             Employment Agreement between Richard J. Morgan and the Company (2)
10(b)             Employment Agreement between Lamont Thomas and the Company (3)
11                Statement Regarding Computation of Per Share Income
13                Annual Report to Shareholders
21                Subsidiaries of the Registrant


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

(2) Incorporated by reference to exhibit 10(b) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

(3) Incorporated by reference to exhibits 10(c) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

(4) Incorporated by reference to Exhibits 99(b) and 99(d) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

(3)       (B) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COMMERCEFIRST BANCORP, INC



March 8, 2001                              By: /s/ Richard J. Morgan,
                                           -------------------------------------
                                           Richard J. Morgan, President and CEO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          NAME                                          POSITION                              DATE


 /s/ Milton. D. Jernigan                Chairman of the Board of Directors of the             March 8, 2002
---------------------------                         Company and the Bank
Milton D. Jernigan II



 /s/ Alvin R. Maier                      Vice Chairman of the Board of Directors              March 8, 2002
---------------------------             of the Company and the Bank; Treasurer of
Alvin R. Maier                                       the Company



 /s/ Richard J. Morgan                     Director, President and CEO of the                 March 8, 2002
---------------------------                       Company and the Bank
Richard J. Morgan


/s/ Lamont Thomas                       Director and Executive Vice President of              March 8, 2002
---------------------------              the Company and the Bank; Treasurer of
Lamont Thomas                                         the Bank


/s/ Edward B. Howlin, Jr.                Director of the Company and the Bank                 March 8, 2002
---------------------------
Edward B. Howlin, Jr.

