Form 10QSB
period 2002-03-31
COMMERCEFIRST BANCORP INC
filed 2002-05-01
CIK 1098813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

(MARK ONE)
( X )            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

(   )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                to
                                          --------------    --------------


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

                                  410-280-6695
                                  ------------
                (Issuer's telephone number, including area code)


        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         As of April 30, 2001, there were 822,250 shares of the issuer's common stock, $0.01 par value, outstanding.

                           COMMERCEFIRST BANCORP, INC.

                                   FORM 10-QSB


                                      INDEX
                                      -----



PART I - FINANCIAL INFORMATION
Page(s)
-------
   Item 1 - Financial Statements

     Consolidated Balance Sheets - March 31, 2002 (Unaudited)                               1
       and December 31, 2001 (Audited)

      Consolidated Statements of Operations                                                 2
           o    Three-month period ended March 31, 2002 (Unaudited)
           o    Three-month period ended March 31, 2001 (Unaudited)

     Consolidated Statements of Comprehensive Loss                                          3
           o    Three-month period ended March 31, 2002 (Unaudited)
           o    Three-month period ended March 31, 2001 (Unaudited)

     Consolidated Statements of Cash Flows                                                  4

           o    Three-month period ended March 31, 2002 (Unaudited)
           o    Three-month period ended March 31, 2001 (Unaudited)

     Notes to Consolidated Financial Statements                                             5-6

Item 2 - Management's Discussion and Analysis of Financial Condition                        7-10
           and Results of Operations




PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                  10
Item 2 - Changes in Securities and Use of Proceeds                                          10
Item 3 - Default upon Senior Securities                                                     11
Item 4 - Submission of Matters to a Vote of Security Holders                                11
Item 5 - Other Information                                                                  11
Item 6 - Exhibits and Reports on Form 8-K                                                   11

SIGNATURES


                                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                                           CONSOLIDATED BALANCE SHEETS
                                       MARCH 31, 2002 AND DECEMBER 31, 2001



ASSETS                                                        MARCH 31, 2002               DECEMBER 31, 2001
                                                                (UNAUDITED)                     (Audited)
Cash and due from banks                                        $  1,715,905                   $   1,343,551
Federal funds sold                                                3,400,000                         750,000
                                                               ------------                   -------------
            Cash and cash equivalents                             5,115,905                       2,093,551
Investment securities available-for-sale,
     at fair value                                                3,988,401                       3,981,946
Federal Reserve Bank stock, at cost                                 148,100                         153,050
Atlantic Central Bankers Bank stock, at cost                         37,000                          37,000
Loans, less allowance for credit losses
    of $315,000 (2002) and $270,000 (2001)                       22,240,411                      20,397,987
Premises and equipment, at cost, less
      accumulated depreciation                                      276,331                         309,733
Accrued interest receivable                                         103,309                          87,371
Other assets                                                        179,408                          88,599
                                                               ------------                   -------------
            TOTAL ASSETS                                       $ 32,088,865                   $  27,149,237
                                                               ============                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
   Noninterest-bearing demand                                  $  3,399,282                   $   3,322,996
   Interest-bearing                                              19,489,334                      14,774,178
                                                               ------------                   -------------
            Total deposits                                       22,888,616                      18,097,174
Securities sold under agreements to repurchase                    2,838,806                       2,713,150
Demand note, Treasury Tax & Loan                                    185,000                          37,875
Accrued interest payable on deposits                                 18,097                          15,747
Other liabilities                                                   122,302                          72,820
                                                               ------------                   -------------
            TOTAL LIABILITIES                                    26,052,821                      20,936,765
                                                               ------------                   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, par value $.01, authorized 4,000,000
      shares; issued and outstanding 822,250 shares;                  8,223                           8,223
Surplus                                                           8,099,012                       8,099,012
Accumulated deficit (see Note 2)                                 (2,069,739)                     (1,894,876)
Accumulated other comprehensive income/(loss)                        (1,451)                            113
                                                               ------------                   -------------
            TOTAL STOCKHOLDERS' EQUITY                            6,036,044                       6,212,472
                                                               ------------                   -------------
            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                           $ 32,088,865                   $  27,149,237
                                                               ============                   =============


The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                  COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                               THREE MONTHS                     Three Months
                                                                  ENDED                             Ended
                                                              MARCH 31, 2002                   March 31, 2001
                                                                (UNAUDITED)                      (Unaudited)
INTEREST INCOME ON:
     Commercial and industrial loans, including fees           $    256,900                    $    104,373
     Installment loans, including fees                                  376                             914
     Real estate secured loans, including fees                      129,201                          76,008
     U.S. Treasury securities                                        17,283                          27,240
     Federal Reserve Bank stock                                       2,245                           3,204
     Federal funds sold                                              10,261                          82,452
     Deposits in other financial institutions                           971                          17,552
                                                               ------------                    ------------
              Total interest income                                 417,237                         311,744
                                                               ------------                    ------------
INTEREST EXPENSE ON:
     Deposits                                                       146,443                         131,232
     Securities sold under agreements to repurchase                  11,011                             855
     Short-term borrowings                                              396                             260
                                                               ------------                    ------------
               Total interest espense                               157,850                         132,348
                                                               ------------                    ------------
                 NET INTEREST INCOME                                259,387                         179,396
                                                               ------------                    ------------
PROVISION FOR CREDIT LOSSES                                          45,000                          45,000
                                                               ------------                    ------------
                 NET INTEREST INCOME AFTER
                    PROVISION FOR CREDIT LOSSES                     214,387                         134,396
                                                               ------------                    ------------
OTHER INCOME:
     Service charges                                                 29,052                          19,090
                                                               ------------                    ------------
OTHER EXPENSES:
     Salaries and benefits                                          239,029                         231,232
     Legal and professional                                          22,397                          20,816
     Rent and occupancy                                              46,878                          47,170
     Marketing and business development                               4,694                           6,818
     Data processing                                                 11,878                           9,167
     Insurance                                                        5,715                           4,889
     Support services                                                21,784                          19,343
     Depreciation                                                    33,401                          30,454
     Office supplies                                                  4,984                           8,251
     Other expenses                                                  27,541                          14,867
                                                               ------------                    ------------
                 Total other expenses                               418,301                         393,007
                                                               ------------                    ------------
NET LOSS                                                       $   (174,863)                   $   (239,522)
                                                               ============                    ============
BASIC AND DILUTED LOSS PER SHARE
     OF COMMON STOCK                                           $      (0.21)                   $      (0.29)
                                                               ============                    ============
WEIGHTED AVERAGE SHARES OF
     COMMON STOCK OUTSTANDING                                       822,250                         822,250
                                                               ============                    ============


The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                 COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                               THREE MONTHS                    Three Months
                                                                  ENDED                           Ended
                                                              MARCH 31, 2002                   March 31, 2001

                                                                (UNAUDITED)                     (Unaudited)
Net loss                                                       $ (174,863)                     $  (239,522)

Other comprehensive gain (loss), net of tax:

    Unrealized holding gain (loss) on securities
    available-for-sale during the period.                          (1,451)                           2,703
                                                               ----------                      -----------

Comprehensive loss                                             $ (176,314)                     $  (236,819)
                                                               ==========                      ===========



The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                 COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                               THREE MONTHS                    Three Months
                                                                   ENDED                           Ended
                                                              MARCH 31, 2002                   March 31, 2001
                                                                (UNAUDITED)                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                   $   (174,863)                   $   (239,522)
    Adjustments to reconcile net loss to net cash
    used by operating activities:
        Depreciation, amortization and accretion                     16,119                           3,214
        Provision for credit losses                                  45,000                          45,000
        Change in assets and liabilities:
            Increase in accrued interest receivable                 (15,938)                         (2,037)
            Increase in other assets                                (90,004)                        (11,518)
            Increase (decrease) in accrued interest payable           2,350                            (941)
            Increase in other liabilities                            49,481                          22,164
                                                               ------------                    ------------

            Net cash used by operating activities                  (167,854)                       (183,640)
                                                               ------------                    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of available-for-sale securities                   (1,991,542)                     (3,904,000)
    Maturities of available-for-sale securities                   2,000,000                       1,000,000
    Proceeds from sale of FRB stock                                   4,950                           9,400
    Increase in loans, net                                       (1,887,424)                     (2,441,193)
                                                               ------------                    ------------

         Net cash used by investing activities                   (1,874,015)                     (5,335,793)
                                                               ------------                    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in noninterest-bearing deposits, net       (923,713)                        537,407
    Increase (decrease) in time deposits, net                     4,715,156                      (1,437,053)
    Increase in securities sold under agreements
      to repurchase, net                                            125,657                          87,586
    Increase in short-term borrowings, net                          147,124                             -
                                                               ------------                    ------------

         Net cash provided (used) by financing activities         4,064,224                        (812,060)
                                                               ------------                    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  2,022,354                      (6,331,493)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    3,093,551                      11,941,992
                                                               ------------                    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  5,115,905                    $  5,610,499
                                                               ============                    ============
Supplemental Cash Flow Information:
    Interest payments                                          $    155,500                    $    133,289
                                                               ------------                    ------------
    Income tax payments                                        $          -                    $        -
                                                               ------------                    ------------
    Total increase (decrease) in unrealized appreciation/
       (depreciation) on available-for-sale securities         $     (2,198)                   $      3,760
                                                               ------------                    ------------


The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The financial data at December 31, 2001 are derived from audited consolidated financial statements that are included in the Company's Annual Report for the year ended December 31, 2001. The financial data at March 31, 2002 and 2001 are derived from reviewed consolidated financial statements. Interim results are not necessarily indicative of results for the full year.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         Principles of Consolidation:

         The consolidated financial statements include the accounts of CommerceFirst Bancorp, Inc. (the "Company") and its subsidiary, CommerceFirst Bank (the "Bank"). Intercompany balances and transactions have been eliminated.

         Accounting Policies:

         There have been no changes in accounting policies used by the Company during the quarter ended March 31, 2002.


NOTE 2.  INCOME TAXES

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


NOTE 3.  NET LOSS PER COMMON SHARE

         Net loss per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. There are no common stock equivalents resulting from dilutive stock options.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4. RELATED PARTY TRANSACTIONS

        The Company paid $2,585 during the first quarter of 2002 for legal expenses to a law firm of which the Chairman of the Board of the Company and the Bank is also a principal.

        The Company paid $1,296 during the first quarter of 2002 for support services to a computer-consulting firm of which a Director of the Bank is also a principal.

        The Company also paid $20,189 during the first quarter of 2002 for various group insurance benefits for which a Director of the Bank will ultimately receive commission compensation.

        Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At March 31, 2002 the amounts of such loans outstanding were approximately $4,633,144.

        Deposit balances of executive officers and directors and their affiliated interests totaled approximately $5,747,900 at March 31, 2002. Affiliated interests of directors also held approximately $2,190,399 in securities sold under agreements to repurchase at March 31, 2002.


NOTE 5. COMMITMENTS

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

        Outstanding unused lines of credit as of March 31, 2002 are as follows:

                     Commercial lines of credit: $ 5,366,735

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

General
-------

     CommerceFirst Bancorp, Inc. (the "Company") is the bank holding company for CommerceFirst Bank, a Maryland chartered commercial bank headquartered in Annapolis, Maryland (the "Bank"). The Bank was capitalized, became a wholly owned subsidiary of the Company and commenced operations on June 29, 2000. Prior to that date, substantially all of the Company's efforts had been devoted to organizing the Bank, obtaining the requisite regulatory approvals for operation of the Bank and raising capital. As a result of the Company's offering of shares of its common stock at an offering price of $10.00 per share, an aggregate of $8,222,500 was raised, including shares purchased by organizers. To date, $6,500,000 of the gross proceeds of the offering has been contributed to the capital of the Bank. The balance remains at the Company level available for future contributions to the capital of the Bank, for payment of Company operating expenses and for other corporate purposes.

1. RESULTS OF OPERATIONS.

     General. The Company reported a net loss of $174,863 for the three-month period ended March 31, 2002, as compared to a net loss of $239,522 for the three-month period ended March 31, 2001, which was the Company's third quarter of banking operations. The losses are attributed exclusively to the results of operations of the Bank and are in line with management's expectations.

     Net Interest Income. Net interest income is the difference between interest earned on various assets (principally loans and investments) and interest expense incurred to attract and retain deposits (principally money market deposit accounts and certificates of deposit) and other funding (principally repurchase agreements) used to support those assets. Additional sources of funding include capital and non-interest-bearing demand deposits, and, to a lesser extent, NOW accounts and savings accounts. The net interest income for the three-month period ended March 31, 2002 was $259,387, as compared to $179,395 for the same period in 2001. Total interest income for the three-month period ended March 31, 2002 was $417,237, as compared to $311,744 for the same period in 2001. Total interest expenses for the comparable periods in 2002 and 2001 were $157,850 and $132,348, respectively. The increases in interest income and interest expense are primarily the result of increased balances of earning assets and interest bearing liabilities. Net interest income was also affected by the dramatic declines in market levels of interest rates that occurred in the second half of 2001, and by the reinvestment of assets into higher yielding loans.

     The following table shows the average balances and the rates of the various categories of the Company's assets and liabilities. The table includes a measurement of spread and margin. Interest spread is the mathematical difference between the average interest earned on interest earning assets and interest paid on interest bearing liabilities. Interest margin represents the net interest yield on interest earning assets and is derived by dividing net interest income by average interest earning assets. In a mature financial institution the interest margin gives a reader a better indication of asset earning results when compared to peer groups or industry standards. Because the Bank has been operational for only a little over twenty-one months, comparison with peer bank holding companies is not particularly meaningful.




                                           Consolidated Average Balances, Yields and Rates

    (Dollars in thousands)
                                                     March 31, 2002                         March 31, 2001
                                                     --------------                         --------------

                                         Average               Yield/           Average               Yield/
                                         Balance   Interest      Rate           Balance   Interest      Rate
                                         -------   --------    ------           -------   --------    ------
    ASSETS
    Total loans                         $ 21,504        386     7.28%          $  7,307        181    10.05%
    Investment securities1/                4,168         20     1.95%             2,407         30     5.05%
                         -
    Federal funds sold                     2,510         10     1.62%             5,890         83     5.71%
    Deposit in another institution           241          1     1.68%             1,253         18     5.83%
                                         -------   --------    ------           -------   --------    ------
    TOTAL INTEREST-EARNING
         ASSETS                        $  28,423   $    417     5.95%          $ 16,857   $    312     7.51%
                                         -------   --------    ------           -------   --------    ------

    Less allowance for credit losses        (288)                                  (108)
    Cash and due from banks                  886                                    411
    Premises and equipment, net              296                                    387
    Other assets                             176                                    157
                                         -------                                -------
         TOTAL ASSETS                  $  29,493                               $ 17,704
                                         =======                                ========

    LIABILITIES AND STOCK-
        HOLDERS' EQUITY
    Interest-bearing demand deposits   $     422   $      1     0.96%             $ 261   $      1      0.78%
    Money market deposit accounts          9,046         63     2.81%             4,706         56      4.83%
    Savings                                   73          0     1.78%               129          1      2.52%
    Certificates of deposit                7,729         83     4.33%             4,338         74      6.89%
    Repurchase agreements                  2,835         11     1.57%                73          1      5.00%
    Other borrowed funds                     109          0     1.47%                19   $      0      4.27%
                                         -------   --------    ------           -------   --------     ------
    TOTAL INTEREST-BEARING
         LIABILITIES                   $  20,214        158     3.17%          $  9,526   $    132      5.62%
                                         -------   --------    ------           -------   --------     ------

    Non-interest-bearing demand
     deposits                          $   3,031                               $  1,169
    Other liabilities                         99                                     76
    Stockholders' equity                   6,149                                  6,933
                                         -------                                -------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY          $  29,493                               $  17,704
                                         =======                                =======

    Net interest income                            $    259                               $    180
                                                   ========                                =======

    Net interest spread                                         2.78%                                  1.89%
                                                               ======                                 ======

    Net interest margin                                         3.70%                                  4.33%
                                                               ======                                 ======

    1/ Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholders' equity.

     Non-Interest Income. Non-interest income principally consists of deposit account services charges. For the three-month period ended March 31, 2002, such charges amounted to $29,052 as compared to $19,090 for the same period in 2001. As the Bank matures and develops additional sources of fee income, it is expected that non-interest income will be a major contributor to the overall profitability of the Company.

     Non-Interest Expense. Non-interest expense totaled $418,301 for the three-month period ended March 31, 2002 as compared to $393,007 for the same period in 2001. In each period, salary and benefit expense was the largest component: $239,029 and $231,232 in 2002 and 2001, respectively. These amounts are in line with projections and are deemed necessary to attract and retain qualified personnel essential to the growth and ultimate profitability of the Bank and the Company.

     Provision for Credit Losses. The provision for credit losses represents the expense recognized to fund the allowance for credit losses. In determining the amount of the provision, the growth and composition of the portfolio and the value and adequacy of the collateral are principal considerations, as well as the loss experience of other banks in our peer group. Consideration is given to the results of examinations and evaluations of the overall portfolio by senior management, external auditors and regulatory examiners. The Company's current policy is to maintain the allowance at not less than 1.25% of total loans.

     At March 31, 2002, the allowance for credit losses stood at $315,000, or 1.40% of outstanding loans. This reserve was built by a monthly expense allocation of $15,000 since inception. Based principally on current economic conditions, perceived asset quality, loan-loss experience of comparable institutions in the Company's market area and a strong capital position, the allowance is believed to be adequate. During 2002, as the portfolio grows and other determining factors become more relevant, management will employ a comprehensive review methodology to maintain the adequacy of the allowance.

     The activity in the allowance for credit losses is shown in the following table:

                                            ALLOWANCE FOR CREDIT LOSSES
                                            ---------------------------

(Dollars in thousands)
                                        March 31, 2002            March 31, 2001
                                        --------------            --------------

Balance at the beginning of year        $        270              $         90
Provision for credit losses                       45                        45
Loans charged off                                  -                         -
Recoveries                                         -                         -
                                        ------------              ------------
Balance at end of year                  $        315              $        135
                                        ============              ============


     Additionally, the Bank has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At March 31, 2002, the balance of this reserve was $3,000. The reserve, based on evaluations of the collectibility of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

2. FINANCIAL CONDITION.

     The Company's assets at March 31, 2002 were $32.1 million, an increase of $4.9 million or 18.0%, from December 31, 2001, principally due to increases in the deposit and the loan portfolios. At March 31, 2002, deposits totaled $22.9 million, principally money market deposit accounts ($10.2 million), certificates of deposit ($8.3 million) and demand deposits ($4.4 million). By comparison, deposits at December 31, 2001 totaled $18.1 million, principally money market deposit accounts ($7.0 million), certificates of deposits ($7.1 million) and demand deposits ($3.3 million). At March 31, 2002, loans totaled $22.6 million, principally commercial term loans and lines of credit ($16.8 million) and real estate secured term loans ($5.7 million). By comparison, at December 31, 2001, loans totaled $20.7 million, principally commercial term loans and lines of credit ($14.5 million) and real estate secured term loans ($6.2 million). An allocation of $45,000 as a provision for credit losses was taken during each of the quarters ended March 31, 2002 and 2001, in accordance with the established business plan. On March 31, 2002, non-performing assets of approximately $46,000 were in non-accrual status and classified "Doubtful" by management; there were no non-performing assets on March 31, 2001. Federal funds sold totaled $3.4 million at March 31, 2002 as compared to $750,000 on December 31, 2001. Investments (principally U.S. Treasury Bills and Federal Reserve Bank stock) were $4.2 million at March 31, 2002 as compared to the same amount at December 31, 2001.

3. LIQUIDITY AND CAPITAL RESOURCES.

     The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. The Bank's principal sources of funds for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits, and the payment for checks drawn upon it. The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions and Federal funds sold. The levels of such assets are dependent on the Bank's lending, investment and operating activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and loan demand, both current and anticipated. At March 31, 2002, the Bank's cash and cash equivalents totaled $5.1 million.

     The Bank may draw on a $2.0 million Federal funds borrowing facility from a financial institution. At March 31, 2002, no amounts were outstanding under this facility. The Company believes its levels of liquidity and capital are adequate to conduct the business of the Company and Bank.

     The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At March 31, 2002, the Bank was in full compliance with these guidelines, with a Tier I leverage ratio of 16.34%, and Tier I and total capital to risk-weighted assets ratios of 21.70% and 22.95%.

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

(B) REPORT ON FORM 8-K - NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CommerceFirst Bancorp, Inc.

Date:  April 30, 2002                    By:   /s/ Richard J. Morgan
                                         ---------------------------------------
                                         Richard J. Morgan, President & CEO



Date:  April 30, 2002                    By:   /s/ Lamont Thomas
                                         ---------------------------------------
                                         Lamont Thomas, Executive Vice President