Form 10QSB
period 2002-06-30
COMMERCEFIRST BANCORP INC
filed 2002-07-30
CIK 1098813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                   FORM 10-QSB

(Mark One)
( X )            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       OR

(   )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        ------------------   ------------------


                        COMMISSION FILE NUMBER 333-91817
             ------------------------------------------------------


                           COMMERCEFIRST BANCORP, INC.
             ------------------------------------------------------
               (Exact name of issuer as specified in its charter)

         Maryland                                               52-2180744
-------------------------------                               --------------
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

 1804 West Street, Suite 200, Annapolis MD                         21401
--------------------------------------------                       -----
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
Yes X           No
   ------         ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         As of July 29, 2002, there were 822,250 shares of the issuer's common stock, $0.01 par value, outstanding.

                           COMMERCEFIRST BANCORP, INC.

                                   FORM 10-QSB


                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION                                           PAGE(S)
                                                                         -------

   Item 1 - Financial Statements

     Consolidated Balance Sheets - June 30, 2002 (Unaudited)                1
       and December 31, 2001 (Audited)

     Consolidated Statements of Operations                                  2
         - Three- and six-month periods ended June 30, 2002 (Unaudited)
         - Three- and six-month periods ended June 30, 2001 (Unaudited)

     Consolidated Statements of Comprehensive Loss                          3
         - Three- and six-month periods ended June 30, 2002 (Unaudited)
         - Three- and six-month periods ended June 30, 2001 (Unaudited)

     Consolidated Statements of Cash Flows                                  4
         - Six-month period ended June 30, 2002 (Unaudited)
         - Six-month period ended June 30, 2001 (Unaudited)

     Notes to Consolidated Financial Statements                             5-6


Item 2 - Management's Discussion and Analysis of Financial Condition        7-10
           and Results of Operations




PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
Item 2 - Changes in Securities and Use of Proceeds
Item 3 - Default upon Senior Securities
Item 4 - Submission of Matters to a Vote of Security Holders
Item 5 - Other Information
Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001


ASSETS                                                 JUNE 30, 2002   December 31, 2001
                                                        (UNAUDITED)       (Audited)
Cash and due from banks                                $  1,680,434       $  1,343,551
Federal funds sold                                        1,950,000            750,000
                                                       ------------       ------------
            Cash and cash equivalents                     3,630,434          2,093,551
Investment securities available-for-sale,
     at fair value                                        3,511,398          3,981,946
Federal Reserve Bank stock, at cost                         143,250            153,050
Atlantic Central Bankers Bank stock, at cost                 37,000             37,000
Loans, less allowance for credit losses
    of $360,000 (2002) and $270,000 (2001)               27,044,550         20,397,987
Premises and equipment, at cost, less
      accumulated depreciation                              242,930            309,733
Accrued interest receivable                                 120,969             87,371
Other assets                                                 66,892             88,599
                                                       ------------       ------------
            TOTAL ASSETS                               $ 34,797,423       $ 27,149,237
                                                       ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
   Noninterest-bearing demand                          $  3,263,236       $  3,322,996
   Interest-bearing                                      22,000,110         14,774,178
                                                       ------------       ------------
            Total deposits                               25,263,346         18,097,174
Securities sold under agreements to repurchase            3,521,140          2,713,150
Demand note, Treasury Tax & Loan                               --               37,875
Accrued interest payable on deposits                         21,591             15,747
Other liabilities                                            95,911             72,820
                                                       ------------       ------------
            TOTAL LIABILITIES                            28,901,988         20,936,765
                                                       ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, par value $.01, authorized 4,000,000
      shares; issued and outstanding 822,250 shares;          8,223              8,223
Surplus                                                   8,099,012          8,099,012
Accumulated deficit                                      (2,212,014)        (1,894,876)
Accumulated other comprehensive income                          214                113
                                                       ------------       ------------
            TOTAL STOCKHOLDERS' EQUITY                    5,895,435          6,212,472
                                                       ------------       ------------

            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                   $ 34,797,423       $ 27,149,237
                                                       ============       ============


The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                THREE MONTHS                     SIX MONTHS
                                                                   ENDED                           ENDED
                                                       JUNE 30, 2002   June 30, 2001   JUNE 30, 2002   June 30, 2001
                                                        (UNAUDITED)     (Unaudited)     (UNAUDITED)     (Unaudited)
INTEREST INCOME ON:
     Commercial and industrial loans, including fees    $ 311,171        $ 129,885       $ 568,071       $ 234,718
     Installment loans, including fees                        360              440             736             894
     Real estate secured loans, including fees            142,502           88,889         271,703         164,897
     U.S. Treasury securities                              13,871           46,110          31,154          73,351
     Federal Reserve Bank stock                             2,183            2,517           4,428           5,721
     Federal funds sold                                    10,411           27,599          20,672         110,050
     Deposits in other financial institutions                 938           13,419           1,909          30,971
                                                        ---------        ---------       ---------       ---------
              Total interest income                       481,436          308,859         898,673         620,603
                                                        ---------        ---------       ---------       ---------
INTEREST EXPENSE ON:
     Deposits                                             161,134          124,711         307,577         255,943
     Securities sold under agreements to repurchase         6,831              983          17,842           1,839
     Short-term borrowings                                    249              251             645             511
                                                        ---------        ---------       ---------       ---------
               Total interest expense                     168,214          125,945         326,064         258,293
                                                        ---------        ---------       ---------       ---------
                 NET INTEREST INCOME                      313,222          182,914         572,609         362,310
                                                        ---------        ---------       ---------       ---------
PROVISION FOR CREDIT LOSSES                                45,000           45,000          90,000          90,000
                                                        ---------        ---------       ---------       ---------
                 NET INTEREST INCOME AFTER
                    PROVISION FOR CREDIT LOSSES           268,222          137,914         482,609         272,310
                                                        ---------        ---------       ---------       ---------
OTHER INCOME:
     Service charges                                       38,568           16,839          67,620          35,929
                                                        ---------        ---------       ---------       ---------
OTHER EXPENSES:
     Salaries and benefits                                253,525          234,537         492,554         465,769
     Legal and professional                                22,055           29,991          44,452          50,808
     Rent and occupancy                                    48,592           47,587          95,470          94,757
     Marketing and business development                     5,705            5,852          10,399          12,670
     Data processing                                       13,784           10,059          25,662          19,226
     Insurance                                              5,710            4,954          11,425           9,843
     Support services                                      24,395           18,989          47,306          37,092
     Depreciation                                          33,401           30,454          66,803          60,908
     Office supplies                                        5,834            3,088           9,691          11,339
     Other expenses                                        36,064           20,187          63,605          36,294
                                                        ---------        ---------       ---------       ---------
                 Total other expenses                     449,065          405,699         867,368         798,705
                                                        ---------        ---------       ---------       ---------
NET LOSS                                                $(142,275)       $(250,946)      $(317,138)      $(490,466)
                                                        =========        =========       =========       =========
BASIC AND DILUTED LOSS PER SHARE
     OF COMMON STOCK                                    $   (0.17)       $   (0.31)      $   (0.39)      $   (0.60)
                                                        =========        =========       =========       =========
WEIGHTED AVERAGE SHARES OF
     COMMON STOCK OUTSTANDING                             822,250          822,250         822,250         822,250
                                                        =========        =========       =========       =========


The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS




                                                            THREE MONTHS                      SIX MONTHS
                                                               ENDED                             ENDED
                                                  JUNE 30, 2002    June 30, 2001    JUNE 30, 2002    June 30, 2001
                                                   (UNAUDITED)      (Unaudited)      (UNAUDITED)      (Unaudited)

Net loss                                            $(142,275)       $(250,946)       $(317,138)       $(490,466)

Other comprehensive gain (loss), net of tax:

    Unrealized holding gain (loss) on securities
    available-for-sale during the period               1,664             1,907              214            4,610
                                                   ---------         ---------        ---------        ---------


Comprehensive loss                                 $(140,611)        $(249,039)       $(316,924)       $(485,856)
                                                   =========         =========        =========        =========





The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                      SIX MONTHS
                                                                                         ENDED
                                                                             JUNE 30, 2002   June 30, 2001
                                                                              (UNAUDITED)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss                                                          $   (317,138)   $   (490,466)
           Adjustments to reconcile net loss to net cash
           used by operating activities:
                  Depreciation, amortization and accretion                         40,443         (12,443)
                  Provision for credit losses                                      90,000          90,000
                  Change in assets and liabilities:
                   (Increase)/decrease in accrued interest receivable             (33,598)          8,151
                   (Increase)/decrease in other assets                             21,708         (54,632)
                   Increase (decrease) in accrued interest payable                  5,844          (2,250)
                   Increase/(decrease) in other liabilities                        23,040          (6,445)
                                                                             ------------    ------------

                   Net cash used by operating activities                         (169,700)       (468,084)
                                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of available-for-sale securities                          (5,502,939)     (3,904,000)
           Maturities of available-for-sale securities                          6,000,000       1,000,000
           Proceeds from sale of FRB stock                                          9,800          16,750
           Increase in loans, net                                              (6,736,562)     (7,300,031)
                                                                             ------------    ------------

                   Net cash used by investing activities                       (6,229,702)    (10,187,281)
                                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Increase (decrease) in noninterest-bearing deposits, net            (1,059,760)        691,339
           Increase  in time deposits, net                                      7,225,932       1,817,971
           Increase in securities sold under agreements to repurchase, net        807,991         158,339
           Increase/(decrease) in short-term borrowings, net                      (37,876)         53,373
                                                                             ------------    ------------

                   Net cash provided by financing activities                    6,936,287       2,721,022
                                                                             ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  536,883      (7,934,343)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  3,093,551      11,941,992
                                                                             ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  3,630,434    $  4,007,649
                                                                             ============    ============
Supplemental Cash Flow Information:
           Interest payments                                                 $    320,219    $    258,293
                                                                             ------------    ------------
           Income tax payments                                               $       --      $       --
                                                                             ------------    ------------
           Total increase in unrealized appreciation
               on available-for-sale securities                              $        325    $      6,649
                                                                             ------------    ------------


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

         The financial data at December 31, 2001 are derived from audited consolidated financial statements that are included in the Company's Annual Report for the year ended December 31, 2001. The financial data at June 30, 2002 and 2001 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         Principles of Consolidation:

         The consolidated financial statements include the accounts of CommerceFirst Bancorp, Inc. (the "Company") and its subsidiary, CommerceFirst Bank (the "Bank"). Intercompany balances and transactions have been eliminated.

         Accounting Policies:

         There have been no changes in accounting policies used by the Company during the quarter ended June 30, 2002.


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4. RELATED PARTY TRANSACTIONS

       The Company paid $11,091 during the first half of 2002 for legal expenses to a law firm of which the Chairman of the Board of the Company and the Bank is also a principal.

       The Company paid $2,346 during the first half of 2002 for support services to a computer-consulting firm of which a Director of the Bank is also a principal.

       The Company paid $2,089 during the first half of 2002 for office supplies to a printing firm of which a Director of the Bank is also a principal.

       The Company also paid $39,276 during the first half of 2002 for various group insurance benefits for which a Director of the Bank will ultimately receive commission compensation.

       Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At June 30, 2002 the amounts of such loans outstanding were $4,902,562.

       Deposit balances of executive officers and directors and their affiliated interests totaled $4,240,409 at June 30, 2002.
       Affiliated interests of directors also held $785,705 in securities sold under agreements to repurchase at June 30, 2002.

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

       Outstanding unused lines of credit as of June 30, 2002 are as follows:

                     Commercial lines of credit: $4,653,634

NOTE 6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

       The amendment to SFAS 13 is effective for transactions occurring after May 15, 2002. All other provisions are effective for financial statements issued on or after May 15, 2002. In management's opinion, the Company and Bank are currently in compliance with all applicable provisions of this pronouncement.

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

Background Information
----------------------

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

1. RESULTS OF OPERATIONS.

     General. The Company reported a net loss of $317,138 for the six-month period ended June 30, 2002, as compared to a net loss of $490,466 for the six-month period ended June 30, 2001. The Company reported a net loss of $142,275 for the three-month period ended June 30, 2002, as compared to a net loss of $250,946 for the three-month period ended June 30, 2001. The losses are attributed exclusively to the results of operations of the Bank and are in line with management's expectations.

     Net Interest Income. Net interest income is the difference between interest earned on various assets (principally loans and investments) and interest expense incurred to attract and retain deposits (principally money market deposit accounts and certificates of deposit) and other funding (principally repurchase agreements) used to support those assets. Additional sources of funding include capital and non-interest-bearing demand deposits, and, to a lesser extent, NOW accounts and savings accounts. The net interest income for the six-month period ended June 30, 2002 was $572,609 as compared to $362,310 for the same period in 2001. Total interest income for the six-month period ended June 30, 2002 was $898,673 as compared to $620,603 for the same period in 2001. Total interest expenses for the comparable six-month periods in 2002 and 2001 were $326,064 and $258,293, respectively. The net interest income for the three-month period ended June 30, 2002 was $313,222 as compared to $182,914 for the same period in 2001. Total interest income for the three-month period ended June 30, 2002 was $481,436 as compared to $308,859 for the same period in 2001. Total interest expenses for the comparable three-month periods in 2002 and 2001 were $168,214 and $125,945, respectively. The increases in interest income and interest expense are primarily the result of increased balances of earning assets and interest bearing liabilities.

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

                 CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
                                SIX MONTHS ENDED
(Dollars in thousands)


                                                   JUNE 30, 2002                           June 30, 2001
                                                   -------------                           -------------

                                         AVERAGE                 YIELD/          Average                Yield/
                                         BALANCE   INTEREST       RATE           Balance    Interest     Rate
    ASSETS
    Total loans                          $23,287       841       7.28%           $ 8,551       401       9.46%
    Investment securities(1)               3,621        36       1.98%             3,282        79       4.85%
    Federal funds sold                     2,475        21       1.68%             4,198       110       5.28%
    Deposit in another institution           233         2       1.65%             1,251        31       5.00%
                                         -------      ----       -----           -------      ----       -----
    TOTAL INTEREST-EARNING
         ASSETS                          $29,616      $899       6.12%           $17,282      $621       7.25%
                                         -------      ----       -----           -------      ----       -----

    Less allowance for credit losses        (312)                                   (132)
    Cash and due from banks                  977                                     481
    Premises and equipment, net              279                                     371
    Other assets                             164                                     138
                                         -------                                 -------
         TOTAL ASSETS                    $30,724                                 $18,140
                                         =======                                 =======

    LIABILITIES AND STOCK-
        HOLDERS' EQUITY
    Interest-bearing demand deposits     $   590      $  3       0.86%           $   397      $  2       0.81%
    Money market deposit accounts          9,231       121       2.63%             4,947       107       4.35%
    Savings                                  187         2       1.75%               100         1       2.82%
    Certificates of deposit                9,133       183       4.04%             4,301       146       6.86%
    Repurchase agreements                  2,324        18       1.55%                90         2       4.03%
    Other borrowed funds                      84         1       1.56%                23      $  1       4.38%
                                         -------      ----       -----           -------      ----
    TOTAL INTEREST-BEARING
         LIABILITIES                     $21,549       326       3.05%           $ 9,858      $258       5.28%
                                         -------      ----       -----           -------      ----       -----


    Non-interest-bearing demand          $ 3,011                                 $ 1,413
    deposits
    Other liabilities                        111                                      69
    Stockholders' equity                   6,053                                   6,800
                                         -------                                 -------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY            $30,724                                 $18,140
                                         =======                                 =======

    Net interest income                               $573                                    $363
                                                      ====                                    ====

    Net interest spread                                          3.07%                                   1.97%
                                                                 =====                                   =====

    Net interest margin                                          3.90%                                   4.23%
                                                                 =====                                   =====



    (1) Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholders' equity.

     Non-Interest Income. Non-interest income principally consists of deposit account services charges. For the six-month period ended June 30, 2002, such charges amounted to $67,620 as compared to $35,929 for the same period in 2001. For the three-month period ended June 30, 2002, such charges amounted to $38,568 as compared to $16,839 for the same period in 2001. As the Bank matures and develops additional sources of fee income, it is expected that non-interest income will be a major contributor to the overall profitability of the Company.

     Non-Interest Expense. Non-interest expense totaled $867,368 for the six-month period ended June 30, 2002 as compared to $798,705 for the same period in 2001. In each period, salary and benefit expense was the largest component: $492,554 and $465,769 in 2002 and 2001, respectively. Non-interest expense totaled $449,065 for the three-month period ended June 30, 2002 as compared to $405,699 for the same period in 2001. In each period, salary and benefit expense was the largest component: $253,525 and $234,537 in 2002 and 2001, respectively. These amounts are in line with projections and are deemed necessary to attract and retain qualified personnel essential to the growth and ultimate profitability of the Bank and the Company.

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

     At June 30, 2002, the allowance for credit losses stood at $360,000, or 1.31% of outstanding loans. This reserve was built by a monthly expense allocation of $15,000 since inception. Based principally on current economic conditions, perceived asset quality, loan-loss experience of comparable institutions in the Company's market area and a strong capital position, the allowance is believed to be adequate. During 2002, as the portfolio grows and other determining factors become more relevant, management will employ a comprehensive review methodology to maintain the adequacy of the allowance. The activity in the allowance for credit losses is shown in the following table:


                           ALLOWANCE FOR CREDIT LOSSES
                           ---------------------------

     (Dollars in thousands)                JUNE 30, 2002     June 30, 2001
                                           -------------     -------------
     Balance at beginning of year             $270              $ 90
     Provision for credit losses                90                90
     Loans charged off                          --                --
     Recoveries                                 --                --
                                              ----              ----
     Balance at end of period                 $360              $180
                                              ====              ====


     Additionally, the Bank has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At June 30, 2002, the balance of this reserve was $6,000 and included in other liabilities. The reserve, based on evaluations of the collectibility of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

2. FINANCIAL CONDITION.

     General. The Company's assets at June 30, 2002 were $34.8 million, an increase of $7.7 million or 28.4%, from December 31, 2001, principally due to increases in the deposit and the loan portfolios. At June 30, 2002, deposits totaled $ 25.3 million, principally money market deposit accounts ($9.8 million), certificates of deposit ($10.8 million) and demand deposits ($4.3 million). By comparison, deposits at December 31, 2001 totaled $18.1 million, principally money market deposit accounts ($7.0 million), certificates of deposits ($7.1 million) and demand deposits ($3.3 million). At June 30, 2002, loans totaled $27.4 million, principally commercial term loans and lines of credit ($19.4 million) and real estate secured term loans ($8.0 million). By comparison, at December 31, 2001, loans totaled $20.7 million, principally commercial term loans and lines of credit ($14.5 million) and real estate secured term loans ($6.2 million). An allocation of $45,000 as a provision for credit losses was taken during each of the quarters ended June 30, 2002 and 2001, in accordance with the established business plan. On June 30, 2002, non-performing assets of approximately $46,000 - three inter-related commercial loans - were in non-accrual status and classified

     "Doubtful" by management; management has fully reserved for these assets and will charge off if not fully collected or otherwise satisfactorily resolved prior to September 30, 2002. There were no non-performing assets on June 30, 2001. Federal funds sold totaled $1.9 million at June 30, 2002 as compared to $750,000 on December 31, 2001. Investments (principally U.S. Treasury securities and Federal Reserve Bank stock) were $3.7 million at June 30, 2002 as compared to $4.2 million on December 31, 2001.

     Loan Portfolio. The following table depicts the composition of the loan portfolio at June 30, 2002 and 2001.

                          COMPOSITION OF LOAN PORTFOLIO
                          -----------------------------
(Dollars in thousands)


                                                   JUNE 30, 2002                     June 30, 2001
                                                  -------------                     -------------

                                            BALANCE         PERCENTAGE         Balance        Percentage
                                                          OF TOTAL LOANS                    of total loans

Commercial                                  $ 19,406           70.79%          $  8,429          62.31%
Real estate - commercial mortgage              7,995           29.16%             5,082          37.57%
Installment loans to individuals                  13            0.05%                16           0.12%
                                            --------          -------          --------         -------
Gross loans                                   27,414          100.00%            13,527         100.00%
                                                              =======                           =======
Less allowance for credit losses                (360)                              (180)
Less unearned fees                                (9)                                (9)
                                            --------                           --------
Loans, net                                  $ 27,045                           $ 13,338
                                            ========                           ========


3. LIQUIDITY AND CAPITAL RESOURCES.

     The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. The Bank's main sources of funding for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits, and the payment for checks drawn upon it. The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions and Federal funds sold. The levels of such assets are dependent on the Bank's lending, investment and operating activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and loan demand, both current and anticipated. At June 30, 2002, the Bank's cash and cash equivalents totaled $3.6 million.

     The Bank may draw on Federal funds borrowing facilities totaling $3.0 million from two financial institutions. At June 30, 2002, no amounts were outstanding under these facilities. The Company believes its levels of liquidity and capital are adequate to conduct the business of the Company and Bank.

     The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At June 30, 2002 and 2001, the Company and the Bank were in full compliance with these guidelines, as follows:

                             CAPITAL ADEQUACY RATIOS
                             -----------------------


                                         JUNE 30, 2002                      June 30, 2001

                                    COMPANY          BANK              Company          Bank
Total Capital
     to risk-weighted Assets        24.12%          19.32%             46.23%          37.14%
Tier I Capital
     to risk-weighted Assets        22.87%          18.07%             45.00%          36.89%
Tier I Capital
     to average assets              18.45%          14.66%             36.01%          30.42%

                                       10

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

     Item 3 - Default upon Senior Securities - None

     Item 4 - Submission of Matters to a Vote of Security Holders

     On April 17, 2002, the Annual Meeting of the Shareholders of the Company was held for the purposes of (1) electing one (1) director to serve for a three (3) year term until the 2005 Annual Meeting of the Shareholders and until his successor is duly elected and qualified; and (2) ratifying the appointment of the Company independent auditors.

     The vote for the election of Milton D. Jernigan II as director was as follows:

     For:                                685,250

     Against:                              0
     Abstain:                              0
     Broker Non-votes:                     0

     In addition to Mr. Jernigan II, the following directors continued in office after the meeting: Alvin R. Maier, Richard J. Morgan, Edward B. Howlin, Jr. and Lamont Thomas.

     The vote for the ratification of the appointment of Trice Geary & Myers LLC as the Company's independent auditors was as follows:

     For:                                  685,250

     Against:                                 0
     Abstain:                                 0
     Broker Non-votes:                        0

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

----------------------------

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


                           COMMERCEFIRST BANCORP, INC.



         Date:  July 29, 2002      By:   /s/ Richard J. Morgan
                                        ---------------------------------------
                                        Richard J. Morgan, President and CEO


         Date:  July 29, 2002      By:  /s/ Lamont Thomas
                                        ---------------------------------------
                                        Lamont Thomas, Executive Vice President