Form 10-Q/A
period 2002-06-30
COMMERCEFIRST BANCORP INC
filed 2002-08-12
CIK 1098813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                  FORM 10-QSB/A

(Mark One)
( X )             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       OR

(   )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                   to
                                         -----------------   -------------------


                        Commission File Number 333-91817
                        --------------------------------


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

         This Amendment is filed solely for the purpose of filing the following exhibits:

         Exhibit 99(b) - Certification of Richard J. Morgan, President and Chief
                         Executive Officer

         Exhibit 99(c) - Certification of Lamont Thomas, Executive Vice
                         President and Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COMMERCEFIRST BANCORP, INC.



         Date:  August 5, 2002             By:   /s/ Richard J. Morgan
                                                --------------------------------
                                                     Richard J. Morgan,
                                                     President and CEO


         Date:  August 5, 2002             By:   /s/ Lamont Thomas
                                                --------------------------------
                                                     Lamont Thomas,
                                                     Executive Vice President