Form 10QSB
period 2002-09-30
COMMERCEFIRST BANCORP INC
filed 2002-11-05
CIK 1098813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)
( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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

                                  410-280-6695
             ------------------------------------------------------
                (Issuer's telephone number, including area code)


             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         As of October 30, 2002, there were 822,250 shares of the issuer's common stock, $0.01 par value, outstanding.

                           COMMERCEFIRST BANCORP, INC.

                                   FORM 10-QSB


                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION                                                                           PAGE(S)
                                                                                                         -------
   Item 1 - Financial Statements

     Consolidated Balance Sheets - September 30, 2002 (Unaudited)                                           1
       and December 31, 2001 (Audited)

      Consolidated Statements of Operations                                                                 2
           o    Three- and nine-month periods ended September 30, 2002 (Unaudited)
           o    Three- and nine-month periods ended September 30, 2001 (Unaudited)

     Consolidated Statements of Comprehensive Loss                                                          3
           o    Three- and nine-month periods ended September 30, 2002 (Unaudited)
           o    Three- and nine-month periods ended September 30, 2001 (Unaudited)

     Consolidated Statements of Cash Flows                                                                  4

           o Nine-month period ended September 30, 2002 (Unaudited)
           o Nine-month period ended September 30, 2001 (Unaudited)

     Notes to Consolidated Financial Statements                                                             5-7

Item 2 - Management's Discussion and Analysis of Financial Condition                                        8-11
           and Results of Operations

Item 3 - Controls and Procedures                                                                            12

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                                  12
Item 2 - Changes in Securities and Use of Proceeds                                                          12
Item 3 - Default upon Senior Securities                                                                     12
Item 4 - Submission of Matters to a Vote of Security Holders                                                12
Item 5 - Other Information                                                                                  12
Item 6 - Exhibits and Reports on Form 8-K                                                                   12

SIGNATURES                                                                                                  13

CERTIFICATIONS                                                                                           14-15


                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001



ASSETS                                              SEPTEMBER 30, 2002     December 31, 2001
                                                        (UNAUDITED)            (Audited)



Cash and due from banks                                $  2,348,483          $  1,343,551
Federal funds sold                                        3,532,619               750,000
                                                       ------------          ------------
             Cash and cash equivalents                    5,881,102             2,093,551
Investment securities available-for-sale,
     at fair value                                        5,078,347             3,981,946
Federal Reserve Bank stock, at cost                         139,450               153,050
Atlantic Central Bankers Bank stock, at cost                 37,000                37,000
Loans, less allowance for credit losses
    of $360,359 (2002) and $270,000 (2001)               29,445,017            20,397,987
Premises and equipment, at cost, less
      accumulated depreciation                              209,225               309,733
Accrued interest receivable                                 156,539                87,371
Other assets                                                145,137                88,599
                                                       ------------          ------------
             TOTAL ASSETS                              $ 41,091,817          $ 27,149,237
                                                       ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
   Noninterest-bearing demand                          $  4,394,975          $  3,322,996
   Interest-bearing                                      28,617,769            14,774,178
                                                       ------------          ------------
              Total deposits                             33,012,744            18,097,174
Securities sold under agreements to repurchase            2,024,233             2,713,150
Demand note, Treasury Tax & Loan                                 --                37,875
Accrued interest payable on deposits                         23,379                15,747
Other liabilities                                           153,456                72,820
                                                       ------------          ------------
             TOTAL LIABILITIES                           35,213,812            20,936,765
                                                       ------------          ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, par value $.01, authorized 4,000,000
      shares; issued and outstanding 822,250 shares;          8,223                 8,223
Surplus                                                   8,099,012             8,099,012
Accumulated deficit                                      (2,272,201)           (1,894,876)
Accumulated other comprehensive income                       42,971                   113
                                                       ------------          ------------
             TOTAL STOCKHOLDERS' EQUITY                   5,878,005             6,212,472
                                                       ------------          ------------
             TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                  $ 41,091,817          $ 27,149,237
                                                       ============          ============




     The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                                    2002             2001            2002             2001
                                                                (UNAUDITED)      (Unaudited)      (UNAUDITED)      (Unaudited)

INTEREST INCOME ON:
       Commercial and industrial loans, including  fees         $   340,644      $   221,562      $   908,715      $   456,280
       Installment loans, including fees                                 69              426              805            1,320
       Real estate secured loans, including fees                    181,642          109,970          453,345          274,867
       U.S. Treasury securities                                      29,182           43,965           60,336          117,316
       Federal Reserve Bank stock                                     2,116            2,417            6,544            7,578
       Atlantic Central Bankers' Bank stock                             600               --              600              560
       Federal funds sold                                            12,902           32,224           35,483          173,245
                                                                -----------        ---------      -----------      -----------
                Total interest income                               567,155          410,563        1,465,828        1,031,166
                                                                -----------        ---------      -----------      -----------
INTEREST EXPENSE ON:
       Deposits                                                     189,124          159,295          496,701          415,238
       Securities sold under agreements to repurchase                11,320            5,237           29,162            7,076
       Short-term borrowings                                              5              318              650              829
                                                                -----------        ---------      -----------      -----------
                 Total interest expense                             200,449          164,850          526,513          423,143
                                                                -----------        ---------      -----------      -----------
                   NET INTEREST INCOME                              366,706          245,713          939,315          608,023
                                                                -----------        ---------      -----------      -----------
PROVISION FOR CREDIT LOSSES                                          45,000           45,000          135,000          135,000
                                                                -----------        ---------      -----------      -----------
                   NET INTEREST INCOME AFTER
                      PROVISION FOR CREDIT LOSSES                   321,706          200,713          804,315          473,023
                                                                -----------        ---------      -----------      -----------
OTHER INCOME:
       Service charges                                               44,818           16,846          112,438           52,775
                                                                -----------        ---------      -----------      -----------
OTHER EXPENSES:
       Salaries and benefits                                        256,382          213,569          748,936          679,337
       Legal and professional                                         9,095           10,752           53,547           61,559
       Rent and occupancy                                            49,784           48,798          145,255          143,555
       Marketing and business development                            12,059           17,797           22,458           30,467
       Data processing                                               12,757           10,261           38,419           29,487
       Insurance                                                      6,276            5,600           17,701           15,443
       Support services                                              13,170           17,975           60,476           55,067
       Depreciation and amortization                                 33,705           31,471          100,508           92,379
       Office supplies                                                2,418            4,783           12,109           16,122
       Other expenses                                                31,065           20,484           94,670           56,778
                                                                -----------        ---------      -----------      -----------
                   Total other expenses                             426,711          381,488        1,294,079        1,180,192
                                                                -----------      -----------      -----------      -----------
NET LOSS                                                        $   (60,187)     $  (163,928)     $  (377,325)     $  (654,394)
                                                                ===========      ===========      ===========      ===========
BASIC AND DILUTED LOSS PER SHARE
       OF COMMON STOCK                                          $     (0.07)     $     (0.20)     $     (0.46)     $     (0.80)
                                                                ===========      ===========      ===========      ===========
WEIGHTED AVERAGE SHARES OF
       COMMON STOCK OUTSTANDING                                     822,250          822,250          822,250          822,250
                                                                ===========      ===========      ===========      ===========




     The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS



                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                           2002              2001            2002             2001
                                                        (UNAUDITED)      (Unaudited)      (UNAUDITED)      (Unaudited)

Net loss                                                 $ (60,187)       $(163,928)       $(377,325)       $(654,394)

Other comprehensive gain (loss), net of tax:

    Unrealized holding gain (loss) on securities
    available-for-sale during the period                    41,307              692           42,971            5,302
                                                         ---------        ---------        ---------        ---------

Comprehensive loss                                       $ (18,880)       $(163,236)       $(334,354)       $(649,092)
                                                         =========        =========        =========        =========





  The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                         2002                   2001
                                                                                      (UNAUDITED)            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                                   $   (377,325)          $   (654,394)
          Adjustments to reconcile net loss to net cash
          used by operating activities:
               Depreciation, amortization and accretion                                    73,267                (24,937)
               Provision for credit losses                                                135,000                135,000
               Change in assets and liabilities:
                 Increase in accrued interest receivable                                  (69,168)               (10,267)
                 Increase in other assets                                                 (56,537)               (59,419)
                 Increase in accrued interest payable                                       7,632                  1,451
                 Increase in other liabilities                                             53,863                 17,788
                                                                                     ------------           ------------

                 Net cash used by operating activities                                   (233,267)              (594,777)
                                                                                     ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of available-for-sale securities                                   (7,499,527)            (7,859,100)
          Maturities of available-for-sale securities                                   6,500,000              5,000,000
          Proceeds from sale of FRB stock                                                  13,600                 24,100
          Increase in loans, net                                                       (9,182,030)           (10,670,583)
          Purchases of premises and equipment                                                  --                (36,603)
                                                                                     ------------           ------------

                 Net cash used by investing activities                                (10,167,958)           (13,542,186)
                                                                                     ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Increase  in noninterest-bearing deposits, net                                   71,979              2,706,496
          Increase  in time deposits, net                                              13,843,591              3,705,077
          Increase (decrease) in securities sold under agreements
               to repurchase, net                                                        (688,917)             1,808,809
          Increase (decrease) in short-term borrowings, net                               (37,876)                82,497
                                                                                     ------------           ------------

                 Net cash provided by financing activities                             13,188,777              8,302,879
                                                                                     ------------           ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        2,787,551             (5,834,085)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          3,093,551             11,941,992
                                                                                     ------------           ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  5,881,102           $  6,107,907
                                                                                     ============           ============
Supplemental Cash Flow Information:
          Interest payments                                                          $    518,880           $    423,143
                                                                                     ------------           ------------
          Income tax payments                                                        $         --           $         --
                                                                                     ------------           ------------
          Total increase in unrealized appreciation
              on available-for-sale securities                                       $     69,804           $      8,033
                                                                                     ------------           ------------



  The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The financial data at December 31, 2001 are derived from audited consolidated financial statements that are included in the Company's Annual Report for the year ended December 31, 2001. The financial data at September 30, 2002 and 2001 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         Principles of Consolidation:

         The consolidated financial statements include the accounts of CommerceFirst Bancorp, Inc. (the "Company") and its subsidiary, CommerceFirst Bank (the "Bank"). Inter-company balances and transactions have been eliminated.

         Accounting Policies:

         There have been no changes in accounting policies used by the Company during the quarter ended September 30, 2002.


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4. RELATED PARTY TRANSACTIONS

         The Company paid $14,828 during the first nine months of 2002 for legal expenses to a law firm of which the Chairman of the Board of the Company and the Bank is also a principal.

         The Company paid $3,003 during the first nine months of 2002 for support services to a computer-consulting firm of which a Director of the Bank is also a principal.

         The Company paid $2,089 during the first nine months of 2002 for office supplies to a printing firm of which a Director of the Bank is also a principal.

         The Company also paid $60,403 during the first nine months of 2002 for various group insurance benefits for which a Director of the Bank will ultimately receive commission compensation.

         Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At September 30, 2002 the amounts of such loans outstanding were $4,470,048.

         Deposit balances of executive officers and directors and their affiliated interests totaled $4,351,901 at September 30, 2002. Affiliated interests of directors also held $536,533 in securities sold under agreements to repurchase at September 30, 2002.

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

         Outstanding unused lines of credit as of September 30, 2002 are as follows:

                Commercial lines of credit:     $3,260,444

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

         In June 2002, the FASB issued statements of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement changes the current practice of accounting for these transactions by changing the timing of the recognition of exit or disposal costs and generally requires such costs to be recognized when the liability is incurred rather than on the date the entity commits to a plan of exit or disposal. It also requires such liabilities to be measured at fair value.

         The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. In management's opinion, the Company and the Bank are currently in compliance with all applicable provisions of this pronouncement.

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

1. RESULTS OF OPERATIONS.

         General. The Company reported a net loss of $377,325 for the nine-month period ended September 30, 2002, as compared to a net loss of $654,394 for the nine-month period ended September 30, 2001. The Company reported a net loss of $60,187 for the three-month period ended September 30, 2002, as compared to a net loss of $163,928 for the three-month period ended September 30, 2001. The losses are attributed exclusively to the results of operations of the Bank and are in line with management's expectations.

         Net Interest Income. Net interest income is the difference between interest earned on various assets (principally loans and investments) and interest expense incurred to attract and retain deposits (principally money market deposit accounts and certificates of deposit) and other funding (principally repurchase agreements) used to support those assets. Additional sources of funding include capital and non-interest-bearing demand deposits, and, to a lesser extent, NOW accounts and savings accounts. The net interest income for the nine-month period ended September 30, 2002 was $939,315 as compared to $608,023 for the same period in 2001. Total interest income for the nine-month period ended September 30, 2002 was $1,465,828 as compared to $1,031,166 for the same period in 2001. Total interest expenses for the comparable nine-month periods in 2002 and 2001 were $526,513 and $423,143, respectively. The net interest income for the three-month period ended September 30, 2002 was $366,706 as compared to $245,713 for the same period in 2001. Total interest income for the three-month period ended September 30, 2002 was $567,155 as compared to $410,563 for the same period in 2001. Total interest expenses for the comparable three-month periods in 2002 and 2001 were $200,449 and $164,850, respectively. The increases in interest income and interest expense are primarily the result of increased balances of earning assets and interest bearing liabilities.

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

                 CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES




           (Dollars in thousands)                                                    NINE MONTHS ENDED

                                                                  SEPTEMBER 30, 2002                    September 30, 2001
                                                                  ------------------                    ------------------

                                                          AVERAGE                      YIELD/     Average                  Yield/
                                                          BALANCE      INTEREST         RATE      Balance    Interest       Rate
                                                          -------      --------         ----      -------    --------       ----

         ASSETS
         Total loans                                     $ 25,066      $  1,363         7.27%    $ 10,640    $    733       9.20%
         Investment securities(1)                           3,880            68         2.33%       3,627         125       4.62%
         Federal funds  sold                                2,828            35         1.67%       4,875         173       4.75%
                                                         --------      --------         ----     --------    --------       ----
         TOTAL INTEREST-EARNING ASSETS                   $ 31,774         1,466         6.17%      19,142       1,031       7.20%
                                                         --------      --------         ----     --------    --------       ----

         Less allowance for credit losses                    (334)                                   (155)
         Cash and due from banks                            1,195                                     538
         Premises and equipment, net                          262                                     362
         Other assets                                         202                                     141
                                                         --------                                --------
              TOTAL ASSETS                               $ 33,098                                $ 20,028
                                                         ========                                ========

         LIABILITIES AND STOCK HOLDERS'
              EQUITY

         Interest-bearing demand deposits                $    695      $      5         0.88%    $    403    $      2       0.77%
         Money market deposit accounts                     10,089           193         2.56%       5,996         181       4.03%
         Savings                                              369             5         1.74%          88           1       2.13%
         Certificates of deposit                            9,974           294         3.94%       4,691         231       6.57%
         Repurchase agreements                              2,516            29         1.55%         299           7       3.17%
         Other borrowed funds                                  56             1         1.67%          29           1       3.69%
                                                         --------      --------         ----     --------    --------       ----
         TOTAL INTEREST-BEARING
         LIABILITIES                                     $ 23,699           527         2.97%      11,506         423       4.91%
                                                         --------      --------         ----     --------    --------       ----

         Non-interest-bearing demand deposits            $  3,182                                $  1,759
         Other liabilities                                    117                                      71
         Stockholders' equity                               6,100                                   6,692
                                                         --------                                --------
              TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                    $ 33,098                                $ 20,028
                                                         ========                                ========

         Net interest income                                           $    939                              $    608
                                                                       ========                              ========

         Net interest spread                                                            3.20%                               2.29%
                                                                                        ====                                ====

         Net interest margin                                                            3.95%                               4.25%
                                                                                        ----                                ====



        -------------------

         (1) Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholders' equity.



The declines in yield and rates on all categories of earning assets and interest bearing liabilities are a result of the decline in general market rates following action of the Federal Reserve in late 2001. The Company's average yield on earning assets declined a relatively modest 103 basis points from the 9 months ended September 30, 2001 to the nine months ended September 30, 2002, despite more significant declines in yield on all categories of earning assets as a result of the increase in loans as a percentage of average earning assets from approximately 55% in 2001 to approximately 79% in 2002. At September 30, 2002, loans comprised approximately 71% of total assets. The increase in loans as a percentage of earning assets also accounts for the increase in the net interest spread and the relatively modest 30 basis point decline in the net interest margin.

         Non-Interest Income. Non-interest income principally consists of deposit account services charges. For the nine-month period ended September 30, 2002, such charges amounted to $112,438 as compared to $52,775 for the same period in 2001. For the three-month period ended September 30, 2002, such charges amounted to $44,818 as compared to $16,846 for the same period in 2001. As the Bank matures and develops additional sources of fee income, it is expected that non-interest income will be a major contributor to the overall profitability of the Company.

         Non-Interest Expense. Non-interest expense totaled $1,294,079 for the nine-month period ended September 30, 2002 as compared to $1,180,192 for the same period in 2001. In each period, salary and benefit expense was the largest component: $748,936 and $679,337 in 2002 and 2001, respectively. Non-interest expense totaled $426,711 for the three-month period ended September 30, 2002 as compared to $381,488 for the same period in 2001. In each period, salary and benefit expense was the largest component: $256,382 and $213,569 in 2002 and 2001, respectively. These amounts are in line with projections and are deemed necessary to attract and retain qualified personnel essential to the growth and ultimate profitability of the Bank and the Company.

         Provision for Credit Losses. The provision for credit losses represents the expense recognized to fund the allowance for credit losses. In determining the amount of the provision, the growth and composition of the portfolio and the value and adequacy of the collateral are principal considerations, as well as the loss experience of other banks in our peer group. Consideration is given to the results of examinations and evaluations of the overall portfolio by senior management, external auditors and regulatory examiners. The Company's current policy is to maintain the allowance at approximately 1.25% of total loans.

         At September 30, 2002, the allowance for credit losses stood at $360,359, or 1.21% of outstanding loans. This reserve was built by a monthly expense allocation of $15,000 since inception. Based principally on current economic conditions, perceived asset quality, loan-loss experience of comparable institutions in the Company's market area and a strong capital position, the allowance is believed to be adequate. During the 4th quarter of 2002, management intends to employ a comprehensive review methodology as an additional means to assess the adequacy of the allowance.

         During the quarter ended September 30, 2002, the Bank charged off three commercial loans related to one borrower totaling $47,000 and subsequently recorded a recovery of $2,000. The activity in the allowance for credit losses is shown in the following table:

                                               ALLOWANCE FOR CREDIT LOSSES
                                               ---------------------------

         (Dollars in thousands)         SEPTEMBER 30, 2002    September 30, 2001
                                        ------------------    ------------------

         Balance at beginning of year          $ 270                 $  90
         Provision for credit losses             135                   135
         Loans charged off                       (47)                   --
         Recoveries                                2                    --
                                               -----                 -----
         Balance at end of period              $ 360                 $ 225
                                               =====                 =====



         Additionally, the Bank has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At September 30, 2002, the balance of this reserve was $9,000 and is included in other liabilities. The reserve, based on evaluations of the collectibility of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

2. FINANCIAL CONDITION.

         General. The Company's assets at September 30, 2002 were $41.1 million, an increase of $14.0 million or 51.7%, from December 31, 2001, principally due to increases in the loan and the deposit portfolios. At September 30, 2002, loans totaled $29.8 million, principally commercial term loans and lines of credit ($20.2 million) and real estate secured term loans ($9.6 million). By comparison, at December 31, 2001, loans totaled $20.7 million, principally commercial term loans and lines of credit ($14.5 million) and real estate secured term loans ($6.2 million). At September 30, 2002, deposits totaled $33.0 million, principally money market deposit accounts ($13.5 million), certificates of deposit ($13.2 million) and demand deposits ($5.4 million). By comparison, deposits at December 31, 2001 totaled $18.1 million, principally money market deposit accounts ($7.0 million), certificates of deposits ($7.1 million) and demand deposits ($3.3 million). An allocation of $45,000 as a provision for credit losses was taken during each of the quarters ended September 30, 2002 and 2001, in accordance with the established business plan. There were no non-performing assets at either September 30, 2002 or 2001. Federal funds sold totaled $3.5 million at September 30, 2002 as compared to $750,000 on December 31, 2001. Investments (principally U.S. Treasury securities and Federal Reserve Bank stock) were $5.3 million at September 30, 2002 as compared to $4.2 million on December 31, 2001.

         Loan Portfolio. The following table shows the composition of the loan portfolio at September 30, 2002 and 2001.



                                                     COMPOSITION OF LOAN PORTFOLIO
                                                     -----------------------------

              (Dollars in thousands)
                                             SEPTEMBER 30, 2002              September 30, 2001
                                             ------------------              ------------------


                                         BALANCE       PERCENTAGE        Balance       Percentage
                                                     OF TOTAL LOANS                  of total loans

Commercial                              $ 20,181         67.69%         $ 10,799         63.90%
Real estate - commercial mortgage          9,634         32.31%            6,085         36.01%
Installment loans to individuals              --          0.00%               15          0.09%
                                        --------        ------          --------        ------
Gross loans                               29,815        100.00%           16,899        100.00%
                                                        ======                          ======
Less allowance for credit losses            (360)                           (225)
Less unearned fees                            (9)                            (11)
                                        --------                        --------
Loans, net                              $ 29,445                        $ 16,663
                                        ========                        ========





3. LIQUIDITY AND CAPITAL RESOURCES.

         The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. The Bank's main sources of funding for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits, and the payment for checks drawn upon it. The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions and Federal funds sold. The levels of such assets are dependent on the Bank's lending, investment and operating activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and loan demand, both current and anticipated. At September 30, 2002, the Bank's cash and cash equivalents totaled $5.6 million.

         The Bank may draw on Federal funds borrowing facilities totaling $3.0 million from two financial institutions. At September 30, 2002, no amounts were outstanding under these facilities. The Company believes its levels of liquidity and capital are adequate to conduct the business of the Company and Bank.

         The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At September 30, 2002 and 2001, the Company and the Bank were in full compliance with these guidelines, as follows:



                                                               CAPITAL ADEQUACY RATIOS

                                             SEPTEMBER 30, 2002                        September 30, 2001

                                     COMPANY                   BANK            Company                      Bank

Total Capital
      to risk-weighted Assets         21.57%                  17.25%           39.08%                      30.98%
Tier I Capital
      to risk-weighted Assets         20.32%                  16.00%           37.85%                      29.72%
Tier I Capital
      to average assets               15.59%                  12.34%           27.76%                      22.69%




ITEM 3. CONTROLS AND PROCEDURES.

         Within the ninety days prior to the filing of this report, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors subsequent to the date of the evaluation that could significantly affect those controls.

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

        99(a) Amended and Restated Organizers Agreement (4)
        99(b) Certification of Richard J. Morgan, President and Chief Executive
              Officer
        99(c) Certification of Lamont Thomas, Executive Vice President and Chief
              Financial Officer

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

                           COMMERCEFIRST BANCORP, INC.



         Date:  November 4, 2002         By:   /s/ Richard J. Morgan
                                               ---------------------------------
                                         Richard J. Morgan, President and CEO


         Date:  November 4, 2002         By:   /s/ Lamont Thomas
                                               ---------------------------------
                                         Lamont Thomas, Executive Vice President

                            SECTION 302 CERTIFICATION

I, Richard J. Morgan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CommerceFirst Bancorp, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002                     /s/ Richard J. Morgan
                                           -------------------------------------
                                           President and Chief Executive Officer

                            SECTION 302 CERTIFICATION

I, Lamont Thomas, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CommerceFirst Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 4, 2002      /s/ Lamont Thomas
                            -----------------
                            Executive Vice President and Chief Financial Officer