Form 10KSB
period 2002-12-31
COMMERCEFIRST BANCORP INC
filed 2003-03-19
CIK 1098813

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X]   Annual report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934

For the fiscal year ended December 31, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  _______________ to _______________.

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

Check whether the Issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2002 were approximately $2,244,187.

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of March 3, 2003 was approximately $5,167,000.

As of March 14, 2003, the number of outstanding shares of the Common Stock, $0.01 par value, of CommerceFirst Bancorp, Inc. was 822,250.

Transitional Small Business Disclosure Format  Yes [ ]  No [X].


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

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

         The Bank operates as a community bank alternative to the superregional financial institutions that dominate its primary market area. The cornerstone of the Bank's philosophy is to provide superior, individualized service to its customers. The Bank focuses on relationship banking, providing each customer with a number of services, familiarizing itself with, and addressing itself to, customer needs in a proactive, personalized fashion.

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

         The Bank is developing a loan portfolio consisting primarily of business loans with variable rates and/or short maturities where the cash flow of the borrower is the principal source of debt service with a secondary emphasis on collateral. Real estate loans are made generally for commercial purposes and are structured with fixed rates that adjust in three to five years, with maturities of five to ten years, or with variable rates tied to various external indices and adjusting as the indices change.

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

         The direct lending activities in which the Bank engages each carries the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Federal Reserve Board and general economic conditions, nationally and in the Bank's primary market area, have a significant impact on the Bank's and the Company's results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full in a timely manner, resulting in decreased earnings or losses to the Bank. To the extent the Bank makes fixed rate loans, general increases in interest rates will tend to reduce the Bank's spread as the interest rates the Bank must pay for deposits increase while interest income is flat. Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.

         Deposit services include business and personal checking accounts, NOW accounts, savings accounts, and a tiered Money Market Account basing the payment of interest on balances on deposit. Certificates of Deposits are offered using a tiered rate structure and various maturities. The acceptance of brokered deposits is not a part of the current strategy.

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

EMPLOYEES

         At December 31, 2002 the Bank employed 13 persons on a full time basis, two of whom as senior officers. The Chairman of the Board, an attorney in private practice, devotes considerable time each month to the advancement of the Bank, principally in business development activities. The Company (as distinguished from the Bank) does not have any employees or officers who are not employees or officers of the Bank. None of the Bank's employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program that includes health and dental insurance, a 401(k) plan, and life and long-term disability insurance for substantially all full time employees.

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

         Branching and Interstate Banking. The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act.

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

         Deposit Insurance Premiums. The FDIA establishes a risk based deposit insurance assessment system. Under applicable regulations, deposit premium assessments are determined based upon a matrix formed utilizing capital categories - well capitalized, adequately capitalized and undercapitalized - defined in the same manner as those categories are defined for purposes of
Section 38 of the FDIA. Each of these groups is then divided into three subgroups that reflect varying levels of supervisory concern, from those that are considered healthy to those that are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.04% of insured deposits for well-capitalized institutions having the lowest level of supervisory concern, to 0.31% of insured deposits for undercapitalized institutions having the highest level of supervisory concern. In general, while the Bank Insurance Fund of the FDIC ("BIF") maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required. When the BIF reserve ratio falls below that level, all insured banks would be required to pay premiums.

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

ITEM 3.  LEGAL PROCEEDINGS.

         In the ordinary course of its business, the Company may become involved in routine legal proceedings. At December 31, 2002, there were no pending, or to the knowledge of the Company, threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Market for Common Stock and Dividends. The Company's Common Stock is not traded on any organized exchange or on the Nasdaq National Market or the Nasdaq Small Cap Market. As of December 31, 2002, three market makers made a market in the Common Stock in the over the counter "bulletin board" market under the symbol "CMFB". The Common Stock has traded only sporadically. No assurance can be given that an active or established trading market will develop in the foreseeable future. The following table sets forth the high and low bid prices for the Common Stock during each calendar quarter since the third quarter of 2000, during which the Company's initial public offering of shares was completed. These quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions. These quotations do not necessarily reflect the intrinsic or market values of the Common Stock.

                                     STOCK PRICE TABLE
                                     -----------------

                               2002                2001               2000
                       ---------------------------------------------------------
                         HIGH       LOW      High       Low      High      Low

First Quarter          $ 10.25   $ 10.00   $ 10.00   $ 10.00   $    --   $   --

Second Quarter         $ 10.50   $ 10.15   $ 10.00   $ 10.00   $    --   $   --

Third Quarter          $ 10.75   $  8.56   $ 10.00   $ 10.00   $ 10.50   $ 8.50

Fourth Quarter         $  8.75   $  8.75   $ 10.00   $ 10.00   $ 10.00   $ 7.00

         As of December 31, 2002, there were 822,250 shares of Common Stock outstanding, held by approximately 325 shareholders of record. Additionally, warrants to purchase 123,337 shares of common stock, at an exercise price of $10.00 per share, were granted to the organizers of the Company in connection with the Company's initial offering of shares but have not yet been issued. For additional information regarding the warrants, see Note 12 to the Consolidated Financial Statements.

         Dividends. The Company has not paid any dividends to date. The payment of dividends by the Company will depend largely upon the ability of the Bank, its sole operating business, to declare and pay dividends to the Company, as the principal source of the Company's revenue will initially be from dividends paid by the Bank. Dividends will depend primarily upon the Bank's earnings, financial condition and need for funds, as well as governmental policies and regulations applicable to the Company and the Bank. As anticipated, the Bank has incurred losses during its initial phase of operations, and therefore it is not anticipated that the Bank will pay any dividends to the Company for at least three years. Even if the Bank and the Company have earnings in an amount sufficient to pay dividends, the Board of Directors may determine to retain earnings for the purpose of funding the growth of the Company and the Bank.

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

         Use of Proceeds: On February 22, 2000, the Company's registration statement on Form SB-2 (No. 333-91817) relating to its initial offering of common stock, $.01 par value, was declared effective by the Securities and Exchange Commission, and the offering commenced. On July 22, 2000, the Company's post-effective amendment no. 1 to the Company's registration statement was declared effective by the Securities and Exchange Commission, and the offering was extended to August 18, 2000. On June 29, 2000, subscriptions for 648,450 shares (not including 65,000 shares purchased by organizers in exchange for organizer shares previously issued for an aggregate of $650,000) were accepted and a closing was held with respect to those shares, resulting in net proceeds of $6,484,500. On August 18, 2000, escrow was broken with respect to an additional 99,150 shares, for additional gross proceeds of $991,150. Total proceeds of the offering, including organizer share purchases, were $8,222,500. No person or entity underwrote the Company's offering, which was made through the efforts of the Company's organizing directors and executive officers, with the limited assistance of Koonce Securities, Inc., in order to comply with the securities laws of certain of the states in which the shares were offered. Koonce receive a fee of $15,000 for its services in connection with the offering, and reimbursement of $1,026 for deposit delivery services. A total of $6,500,000 has been contributed through December 31, 2000 to the capital of the Bank for use in its lending and investment activities. An aggregate of $452,354 has been expended by the Bank in renovation and equipping of its main office. Of the remaining proceeds of the offering retained by the Company, $1,000,000 is held in a demand deposit in the Bank and the balance, approximately $230,000, is held in temporary investments in another financial institution.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         This discussion and analysis provides an overview of the financial condition and results of operations of CommerceFirst Bancorp, Inc. (the "Company") and CommerceFirst Bank (the "Bank") for the years 2002 and 2001.

         Forward Looking Statements. Certain information contained in this discussion may include "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company does not undertake to update any forward-looking statements to reflect occurrences or events that may not have been anticipated as of the date of such statements.

         It is intended that this discussion and analysis help the readers in their analysis of the accompanying audited Consolidated Financial Statements.

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

         CommerceFirst Bank was formed to serve the business community of Anne Arundel County, Maryland, and contiguous areas. The accompanying financial information shows total assets of the Company stood at $46.3 million at December 31, 2002.

                              RESULTS OF OPERATIONS

         The Company reported a net loss of $643,298 for the year ended December 31, 2002, as compared to a net loss of $816,645 for the year ended December 31, 2001, and a net loss of $887,851 for the year ended December 31, 2000. The 2002 loss includes an additional provision of $250,000 to the allowance for credit losses recorded as of December 31, 2002 with respect to a single credit; additional details are contained in Provision for Credit Losses and Asset Quality. The losses, excluding the additional provision, were incurred during the organizational and initial operating phases of the Company, and are in line with management's expectations for anticipated losses for a new financial institution. It was expected that the Bank, and as a result the Company, would sustain losses during the development stage period and not show an operating profit for any month for at least twenty-four months after opening for business.

         Total loans outstanding at December 31, 2002 totaled $30.5 million, in comparison to $20.7 million in total loans outstanding at December 31, 2001. The Company ended the year 2002 with deposits and repurchase agreements - all of which management considers core funding - of $40.3 million as compared to $20.8 million at December 31, 2001. As expected, increased lending activity materialized during 2002, as the Bank's presence in the market became more widely known. The business development/lending staff remains very active in contacting new prospects and continues its efforts to increase the Bank's profile and recognition within the community. Management believes that this will translate into continued growth of a portfolio of quality loans and ongoing deposit relationships, although there can be no assurance of this.

         The Bank plans to maintain the allowance for credit losses at an adequate level and ended the year with an allowance of 2.15% of outstanding gross loans. The Bank formally reviews the adequacy of the allowance quarterly; management monitors the adequacy on a monthly basis. During 2002, management developed and refined an adequacy measurement methodology to facilitate the review process; this is discussed in more detail under Provision for Credit Losses. At December 31, 2002, the Company had three non-performing loans totaling $75,000 to one borrower. During the third quarter of 2002, three related commercial credits totaling $47,000 were charged against the allowance for credit losses, partially offset by a recovery of $2,000; in January 2003, an additional recovery of $6,000 was recorded. Finally, as described above, an additional provision of $250,000 was recorded as of December 31, 2002 with respect to a single credit.

Net Interest Income and Net Interest Margin

         Net interest income is the difference between income on assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investments; the expense associated with interest bearing deposits and customer repurchase agreements and other borrowings is the cost of funds. Non-interest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income.

         Net interest income in 2002 was $1,332,634 as compared to $870,292 in 2001 and $359,615 in 2000. The following table shows the average balances and the rates of the various categories of the Company's assets and liabilities for the past three years. The table includes a measurement of spread and margin. Interest spread is the mathematical difference between the average interest yield on interest earning assets and average interest paid on interest bearing liabilities. Interest margin is the net interest yield on interest earning assets and is derived by dividing net interest income by average interest earning assets. Management believes that the interest margin is a better indicator of asset earning results when compared to peer groups or industry standards, particularly in a mature financial institution.

         Net interest margin remained relatively stable at 3.95% in 2002 as compared to 4.19% for the year 2001. Interest spread increased 79 basis points in 2001, from 2.51% to 3.30%, reflecting the redeployment of assets from relatively low yielding investment securities to higher yielding loans - a natural progression of loan growth. As was the case in 2002, the Bank expects that growth in loans in 2003 will have a positive impact on earnings. Accordingly, the Bank intends to maintain a competitive posture in its deposit interest rate offerings to fund the acquisition of those loans.

         The following table provides information to the designated periods with respect to average balances, income and expense and annualized yields and costs associated with various categories of interest earning assets and interest bearing liabilities:

                                                   CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES

(Dollars in thousands)
                                                DECEMBER 31, 2002             December 31, 2001                December 31, 2000
                                                -----------------             -----------------                 -----------------

                                            AVERAGE              YIELD/    Average             Yield/      Average            Yield/
                                            BALANCE  INTEREST     RATE     Balance  Interest    Rate       Balance   Interest  Rate
                                            -------  --------     ----     -------  --------    ----       -------   --------  ----
  ASSETS
  Total loans                              $ 26,398     1,911    7.24%    $ 12,680     1,105   8.71%       $ 1,167      119   10.20%
  Investment securities1/                     4,060       100    2.47%       3,765       160   4.25%           436       26    5.96%
  Federal funds sold                          3,300        58    1.75%       4,314       188   4.36%         4,932      314    6.37%
                                           --------     -----    -----    --------     -----   -----       -------      ---   ------
  TOTAL INTEREST-EARNING
    ASSETS                                 $ 33,758     2,069    6.13%    $ 20,759     1,453   7.00%       $ 6,535      459    7.02%
                                           --------     -----    -----    --------     -----   -----       -------      ---  ------

  Less allowance for credit losses             (346)                          (178)                            (20)
  Cash and due from banks                     1,657                            609                             277
  Premises and equipment, net                   244                            353                             163

  Other assets                                  236                            157                              61
                                           --------                        -------                         -------

    TOTAL ASSETS                           $ 35,549                       $ 21,700                         $ 7,016
                                           ========                       ========                         =======

  LIABILITIES AND STOCK-
      HOLDERS' EQUITY
  Interest-bearing demand deposits           $  764         6    0.81%      $  416         4   0.87%         $  30        -    1.00%
  Money market deposit accounts              11,270       266    2.36%       6,333       232   3.67%         1,180       69    5.85%
  Savings                                       376         6    1.60%          81         2   2.10%            21        1    2.38%
  Certificates of deposit                    10,906       419    3.84%       5,226       322   6.17%           429       30    6.99%
  Repurchase agreements                       2,670        39    1.44%         891        21   2.39%             -        -    0.00%
  Other borrowed funds                           42         1    1.43%          38         1   2.89%             8        -    2.50%
                                           --------     -----    -----    --------     -----   -----       -------      ---   ------
  TOTAL INTEREST-BEARING
       LIABILITIES                         $ 26,028       737     2.83%   $ 12,985       582   4.49%       $ 1,668      100    6.00%
                                           ========     =====    =====    ========     =====   =====       =======      ===   ======

  Non-interest-bearing demand deposits      $ 3,420                        $ 2,186                           $ 322
  Other liabilities                             134
                                                                                76                           1,293
  Stockholders' equity                        5,968                          6,453                           3,733
                                           --------                        -------                         -------
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                   $ 35,549                       $ 21,700                         $ 7,016
                                           ========                       ========                         =======

  Net interest income                                $ 1,332                          $ 871                            $ 360
                                                     =======                          =====                            =====

  Net interest spread                                            3.30%                         2.51%                           1.02%
                                                                 =====                         =====                           =====

  Net interest margin                                            3.95%                         4.19%                           5.49%
                                                                 =====                         =====                           =====


  1/ Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholders' equity.

Rate/Volume Analysis of Net Interest Income

         The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in volume of the asset multiplied by the prior period's rate) and (ii) changes in rates (change in rate multiplied by the current period's volume).

                EFFECT OF RATE AND VOLUME CHANGES ON NET INTEREST INCOME

                                                                     Year ended December 31,
                                                                     ----------------------
                                                                          2002 vs 2001
                                                                          ------------
                                                                                                      DUE TO CHANGE
                                            INTEREST INCOME/EXPENSE        INCREASE                     IN AVERAGE:
                                            -----------------------           OR
                                            2002              2001        (DECREASE)             RATE             VOLUME
                                            ----              ----        ----------             ----             ------
(Dollars in thousands)

Interest earning assets
    Loans                              $   1,911          $   1,105       $    806             $    (390)        $  1,196
    Investment portfolio                     100                160            (60)                  (72)              13
    Federal funds sold                        58                188           (130)                  (86)             (44)
                                       ---------          ---------       --------             ---------         --------

    Totals                             $   2,069          $     460       $    616             $    (548)        $  1,164
                                       =========          =========       ========             =========         ========

Interest bearing liabilities:

    Interest bearing demand deposits   $       6          $       4       $      2             $      (1)        $      3
    Money market deposit accounts            266                232             34                  (147)             181
    Savings deposits                           6                  2              4                    (2)               6
    Certificates of deposit                  419                322             97                  (254)             350
    Repurchase agreements                     39                 21             17                   (25)              43
    Other borrowed funds                       1                  1             (0)                   (1)               0
                                       ---------          ---------       --------             ---------         --------

    Totals                             $     737          $     582       $    154             $    (430)        $    584
                                       =========          =========       ========             =========         ========

                                                                     Year ended December 31,
                                                                          2001 vs 2000
                                                                          ------------

                                                                                                      Due to Change
                                            Interest income/expense        Increase                    in Average:
                                            -----------------------           or
                                            2001              2000        (Decrease)             Rate             Volume
                                            ----                           --------              ----             ------
(Dollars in thousands)
Interest earning assets
    Loans                              $   1,105        $      119       $      986           $   (188)         $  1,174
    Investment portfolio                     160                26              134                (64)              198
    Federal funds sold                       188               314             (126)               (89)              (37)
                                       ---------        ----------       ----------           --------          --------

    Totals                             $   1,453        $      460       $      994           $   (341)         $  1,335
                                       =========        ==========       ==========           =========         ========


Interest bearing liabilities:
    Interest bearing demand deposits   $       4        $       --       $        4           $      --                4
    Money market deposit accounts            232                69              163                (139)             301
    Savings deposits                           2                 1                1                  --                1
    Certificates of deposit                  322                30              292                 (43)             335
    Repurchase agreements                     21                --               21                  --               21
    Other borrowed funds                       1                --                1                  --                1
                                       ---------        ----------       ----------           --------          --------

    Totals                             $     582        $      100       $      482           $    (182)          $  664
                                       =========        ==========       ==========           =========           ======

Provision for Credit Losses

         The provision for credit losses represents the expense recognized to fund the allowance for credit losses. At the conclusion of 2002, the allowance for credit losses stood at $655,359, or 2.15% of outstanding gross loans. Of this amount, general reserves are $269,080 and specific reserves are $386,279; These reserves were built by a monthly expense allocation of $15,000 since inception, less net charge-offs of $45,000 in the third quarter of 2002, and an additional provision of $250,000 as of December 31, 2002 with respect to a single commercial credit.

         During 2002, management devised and refined a comprehensive review methodology to assess the adequacy of the allowance. This methodology permits several different assessments to be made. Currently, principal consideration is accorded the assessment based upon the risk rating assigned to individual credits. Specific provisions reflect the amount of loss estimated to be embedded in the loan, based upon current information about the borrower, other sources of repayment and the realizable value of collateral. Other assessments may be made by general categories of credits and by industry groups (at a number of levels) based upon Standard Industrial Classification codes. The methodology has the flexibility to permit additional evaluation criteria if so desired.

         Risk ratings are assigned to all credits at inception, and are reviewed at least annually. Consideration is given to many different factors: past credit record, capacity to repay, character of borrower, value of collateral, industry standards and overall economic conditions.

         In addition to the above adequacy review, management also considers some bulk measures of adequacy. Specifically, an analysis is made of the entire portfolio, less the government guaranteed portion of SBA loans and those loans secured by cash deposits within the bank. An additional measure compares the gross loan total without consideration of guarantees and/or collateral to the allowance.

         Management considers, in addition to the above, the growth and composition of the portfolio, the loss experience of other banks in our peer group, the results of examinations and evaluations of the overall portfolio by regulatory examiners and by external auditors, and the local, state and national economic outlook. Based principally on current economic conditions, perceived asset quality, loan-loss experience of comparable institutions in the Company's market area and a strong capital position, the allowance is believed to be adequate.

         The activity in the allowance for credit losses is shown in the following table:

                           ALLOWANCE FOR CREDIT LOSSES
                           ---------------------------

(Dollars in thousands)
                                   DECEMBER 31, 2002   DECEMBER 31, 2001   DECEMBER 31, 2000
                                   -----------------   -----------------   -----------------
Balance at beginning of year             $ 270               $  90                $  --
Provision for credit losses                430                 180                   90
Loans charged off                          (47)                 --                   --
Recoveries                                   2                  --                   --
                                         -----               -----                -----
Balance at end of year                   $ 655               $ 270                $  90
                                         =====               =====                =====
Non-interest Income

         Non-interest income is exclusively from Bank operations and represents primarily service charge income and fees on deposit relationships. This source of income totaled $175,046 as compared to $75,702 in 2001 and $9,931 in 2000, as the account base grew. As the Bank matures and develops additional sources of fee income, it is expected that non-interest income will continue to be a significant contributor to the overall profitability of the Company.

Non-interest Expense

         Non-interest expenses of $1,720,978 were incurred in 2002 as compared to $1,582,639 in 2001 and $1,167,397 in 2000. The most significant non-interest expense item is salaries and benefits at $1,006,496 in 2002; the comparable amounts in 2001 and 2000 were $904,450 and $643,347. A breakdown of other non-interest expenses is in the income statement and Note 9 to the Consolidated Financial Statements.

         Non-interest expense does not include legal, filing, and offering expense of the Company and filing and organization expense of the Bank or salaries during the Company's organizational period, start- up supplies and marketing/advertising expense during that period. These costs associated with raising capital, in the amount of $115,266, have been deducted from the proceeds of the offering as reflected in stockholders' equity.

Income taxes

         A valuation allowance has been established for net deferred tax assets relating to all amounts other than unrealized gains/losses on securities available for sale, as the Bank has yet to attain sustained profitability. Operating losses of approximately $2,185,000 are available to offset future taxable income through 2019.

                                  ASSET QUALITY

Loan portfolio

         In its lending activities, the Company seeks to develop sound credits with customers who will grow with the Company. There has not been an effort to rapidly build the portfolio and earnings at the sacrifice of asset quality. Loan growth in 2002 was strong: loans outstanding increased $9.7 million, to $30.5 from $20.8 million.

         At December 31, 2002, the Company had three loans totaling $265,000 delinquent beyond thirty days; there are three loans totaling $75,000 in non-accrual status. At December 31, 2001 and 2000, the Company had no loans delinquent beyond thirty days, and no loans which management considered impaired or which were accounted for on a non-accrual basis, and no troubled debt restructurings. The accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Based upon current economic conditions, the composition of the loan portfolio, loan-loss experience of comparable institutions in the Company's market area, and other factors, an allowance for credit losses has been provided, currently at 2.15% of outstanding gross loans. Based on its knowledge of the portfolio and current economic conditions, management believes that as of December 31, 2002, the allowance is adequate to absorb reasonably anticipated losses.

         The following table shows an analysis of nonperforming assets at the dates indicated:

                        ANALYSIS OF NONPERFORMING ASSETS
                        --------------------------------

       (Dollars in thousands)

                                                 DECEMBER 31, 2002   DECEMBER 31, 2001   DECEMBER 31, 2000
                                                 -----------------   -----------------   -----------------
     Nonaccrual loans
           Commercial                                 $   75              $   --              $   --
     Accrual loans - Past due 90 days or more             --                  --                  --
     Restructured loans                                   --                  --                  --
     Real estate owned                                    --                  --                  --
                                                      ------              ------              ------
           Total nonperforming assets                 $   75              $   --              $   --
                                                      ======              ======              ======

         At December 31, 2002, there was one performing loan in the amount of $749,870 considered to be partially impaired for which the Bank has provided a $250,000 specific reserve in the allowance for credit losses. In addition, at December 31, 2002, there were nine commercial loans totaling $1,562,100, while not considered potential problem loans and generally well secured by collateral and/or Small Business Administration guarantees, which do exhibit characteristics that warrant closer scrutiny and attention to these credits than would otherwise be appropriate. Specific reserves of $136,279 have been allocated to these credits. For these purposes, a "potential problem loan" is defined as a loan which is not included in the past due, nonaccrual or restructured categories but for which known information about possible credit problems causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms.

         The following table sets forth information on the composition of the loan portfolio by type:

                          COMPOSITION OF LOAN PORTFOLIO
                          -----------------------------

    (Dollars in thousands)
                                             DECEMBER 31, 2002       December 31, 2001        December 31, 2000
                                           ---------------------   ----------------------   ---------------------
                                                      PERCENTAGE               Percentage              Percentage
                                                       OF TOTAL                 of total                of total
                                           BALANCE       LOANS     Balance       loans      Balance      loans
                                           -------       -----     -------       -----      -------      -----

    Commercial                             $ 19,978      65.45%    $ 14,497      70.07%     $  3,172     50.97%
    Real estate - commercial mortgage        10,544      34.55%       6,177      29.86%        3,036     48.76%
    Installment loans to individuals             --         --%          14       0.07%           17      0.27%
                                           --------     ------     --------     ------      --------    ------
    Gross loans                            $ 30,522     100.00%      20,688     100.00%        6,225    100.00%
                                                        ======                  ======                  ======
    Less allowance for credit losses           (655)                   (270)                     (90)
    Less unearned fees                          (36)                    (20)                      (7)
                                           --------                --------                 --------
    Loans, net                             $ 29,831                $ 20,398                 $  6,128
                                           ========                ========                 ========

         The following table shows the interest rate sensitivity of the loan portfolio at December 31, 2002. Demand loans, loans without a stated maturity and overdrafts are reported as due in one year or less. At December 31, 2002, the total amount of loans due after one year with fixed rates of interest was approximately $9,867,000. At December 31, 2002, there were no loans due after one year with floating rates of interest.


                   INTEREST RATE SENSITIVITY OF LOAN PORTFOLIO
                   -------------------------------------------

(Dollars in thousands)
                              One Year    After One Year    After Five
                               or Less   Through Five Years    Years     Total
                              --------   ------------------ -----------  -----
Fixed                          $ 5,560       $ 7,829          $ 2,067    15,456
Floating                        15,066            --               --    15,066
                               -------       -------          -------   -------
                               $20,626       $ 7,829          $ 2,067   $30,522
                               =======       =======          =======   =======

Investment securities portfolio

         At December 31, 2002, the carrying value of the Company's investment securities portfolio was $5,092,500, as compared to carrying values of $3,981,946 and $990,200 at December 31, 2001 and 2000, respectively. The before tax unrealized gain on securities available for sale at December 31, 2002 was $86,084 as compared to $171 and $336 at December 31, 2001 and 2000 respectively. The increase in carrying value is a direct result of the purchase of additional U.S. Treasury securities, principally to support the Securities Sold Under Agreement to Repurchase/Sweep Account program that is discussed in greater detail under Liquidity Management. The increase in unrealized gain is attributable to a lengthening of the average maturity of the investment portfolio by the purchase of two-year Treasury Notes during the second quarter of 2002 (as opposed to six-month Treasury Bills) and by the subsequent increase in market value caused by the continued decline in interest rates.

         The Company currently classifies its entire securities portfolio as available for sale. Increases in the portfolio will occur whenever deposit growth outpaces loan demand and the forecast for growth is such that the investment of excess liquidity in investment securities (as opposed to short term investments such as Federal Funds) is warranted. In general, our investment policy is to acquire direct U.S. Treasury securities and fully guaranteed U.S. government agency issues with a remaining maturity of four years or less. As the Company develops its loan portfolio, it anticipates that it will maintain the average maturity of the securities portfolio at two years or less. As the Company and the loan portfolio mature, we will reassess the appropriate composition and maturities of the securities portfolio. In addition, the Bank will purchase Federal Reserve stock in accordance with regulation and expects to maintain a small equity position in stock in a banker's bank to facilitate loan participations.

         The following table provides information regarding the composition of the Company's investment securities portfolio at the dates indicated. See Note 3 to the Consolidated Financial Statements for additional information regarding the investment securities portfolio.

                     COMPOSITION OF THE INVESTMENT PORTFOLIO
                     ---------------------------------------

(Dollars in thousands)
                                DECEMBER 31, 2002    December 31, 2001    December 31, 2000
                                -----------------    -----------------    -----------------
Available for Sale                        PERCENT              Percent              Percent
  (at Estimated Market Value)    BALANCE  OF TOTAL   Balance   of Total   Balance   of Total
                                 -------  --------   -------   --------   -------   --------
U.S. Treasury                    $5,093    96.65%    $3,982     95.45%    $  990     81.89%

Federal Reserve Stock               139     2.65%       153      3.67%       182     15.05%

Corporate equity                     37     0.70%        37      0.89%        37      3.06%
                                 ------   ------     ------    ------     ------    ------
Total                            $5,269   100.00%    $4,172    100.00%    $1,209    100.00%
                                 ======   ======     ======    ======     ======    ======

         The following table sets forth the projected maturities of the U.S. Treasury securities component of the investment securities portfolio as of December 31, 2002 and the average yields:

           PROJECTED MATURITIES OF THE INVESTMENT SECURITIES PORTFOLIO
           -----------------------------------------------------------


(Dollars in thousands)
                                                  After One Year
                    One Year or Less            Through Five Years                  Total
                   -------------------         -------------------         -----------------------
                   Carrying    Average         Carrying    Average         Carrying        Average
                    Value       Yield           Value       Yield           Value           Yield
                   --------    -------         --------    -------         --------        -------
U.S. Treasuries    $    --          --         $ 5,093      2.70%          $ 5,093          2.70%
                   =======     =======         =======      ====           =======          ====

At December 31, 2002, there were no issuers, other than the U.S. Government, whose securities owned by the Company or the Bank had a book or market value exceeding ten percent of the Company's stockholders' equity.

                              LIQUIDITY MANAGEMENT

         Liquidity is a measure of the Bank's ability to meet the demands required for the funding of loans and to meet depositors' requirements for use of their funds. The Bank's principal sources of liquidity are cash balances, due from banks, Federal funds sold and short term securities.

         At December 31, 2002, management considers the liquidity position of the Company and Bank to be satisfactory despite strong loan growth. At year-end 2002, under the Company's liquidity formula, it had $10.5 million of liquidity representing 22.7% of total Company assets. Continued strong growth in deposits will be required to fund loan growth. Accordingly, the Bank intends to maintain a competitive posture in its deposit interest rate offerings. While adequate liquidity is imperative, excess liquidity has the effect of a lower interest margin, as funds not invested in loans are placed in short-term investments that generally carry a lower yield.

         The Bank expects that the principal sources of funds will be core deposits, consisting of demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposit from the local market area. These accounts provide the Bank with a relatively stable source of funds and a source of fee income.

          The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2002.

  CERTIFICATE OF DEPOSIT ($100,000 OR >) MATURITY SCHEDULE AT DECEMBER 31, 2002

(Dollars in thousands)

     Due in:       3 MONTHS OR LESS                       $  4,179
                   OVER 3 MONTHS THROUGH 6 MONTHS              200
                   OVER 6 MONTHS THROUGH 12 MONTHS           3,158
                   OVER 12 MONTHS                            5,115
                                                          --------
                                                          $ 12,651
                                                          ========

         In addition, the Bank offers Securities Sold under Repurchase Agreement/Sweep accounts to its commercial clientele as an effective means of cash management. Although these funds are technically not deposit liabilities, they are nonetheless an ongoing source of core funding and contribute significantly to the Bank's liquidity management. At December 31, 2002, the Bank had $5.3 million in such funding; by comparison, the December 31, 2001 and 2000 totals were $2.7 million and $51 thousand, respectively.

         The Bank participates in the U.S. Treasury Tax & Loan program, facilitating the payment of taxes by its commercial clientele. These funds generally remain at the bank as a non-deposit liability, at interest, until called by the Treasury. At December 31, 2002, the balance outstanding was zero; at December 31, 2001, the balance outstanding was $38 thousand; at December 31, 2000, the balance outstanding was zero.

                          INTEREST RATE RISK MANAGEMENT

         Banks and other financial institutions are dependent upon net interest income, the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities. Changes in interest rates inevitably have an impact on interest income. GAP, a measure of the difference in volume between interest bearing assets and interest bearing liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indicator of the rate sensitivity of the Company. A positive GAP indicates the degree to which the volume of repriceable assets exceeds repriceable liabilities in particular time periods. The Company has a positive GAP of 7.65% out to three months and a cumulative negative GAP of (1.47%) out to twelve months - essentially an evenly balanced position.

         Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels and economic indicators. These factors have been thoroughly discussed with the Board of Directors and management believes that existing strategies are appropriate to current economic and interest rate trends. The GAP is carefully monitored and will be favorably impacted by normal growth in loan assets and by the renewal of maturing certificates at current rates.

                                         GAP ANALYSIS
                                         ------------
(Dollars in thousands)
                                              0-3          4-12           1-3           3-5         Over
                                             Months       Months         Years         Years      5 Years       Total
                                             ------       ------         -----         -----      -------       -----
Interest-earning assets:

    Federal funds sold                    $   8,547     $      --     $       --   $        --   $      --   $   8,547

    Investment securities                        --            --          5,000            --          --       5,000

    Loans                                    19,669           957          3,341         4,488       2,067      30,522
                                          ---------     ---------     ----------   -----------   ---------   ---------

    Total interest-earning assets            28,216           957          8,341         4,488       2,067      44,069
                                          =========     =========     ==========   ===========   =========   =========
Interest-bearing liabilities:

    Money market deposit accounts            15,224            --             --            --          --      15,224

    NOW accounts                              1,093            --             --            --          --       1,093

    Savings                                     236            --             --            --          --         236

    Certificates of deposit                   4,179         3,468          4,708           295          148     12,797

    Repurchase agreements                     5,326            --             --            --           --      5,326
                                          ---------     ---------     ----------   -----------   ---------   ---------
    Total interest-bearing liabilities       26,058         3,468          4,708           295          148  $  34,676
                                          =========     =========     ==========     =========    =========  =========


GAP                                           2,158        (2,511)         3,633         4,193        1,919


CUMULATIVE GAP                            $   2,158     $    (353)     $   3,280     $   7,473    $   9,392
                                          =========     =========     ==========     =========    =========

CUMULATIVE GAP TO CUMULATIVE
    INTEREST-EARNING ASSETS                    7.65%        (1.47%)         8.74%        17.79%       21.31%


ITEM 7. FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
CommerceFirst Bancorp, Inc. and Subsidiary
Annapolis, Maryland

We have audited the accompanying consolidated balance sheets of CommerceFirst Bancorp, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss, and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CommerceFirst Bancorp, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Trice Geary & Myers LLC

Salisbury, Maryland
March 14, 2003

                                  COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------
December 31,                                                                     2002               2001
----------------------------------------------------------------------------------------------------------------
                                                    ASSETS

 Cash and due from banks                                                          $ 1,709,719      $  1,099,419
 Federal funds sold                                                                 8,752,825           994,132
                                                                          --------------------------------------
               Cash and cash equivalents                                           10,462,544         2,093,551
 Investment securities available for sale, at fair value                            5,092,500         3,981,946
 Federal Reserve Bank stock, at cost                                                  139,450           153,050
 Atlantic Central Bankers Bank stock, at cost                                          37,000            37,000
 Loans, less allowance for credit losses
               2002 $655,359; 2001 $270,000                                        29,830,614        20,397,987
 Premises and equipment, at cost, less
               accumulated depreciation                                               176,132           309,733
 Accrued interest receivable                                                          135,781            87,371
 Other assets                                                                         194,290            88,599
                                                                          --------------------------------------

                     TOTAL ASSETS                                                $ 46,068,311     $  27,149,237
                                                                          ======================================

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities:
 Deposits:

               Noninterest-bearing demand                                         $ 5,575,800      $  3,322,996
               Interest-bearing                                                    29,350,254        14,774,178
                                                                          --------------------------------------
                     Total deposits                                                34,926,054        18,097,174
 Securities sold under agreements to repurchase                                     5,325,946         2,713,150
 Short-term borrowings                                                                     --            37,875
 Accrued interest payable on deposits                                                  22,245            15,746
 Other liabilities                                                                    168,190            72,820
                                                                          --------------------------------------
                     TOTAL LIABILITIES                                             40,442,435        20,936,765
                                                                          --------------------------------------

 COMMITMENTS AND CONTINGENCIES

 Stockholders' equity:

 Common stock, par value $.01, authorized 4,000,000 shares;
               822,250 shares issued and outstanding                                    8,223             8,223
 Surplus                                                                            8,099,012         8,099,012
 Accumulated deficit (see Note 2)                                                  (2,538,174)       (1,894,876)

 Accumulated other comprehensive income                                                56,815               113
                                                                          ---------------------------------------
                    TOTAL STOCKHOLDERS' EQUITY                                      5,625,876         6,212,472
                                                                          --------------------------------------

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 46,068,311     $  27,149,237
                                                                          ======================================

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                     COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                    YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

----------------------------------------------------------------------------------------------------------------------
                                                                       2002              2001             2000
---------------------------------------------------------------------------------------------------------------------

INTEREST INCOME ON:

       Loans, including fees                                            $1,911,062      $ 1,104,740       $  119,368
       U.S. Treasury securities                                             90,918          149,265           20,158
       Other investments                                                     9,236           10,442            5,767
       Federal funds sold                                                   57,925          188,340          314,174
                                                                 ----------------------------------------------------
              Total interest income                                      2,069,141        1,452,787          459,467
                                                                 ----------------------------------------------------

INTEREST EXPENSE ON:

       Deposits                                                            697,340          560,062           99,426
       Securities sold under agreements to repurchase                       38,517           21,284              220
       Short-term borrowings                                                   650            1,149              206
                                                                 ---------------------------------------------------
              Total interest expense                                       736,507          582,495           99,852
                                                                 ---------------------------------------------------

              NET INTEREST INCOME                                        1,332,634          870,292          359,615

PROVISION FOR CREDIT LOSSES                                                430,000          180,000           90,000
                                                                 ---------------------------------------------------
              NET INTEREST INCOME AFTER
                 PROVISION FOR CREDIT LOSSES                               902,634          690,292          269,615
                                                                 ---------------------------------------------------

OTHER INCOME:
       Service charges on deposit accounts                                 175,046           75,702            9,931
                                                                 ---------------------------------------------------

OTHER EXPENSES:

       Salaries and employee benefits                                    1,006,496          904,450          643,347
       Legal and professional                                               63,153           75,416           89,929
       Rent and occupancy                                                  194,139          191,315          141,451
       Marketing and business development                                   31,382           40,293           89,192
       Insurance                                                            23,977           21,158           10,658
       Data processing                                                      51,942           41,255            8,865
       Support services                                                     75,990           76,160           42,278
       Office supplies                                                      15,291           19,686           42,146
       Depreciation and amortization                                       133,601          125,883           60,358
       Other expenses                                                      125,007           87,023           39,173
                                                                 ---------------------------------------------------
              Total other expenses                                       1,720,978        1,582,639        1,167,397
                                                                 ---------------------------------------------------

NET LOSS                                                               $ (643,298)     $  (816,645)     $  (887,851)
                                                                 ===================================================

BASIC AND DILUTED LOSSES PER SHARE OF COMMON STOCK                      $   (0.78)      $    (0.99)      $    (1.82)
                                                                 ===================================================

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                  STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                                      Accumulated
                                                        Common                                           Other           Total
                                                         Stock                       Accumulated     Comprehensive   Stockholders'
                                                      (Par Value)       Surplus        Deficit       Income (Loss)       Equity
                                                     ------------------------------------------------------------------------------
Balances, December 31, 1999                           $     325       $   238,872      $  (190,380)     $      --      $  48,817

Comprehensive loss:
    Net loss                                                 --                --         (887,851)            --       (887,851)
    Other Comprehensive income, net of tax:
      Unrealized holding gains on securities
      available for sale arising during the period           --                --               --            206           206
                                                                                                                       --------
Total comprehensive loss                                                                                               (887,645)

    Costs of raising capital during
      development stage                                      --           (29,463)              --             --       (29,463)
    Shares issued                                         7,898         7,889,603               --             --     7,897,501
                                                     ------------------------------------------------------------------------------
Balances, December 31, 2000                               8,223         8,099,012       (1,078,231)           206     7,029,210
                                                     ------------------------------------------------------------------------------

Comprehensive loss:
    Net loss                                                 --                --         (816,645)            --      (816,645)
    Other comprehensive loss, net of tax:
      Unrealized holding losses on securities
      available for sale arising during the period           --                --               --            (93)          (93)
                                                                                                                      -------------
Total comprehensive loss                                                                                               (816,738)
                                                     ------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2001                               8,223         8,099,012       (1,894,876)           113     6,212,472
                                                     ------------------------------------------------------------------------------
COMPREHENSIVE LOSS:
    NET LOSS                                                 --                --         (643,298)            --      (643,298)
    OTHER COMPREHENSIVE INCOME, NET OF TAX:
      UNREALIZED HOLDING GAINS ON SECURITIES
      AVAILABLE FOR SALE ARISING DURING THE PERIOD           --                --               --         56,702        56,702
                                                                                                                      -------------
TOTAL COMPREHENSIVE LOSS                                                                                               (586,596)
                                                     ------------------------------------------------------------------------------

BALANCES, DECEMBER 31, 2002                           $   8,223        $8,099,012      $(2,538,174)    $   56,815   $ 5,625,876
                                                     ==============================================================================

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


--------------------------------------------------------------------------------------------------------------
                                                                 2002                2001           2000
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                   $   (643,298)      $   (816,645)      $  (887,851)
 Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation, amortization and accretion                     107,550            (23,382)           40,200
    Provision for credit losses                                  430,000             180,000           90,000
    Provision for losses on unfunded commitments                  12,000                  --               --
    Change in assets and liabilities:
       Increase in accrued interest receivable                   (48,410)           (39,173)          (48,198)
       Increase in other assets                                 (105,691)           (24,404)          (64,195)
       Increase in accrued interest payable                        6,499                 909           14,837
       Increase (decrease) in other liabilities                   54,159             15,225           (44,432)
                                                          ----------------------------------------------------
           Net cash used by operating activities                (187,191)          (707,470)         (899,639)
                                                          ----------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of available for sale securities                   (8,498,590)        (9,842,646)         (969,706)
 Maturities of available for sale securities                   7,500,000           7,000,000               --
 Purchases of FRB and ACBB stock                                      --                 --          (232,000)
 Proceeds from sale of FRB stock                                  13,600              29,050           12,900
 Increase in loans, net                                       (9,862,627)       (14,450,332)       (6,217,655)
 Purchases of premises and equipment                                  --            (36,603)         (452,359)
                                                          ----------------------------------------------------
          Net cash used by investing activities              (10,847,617)       (17,300,531)       (7,858,820)
                                                          ----------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in noninterest-bearing deposits, net                 2,252,804           2,168,967        1,154,029
 Increase in time deposits, net                               14,576,076           3,291,252       11,482,926
 Increase in securities sold under agreements
     to repurchase, net                                        2,612,796           2,661,466           51,684
 (Decrease) increase in short-term borrowings, net               (37,875)             37,875               --
 Issuance of common stock                                             --                  --        7,897,501
 Costs of raising capital                                             --                 --           (29,463)
                                                          ----------------------------------------------------
          Net cash provided by financing activities           19,403,801           8,159,560       20,556,677
                                                           ---------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               8,368,993          (9,848,441)      11,798,218

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   2,093,551          11,941,992          143,774
                                                          ----------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                       $10,462,544       $   2,093,551      $11,941,992
                                                          ====================================================
SUPPLEMENTAL CASH FLOWS INFORMATION:
 Interest paid                                              $    730,008       $     581,586          $85,015
 Total increase (decrease) in unrealized appreciation
     on available for sale securities                             85,913                (165)             336

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

         The Bank provides financial services to individuals and corporate customers located in Anne Arundel County and surrounding areas of Central Maryland, and is subject to competition from other financial institutions. The Bank is also subject to the regulations of certain Federal and State of Maryland (the "State") agencies and undergoes periodic examinations by those regulatory authorities. The accounting policies of the Bank conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

         Significant accounting policies not disclosed elsewhere in the consolidated financial statements are as follows:

         Principles of Consolidation:

         The consolidated financial statements include the accounts of CommerceFirst Bancorp, Inc. and its subsidiary, CommerceFirst. Intercompany balances and transactions have been eliminated. The Parent Only financial statements (see Note 18) of the Company account for the subsidiary using the equity method of accounting.

         Use of Estimates:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Securities Held to Maturity:

         Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the effective interest rate method over the period to maturity. Securities transferred into held to maturity from the available for sale portfolio are recorded at fair value at time of transfer with unrealized gains or losses reflected in equity and amortized over the remaining life of the security. The Bank has no investment securities classified as held to maturity as of December 31, 2002 and 2001.

         Securities Available for Sale:

         Marketable debt securities not classified as held to maturity are classified as available for sale. Securities available for sale may be sold in response to changes in interest rates, loan demand, changes in prepayment risk, and other factors. Changes in unrealized appreciation (depreciation) on securities available for sale are reported in other comprehensive income. Realized gains (losses) on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. The gains and losses on securities sold are determined by the specific identification method. Premiums and discounts are recognized in interest income using the effective interest rate method over the period to maturity. Additionally, declines in the fair value of individual investment securities below their cost that are other than temporary are reflected as realized losses in the consolidated statements of income.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Other Securities:

         Federal Reserve Bank ("FRB") and Atlantic Central Bankers Bank ("ACBB") stocks are equity interests that do not have readily determinable fair values for purposes of Statement of Financial Accounting Standard ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, because their ownership is restricted and lacks a market.

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

         While management believes it has established the allowance for credit losses in accordance with accounting principles generally accepted in the United States of America and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank's regulators or its economic environment will not require further increases in the allowance.

         Reserve for Unfunded Commitments

         The reserve for unfunded commitments is established through a provision for unfunded commitments charged to other expenses. The reserve is calculated by utilizing the same methodology and factors as the allowance for credit losses. The reserve, based on evaluations of the collectibiltiy of loans and prior loan loss experience, is an amount that management believes will be adequate to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

         Bank Premises and Equipment:

         Bank premises and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the terms of the leases or their estimated useful lives. Expenditures for improvements that extend the life of an asset are capitalized and depreciated over the asset's remaining useful life. Any gains or losses realized on the disposition of premises and equipment are reflected in the consolidated statements of operations. Expenditures for

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS repairs and maintenance are charged to other expenses as incurred. Computer software is recorded at cost and amortized over three years.

         Long-Lived Assets:

         The carrying value of long-lived assets and certain identifiable intangibles is reviewed by the Bank for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2002 and 2001, no long-lived assets existed in which management considered impaired, as prescribed in SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and later superceded by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

         Income Taxes:

         The provision for Federal and State income taxes is based upon the results of operations, adjusted for tax-exempt income. Deferred income taxes are provided by applying enacted statutory tax rates to temporary differences between financial and taxable bases.

         Temporary differences, which give rise to deferred tax assets, relate principally to the allowance for credit losses, accumulated depreciation, and operating loss carryovers.

         Temporary differences, which give rise to deferred tax liabilities, relate principally to accumulated depreciation, net deferred loan costs, and unrealized gains on securities available for sale.

         Securities Sold Under Agreements to Repurchase:

         Securities sold under agreements to repurchase are comprised of customer deposit agreements with daily maturities. These obligations are not federally insured, but are collateralized by a security interest in various investment securities. These pledged securities are segregated and maintained by a third-party institution. The amortized cost of these securities at December 31, 2002 and 2001 was $5,006,416 and $3,782,064, respectively. The fair value of these securities at December 31, 2002 and 2001 was $5,092,500 and $3,782,106, respectively.
         The securities sold under agreements to repurchase were under-collateralized by approximately $320,000 as of December 31, 2002.

         Credit Risk:

         The Bank and Company have deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank and Company had deposits and Federal funds sold of approximately $9,915,000 and $1,873,000 with three and one financial institution(s) as of December 31, 2002 and 2001, respectively.

         Cash and Cash Equivalents:

         The Bank has included cash and due from banks, interest bearing deposits in other financial institutions and Federal funds sold as cash and cash equivalents for the purpose of reporting cash flows.

         Earnings (loss) per common share:

         Basic earnings (loss) per common share is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is calculated including the average dilutive common stock equivalents outstanding during the period, using the treasury stock method, unless they are anti-dilutive. Potential future dilutive common equivalent shares consist of stock warrants.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Financial Statement Presentation:

         Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

NOTE 2. DEVELOPMENT STAGE OPERATIONS

         Through June 30, 2000, the Company devoted substantially all of its efforts towards establishing a new banking business and raising capital, and accordingly, the Company met the criteria defined by SFAS No. 7, Accounting and Reporting by Development Stage Enterprises. The Bank was fully funded and commenced lending and banking operations at the end of the second quarter of 2000 and was no longer considered in the development stage. The Company had a deficit accumulated during the development stage of $432,547 through June 30, 2000.

NOTE 3. INVESTMENT SECURITIES

        Investment securities are summarized as follows:


                                                              Gross           Gross
                                            Amortized      Unrealized       Unrealized        Fair
                                               Cost           Gains           Losses          Value
                                            ---------      ----------       ----------        -----
        DECEMBER 31, 2002
        -----------------
        AVAILABLE FOR SALE:
          U.S. TREASURY (DUE OVER ONE
            TO THREE YEARS)                $ 5,006,416     $    86,084     $         --     $ 5,092,500
                                           ===========     ===========     ============     ===========
        DECEMBER 31, 2001
        -----------------
        Available for sale:
          U.S. Treasury (due within one
            year)                          $ 3,981,775     $       171               --     $ 3,981,946
                                           ===========     ===========     ============     ===========


NOTE 4. LOANS

        Major categories of loans are as follows:


                                                       2002           2001
                                                   -----------    ------------
        Commercial mortgages                       $ 10,543,776   $  6,176,790
        Commercial demand and time                   19,977,922     14,497,045
        Installment                                          --         14,188
                                                   ------------   ------------
                                                     30,521,698     20,688,023
        Unearned income on loans                        (35,725)       (20,036)
                                                   ------------   ------------
                                                     30,485,973     20,667,987
        Allowance for credit losses                    (655,359)      (270,000)
                                                   ------------   ------------
                                                   $ 29,830,614   $ 20,397,987
                                                   ============   ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland. Although the loan portfolio will be diversified, its performance will be influenced by the economy of the region.

        Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At December 31, 2002 and 2001, such loans outstanding totaled $4,458,933 and $4,320,266, respectively. During 2002 and 2001, loan additions were $883,450 and $3,791,000, respectively. During 2002 and 2001, loan repayments were $744,783 and $1,184,156, respectively.


        The allowance for credit losses is as follows:

                                               2000          2001
                                             ---------     ---------
        Balance, beginning of year           $ 270,000     $  90,000
        Provision for credit losses            430,000       180,000
        Recoveries                               2,000            --
        Loans charged off                      (46,641)           --
                                             ---------     ---------
        Balance, end of year                 $ 655,359     $ 270,000
                                             =========     =========

        Subsequent to year-end, management of the Bank determined that an automotive floor plan commercial loan, with a principal balance of $749,870 at December 31, 2002, may not be fully collectible. Based on its assessment of its loss exposure on this loan, an additional $250,000 provision for credit losses has been recorded in the fourth quarter of 2002. All interest on this loan has been paid in accordance with the terms of the loan agreement.

        Loans on which the accrual of interest has been discontinued amounted to $75,000 and $0 at December 31, 2002 and 2001, respectively. Interest that would have been accrued under the terms of these loans totaled $1,582 for the year ended December 31, 2002. The Bank has no commitments to loan additional funds to the borrowers of impaired or non-accrual loans.

        According to management, the Bank has no investments in troubled debt restructurings as of December 31, 2002 and 2001.

NOTE 5. PREMISES AND EQUIPMENT

        A summary of premises and equipment is as follows:

                                                     Useful lives    2002        2001
                                                     ------------  ---------   ---------
        Equipment                                      3-5 years   $ 215,852   $ 215,852
        Furniture and fixtures                          5 years       93,331      93,331
        Leasehold improvements                         4-5 years      38,351      38,351
        Software                                        3 years      148,852     148,852
                                                                   ---------   ---------
                                                                     496,386     496,386
        Accumulated depreciation and amortization                   (320,254)   (186,653)
                                                                   ---------   ---------
                                                                   $ 176,132   $ 309,733
                                                                   =========   =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Depreciation expense was $83,984, $84,400 and $41,650 for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization of software and intangible assets was $49,617, $41,483, and $18,708 for the years ended December 31, 2002, 2001 and 2000, respectively.

         The Company leases a facility to serve as the executive offices for the Company and as the main banking office for the Bank. The facility, which is approximately 8,100 square feet and located in Annapolis, Maryland, is leased by the Company through April 2005, with three five year renewal options, with annual increases of 3%. Total rent expense relating to this agreement was $172,612, $167,444 and $121,094 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 6. DEPOSITS

        Major classifications of interest-bearing deposits are as follows:



                                                             2002              2001
                                                         ------------      ------------
        NOW                                              $  1,092,907      $    385,457
        Money Market                                       15,224,218         6,977,389
        Savings                                               235,941            61,406
        Certificates of Deposit, $100,000 or more          12,651,130         7,062,059
        Other time deposits                                   146,058           287,867
                                                         ------------      ------------
                                                         $ 29,350,254      $ 14,774,178
                                                         ============      ============

        Interest expense on interest-bearing deposits, by category, is as follows:

                                                             2002               2001
                                                         ------------      ------------
        NOW                                              $      6,197      $      3,645
        Money Market                                          266,294           232,324
        Savings                                                 5,978             1,701
        Certificates of Deposit, $100,000 or more             412,541           315,329
        Other time deposits                                     6,330             7,063
                                                         ------------      ------------
                                                         $    697,340      $    560,062
                                                         ============      ============


         At December 31, 2002, the scheduled maturities of time deposits are approximately as follows:

                                                     2002
                                                 ------------
                 2003                            $  7,647,000
                 2004                               4,536,000
                 2005                                 172,000
                 2006                                 147,000
                 2007                                 147,000
         2008 and thereafter                          148,000
                                                 ------------
                                                 $ 12,797,000
                                                 ============




         Deposit and repurchase agreement balances of executive officers and directors and their affiliated interests totaled approximately $8,820,000 and $6,770,000 at December 31, 2002 and 2001, respectively.

         The Bank had no brokered deposits at December 31, 2002 and 2001.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7. SHORT-TERM BORROWINGS

         Notes payable to the U.S. Treasury are Federal treasury tax and loan deposits accepted by the Bank from its customers to be remitted on demand to the Federal Reserve Bank. The Bank pays interest on these balances at a slight discount to the Federal funds rate. The note payable was unsecured and secured by investment securities with an amortized cost of approximately $200,000 at December 31, 2002 and 2001, respectively.

         The Bank has received approval of unsecured credit facilities for short-term liquidity needs from financial institutions of $3,000,000 and $2,000,000 at December 31, 2002 and 2001, respectively. There were no borrowings outstanding under these credit arrangements at December 31, 2002 and 2001.

NOTE 8. INCOME TAXES

         Income taxes included in other liabilities are as follows:


                                                            2002               2001
                                                          ---------         ---------
         Deferred tax assets:
           Accumulated depreciation                       $   8,249         $      --
           Accumulated securities discount accretion             --             7,785
           Allowance for credit losses                      148,826            69,516
           Charitable contributions                             106               222
           Deferred loan fees, net                            2,749                --
           Net operating loss carryforwards                  83,161           644,031
           Reserve for unfunded commitments                   4,634                --
                                                          ---------         ---------
                                                            247,725           741,554
                                                          =========         =========

        Deferred tax liabilities:
           Accumulated depreciation                              --             5,836
           Deferred loan costs, net                              --             5,390
           Net unrealized gains on securities available
            for sale                                         29,269                58
                                                          ---------         ---------
                                                             29,269            11,284
                                                          =========         =========

        Net deferred tax asset                              218,456           730,270
        Valuation allowance                                (247,725)         (730,328)
                                                          ---------         ---------
        Net deferred tax liability                        $ (29,269)        $     (58)
                                                          =========         =========

         A valuation allowance has been established for net deferred tax assets relating to all amounts other than unrealized gains/losses on securities available for sale, as the Bank has yet to attain sustained profitability. Operating losses of approximately $2,185,000 are available to offset future taxable income through 2020.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9. OTHER OPERATING EXPENSES

         Other operating expenses include the following:

                                                            2002         2001          2000
                                                         ---------     ---------     ---------
        Correspondent service charges                    $  10,575     $   1,972     $   1,166
        Courier                                             10,650        10,572         3,400
        Credit reports                                       1,867         9,089         3,751
        Internet charges                                     8,355         3,214            --
        Loan collection expenses                            17,297            --            --
        Loan fees - SBA                                     12,661         3,828            --
        Postage                                             10,314         7,380         3,087
        Repairs and maintenance                              3,783         5,345         2,998
        Provision for losses on unfunded commitment         12,000            --            --
        Telephone                                           10,115        10,381         5,424
        Other                                               27,410        35,242        19,347
                                                         ---------     ---------     ---------
                                                         $ 125,007     $  87,023     $  39,173
                                                         =========     =========     =========

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

         Outstanding loan commitments and unused lines of credit are approximately as follows:


                                                     2002                 2001
                                                 -------------       -------------
        Loan commitments:
          Commercial                             $   3,588,000       $   1,205,000
                                                 =============       =============

        Unused lines of credit
          Commercial lines                       $   5,850,000       $   4,750,000
                                                 =============       ==============

         Loan commitments and lines of credit are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Loan commitments generally have interest rates reflecting current market conditions, fixed expiration dates, and may require payment of a fee. Lines of credit generally have variable interest rates. Some of the loan commitments and lines of credit are expected to expire without being drawn upon; accordingly, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral or other security obtained, if deemed necessary by the Bank upon extension of credit, is based on the Bank's credit evaluation. Collateral held varies but may include deposits held in financial institutions, U.S. Treasury securities, other marketable securities, accounts receivable, inventory, property and equipment, personal residences, income-producing commercial properties, and land under development. Personal guarantees are normally obtained to provide added security for certain commitments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Bank's exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments and lines of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2002, the Bank has accrued $12,000 for unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

         Employment agreements:

         The Company has employment agreements with the Chairman of the Board of Directors, President, and Executive Vice President which expire in 2004.

NOTE 11. STOCKHOLDERS' EQUITY

         Restrictions on dividends:

         Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank's net profits for the current year plus its retained net profits for the preceding two years.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2002 and 2001 the Company and Bank meet all capital adequacy requirements to which it is subject.

         As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A Comparison of capital as of December 31, 2002 and 2001 with minimum requirements is approximately as follows:

                                                                                               TO BE WELL CAPITALIZED
                                                                            FOR CAPITAL              UNDER PROMPT
                                                       ACTUAL            ADEQUACY PURPOSES            PROVISIONS
                                               AMOUNT          RATIO      AMOUNT      RATIO       AMOUNT        RATIO
                                              -----------      -----    -----------   -----    -----------      -----
         As of December 31, 2002
          Total Capital
           (to Risk Weighted Assets)
           Company                            $ 5,698,248       18.9%   $ 2,408,000    8.0%               N/A
           Bank                                 4,712,499       15.7%     2,404,000    8.0%     $ 3,005,000     10.0%

         Tier I Capital
          (to Risk Weighted Assets)
          Company                               5,319,060       17.7%     1,204,000    4.0%               N/A
          Bank                                  4,333,311       14.4%     1,202,000    4.0%       1,803,000      6.0%

         Tier I Capital
          (to Average Assets)
          Company                               5,319,060       12.3%     1,726,000    4.0%               N/A
          Bank                                  4,333,311       10.1%     1,714,000    4.0%       2,143,000      5.0%

         As of December 31, 2001
          Total Capital
           (to Risk Weighted Assets)
           Company                            $ 6,707,000       33.8%   $ 1,588,000    8.0%               N/A
           Bank                                 5,184,000       26.2%     1,582,000    8.0%     $ 1,977,000     10.0%

         Tier I Capital
          (to Risk Weighted Assets)
           Company                              6,460,000       32.5%       794,000    4.0%               N/A
           Bank                                 4,936,000       25.0%       791,000    4.0%       1,186,000      6.0%

         Tier I Capital
          (to Average Assets)
           Company                              6,460,000       24.2%     1,066,000    4.0%               N/A
           Bank                                 4,936,000       19.0%     1,039,000    4.0%       1,298,000      5.0%

NOTE 12. WARRANT AND OPTION PLANS

        The Board of Directors of the Company has adopted a Warrant Plan that will issue non-transferable warrants to each organizer. At December 31, 2002 and 2001, 123,337 shares were obligated but not issued under the plan.

        The plan calls for warrants to vest over three years at a rate of 30%, 30%, and 40%, respectively and entitles each holder thereof to purchase one share of stock. At December 31, 2002, vested warrants totaled 74,002. The exercise price of each warrant is $10 per share and must be exercised, unless earlier called by the Company, not later than 10 years from August 18, 2000. Generally, vested warrants also expire one year following the date that the organizer ceases to be a director of the Bank. Warrants may

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS be called by the Company in the event that a merger, sale, acquisition, share exchange or other similar extraordinary event is approved by the Board of Directors of the Company. Upon call by the Company, warrant holders have 90 days in which to exercise their warrants. If they are not exercised, the Company will pay the warrant holder the difference between the exercise price of the warrant and the fair market value of the stock of the Company at the time of the closing of the transaction. In the event that an applicable Federal or state regulatory authority determine that the Bank's capital fails to meet minimum capital requirements, such regulatory authority may direct the Company to call all outstanding warrants. Any warrants not exercised will be thereafter forfeited. At December 31, 2002, no warrants had been exercised.

        The Board of Directors of the Company also intends to adopt a stock option plan as a performance incentive for the Bank's officers and key employees. The employment contracts, signed by the Chairman of the Board, President, and Executive Vice President, obligates the Company to issue non-transferable stock options in the amount of 2,500, 10,000, and 7,500, respectively, at an exercise price of $10 per share. At December 31, 2002 and 2001, no stock options had been issued by the Company.

NOTE 13. EMPLOYEE BENEFIT PLANS

        The Bank has employee benefit programs that include health and dental insurance, life and long-term and short-term disability insurance and a 401(k) retirement plan under which the Bank made no matching contributions in 2002, but will commence a 50% match of eligible employee contributions up to 6% of base salary in 2003.

NOTE 14. LOSSES PER COMMON SHARE


        Losses per common share are calculated as follows:

                                                                2002              2001            2000
                                                            -----------       -----------     -----------

        Basic
          Net loss                                          $  (643,298)      $  (816,645)    $  (887,851)
          Weighted average common shares outstanding            822,250           822,250         487,763
          Basic net loss per share                          $     (0.78)      $     (0.99)    $     (1.82)

        Diluted losses per share calculations were not applicable for 2002, 2001, and 2000 since consideration of outstanding warrants would have been anti-dilutive.

NOTE 15. RELATED PARTY TRANSACTIONS

        The Bank paid $4,831, $12,670 and $90,370 during the years ended December 31, 2002, 2001 and 2000 respectively, to a computer consulting firm of which a Director is also a principal. Expenditures included computer hardware, software, installation, training, and support services.

        The Bank paid $82,749, $71,827 and $29,038 during the years ended December 31, 2002, 2001 and 2000 respectively, for various group insurance benefits for which a Director will ultimately receive commission compensation.

        The Bank also paid $2,089, $4,968 and $2,115 during the years ended December 31, 2002, 2001 and 2000 respectively, for office supplies to a company of which a Director is also a principal.

        Expenses of approximately $21,267, $5,400, and $61,000 were paid for legal services with a law firm, of which the Chairman of the Board of the Company is a principal, for the years ended December 31, 2002, 2001 and 2000, respectively. All of the above transactions appear to have been consummated on terms equivalent to those that prevail in arms length transactions.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16.  FAIR VALUES OF FINANCIAL INSTRUMENTS

In accordance with the disclosure requirements of SFAS No. 107, the estimated fair value and the related carrying values of the Company's financial instruments are as follows:

                                                                                       2002
                                                                       ---------------------------------
                                                                            CARRYING           FAIR
                                                                             AMOUNT            VALUE
                                                                       ---------------------------------
        FINANCIAL ASSETS
          Cash and due from banks                                       $ 1,684,719         $ 1,684,719
          Interest bearing deposits in other financial institutions         230,500             230,500
          Federal funds sold                                              8,547,325           8,547,325
          Investment securities available for sale, at fair value         5,092,500           5,092,500
          Federal Reserve Bank stock, at cost                               139,450             139,450
          Atlantic Central Bankers Bank stock, at cost                       37,000              37,000
          Loans, less allowance for credit losses                        29,830,614          29,830,614
          Accrued Interest Receivable                                       135,781             135,781

        FINANCIAL LIABILITIES
          Noninterest-bearing demand                                      5,575,800           5,575,800
          Interest-bearing                                               29,350,254          29,350,254
          Securities sold under agreements to repurchase                  5,325,946           5,325,946
          Accrued interest payable on deposits                               22,245              22,245

        For purposes of the disclosures of estimated fair value, the following assumptions were used.

        Loans:

        The fair value of loans is considered to approximate carrying value because of the ability to re-price at short-term intervals.

        Investment securities:

        Estimated fair values are based on quoted market prices.

        Deposits:

        The estimated fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW accounts and money market accounts, is equal to the amount payable on demand at the reporting date (that is, their carrying amounts).

        Other assets and liabilities:

        The estimated fair values for cash and due from banks, interest-bearing deposits in other financial institutions, Federal funds sold and accrued interest receivable and payable are considered to approximate cost because of their short-term nature.

        Other assets and liabilities of the Bank that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. In addition, non-financial instruments typically not recognized in the financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the trained work force, customer goodwill, and similar items.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2002, the FASB issued statements of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities which changes the current practice of accounting for these transactions by changing the timing of the recognition of exit or disposal costs and generally requires such costs to be recognized when the liability is incurred rather than on the date the entity commits to a plan of exit or disposal. It also requires such liabilities to be measured at fair value.

         The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. In management's opinion, the Company and the Bank are currently in compliance with all applicable provisions of this pronouncement.

NOTE 18. PARENT COMPANY FINANCIAL INFORMATION

         The Balance Sheets, Statements of Operations and Statements of Cash Flows for CommerceFirst Bancorp, Inc. (Parent Only) are presented below:

                                    BALANCE SHEETS
        -----------------------------------------------------------------------------
        DECEMBER 31,                                         2002          2001
        -----------------------------------------------------------------------------
                                        ASSETS
        Cash                                             $ 1,230,500    $ 1,269,132
        Investment in CommerceFirst Bank                   4,390,128      4,936,340
        Other Assets                                           5,248          7,000
                                                         -----------    -----------
               TOTAL ASSETS                              $ 5,625,876    $ 6,212,472
                                                         ===========    ===========

                                  STOCKHOLDERS' EQUITY

        Stockholders' equity:
          Common Stock                                   $     8,223    $     8,223
          Surplus                                          8,099,012      8,099,012
          Accumulated deficit                             (2,538,174)    (1,894,876)
          Accumulated other comprehensive income              56,815            113
                                                         -----------    -----------
               TOTAL STOCKHOLDERS' EQUITY                $ 5,625,876    $ 6,212,472
                                                         ===========    ===========




                                       STATEMENTS OF OPERATIONS
                              YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

        ------------------------------------------------------------------------------------------------
                                                                   2002          2001           2000
        ------------------------------------------------------------------------------------------------

        Income                                                  $    3,588    $   45,933    $  115,188
        Expenses                                                   (43,972)      (43,083)     (258,761)
                                                                ----------    ----------    ----------
        (Loss) income before equity in loss of subsidiary          (40,384)        2,850      (143,573)
        Net loss of subsidiary                                    (602,914)     (819,495)     (744,278)
                                                                ----------    ----------    ----------

             NET LOSS                                           $ (643,298)   $ (816,645)   $ (887,851)
                                                                ==========    ==========    ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

        ----------------------------------------------------------------------------------------------------------
                                                                        2002            2001             2000
        ----------------------------------------------------------------------------------------------------------
        CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                $   (643,298)    $   (816,645)    $   (887,851)
          Adjustments to reconcile net loss to net
           cash used by operating activities:
             Decrease (increase) in other assets                         1,752           (4,000)          (3,000)
             Decrease in other liabilities                                  --               --         (101,969)
             Net loss of subsidiary                                    602,914          819,495          744,278
                                                                  ------------     ------------     ------------
           Net cash used by operating activities                       (38,632)          (1,150)        (248,542)
                                                                  ------------     ------------     ------------

        CASH FLOWS FROM INVESTING ACTIVITIES:
          Investment in subsidiary                                          --               --       (6,500,000)
          Proceeds fron sales of premises and equipment                     --               --            7,012
                                                                  ------------     ------------     ------------

           Net cash used by investing activities                            --               --       (6,492,988)
                                                                  ------------     ------------     ------------

        CASH FLOWS FROM FINANCING ACTIVITIES:
          Issuance of common stock                                          --               --        7,897,501
          Costs of raising capital                                          --               --          (29,463)
                                                                  ------------     ------------     ------------

          Net cash provided by financing activities                         --               --        7,868,038
                                                                  ------------     ------------     ------------

        (DECREASE) INCREASE IN CASH                                    (38,632)          (1,150)       1,126,508

        CASH, BEGINNING OF YEAR                                      1,269,132        1,270,282          143,774
                                                                  ------------     ------------     ------------

        CASH, END OF YEAR                                         $  1,230,500     $  1,269,132     $  1,270,282
                                                                  ============     ============     ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                  2002                                                      Three Months ended,
        ---------------------------------------------------------------------------------------------------------
           (Dollars in thousands
           except per share amounts)                  December 31      September 30       June 30      March 31
        ---------------------------------------------------------------------------------------------------------

        Interest income                                 $   603          $   567         $   481      $   417
        Interest expense                                    210              200             168          158
        Net interest income                                 394              367             313          259
        Provision for credit losses                         295               45              45           45
        Net loss                                            266               60             142          175
        Net loss per share (basic and diluted)          $ (0.33)         $ (0.07)        $ (0.17)     $ (0.21)

                  2001                                                      Three Months ended,
        ---------------------------------------------------------------------------------------------------------
           (Dollars in thousands
           except per share amounts)                  December 31      September 30       June 30      March 31
        ---------------------------------------------------------------------------------------------------------

        Interest income                                 $   421          $   411         $   309      $   312
        Interest expense                                    159              165             126          132
        Net interest income                                 262              246             183          180
        Provision for credit losses                          45               45              45           45
        Net loss                                            162              164             251          240
        Net loss per share (basic and diluted)          $ (0.20)         $ (0.20)        $ (0.30)     $ (0.29)

                  2000                                                      Three Months ended,
        ---------------------------------------------------------------------------------------------------------
           (Dollars in thousands
           except per share amounts)                  December 31      September 30       June 30      March 31
        ---------------------------------------------------------------------------------------------------------

        Interest income                                 $   243          $   133         $    75      $     9
        Interest expense                                     81               19              --           --
        Net interest income                                 162              114              75            9
        Provision for credit losses                          45               45              --           --
        Net loss                                            305              341              85          174
        Net loss per share (basic and diluted)          $ (0.27)         $ (0.43)        $ (0.30)     $ (3.21)

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

     Milton D. Jernigan, II. Mr. Jernigan, 48, an attorney engaged in private practice since 1982, is a co-founder and is a co-managing principal of the law firm of McNamee, Hosea, Jernigan, Kim, Greenan & Walker, P.A. Mr. Jernigan is the Resident Principal-in-Charge of the firm's Annapolis office. Mr. Jernigan's practice areas have included corporate, business, real estate, tax, banking and regulatory law and he has represented numerous businesses, companies and their owners in various corporate, real estate, tax and planning matters. Since 1984, Mr. Jernigan's practice has included representing banks and bank holding companies in organization, capital formation, mergers and acquisitions, general business, lending and other matters, including matters before the Federal Deposit Insurance Corporation, the Federal Reserve Board, the Federal Reserve Bank of Richmond, the Federal Reserve Bank of Cleveland, the Office of the Comptroller of the Currency, the Maryland State Bank Commissioner, the Securities and Exchange Commission and the Maryland State Securities Commissioner. In 1989 Mr. Jernigan was one of the founding organizers and members of the Board of Directors of the former Commerce Bank in College Park, Maryland. Mr. Jernigan served as General Counsel to Commerce Bank from its organization until its acquisition by MainStreet BankGroup in December 1997. MainStreet BankGroup was subsequently acquired by BB&T Corporation in 1999. Commerce Bank's operations continue today as a part of BB&T Bank. From 1989 until 1993, Mr. Jernigan served as a member of the Board of Directors of Commerce Bank and served on its Executive, Loan, Compensation and Strategic Planning Committees. Mr. Jernigan is a resident of Annapolis, Maryland and is active in local chambers of commerce, service and civic organizations, including serving on the Board of Directors of the Annapolis and Anne Arundel County Chamber of Commerce and the Board of Trustees of the Anne Arundel County Bar Association. Mr. Jernigan is a founding organizer of the Company and its bank subsidiary and is a member of the Board of Directors of the Company, where he serves as Chairman of the Board. Mr. Jernigan also serves as a member of and as Chairman of the Board of Directors of CommerceFirst Bank, as a member and Chairman of the Executive Committee of the Board of CommerceFirst Bank and as a member of the Loan and Compensation Committees of the Bank. Mr. Jernigan's current term as director of the Company expires in 2005.

         Alvin R. Maier. Mr. Maier, 69, a private investor, until his retirement in 2001 was engaged in the business of manufacturing and selling building supplies as President of Ernest Maier, Inc. Mr. Maier had been a corporate officer of Ernest Maier, Inc. since 1955. Mr. Maier was one of the original organizers and directors of Commerce Bank. Mr. Maier served as Chairman of the Board of Commerce Bank (and following its acquisition by MainStreet) from 1989 until the acquisition of MainStreet by BB&T Corporation in 1999; he served on the bank's Executive, Loan, Compensation and Strategic Planning Committees. A Korean War veteran, Mr. Maier is a resident of Anne Arundel County and is active in several local service and civic organizations, including Rotary International in which he has a 32-year perfect attendance record. Mr. Maier is a founding organizer of the Company and a member of the Board of Directors of the Company and the Bank. Mr. Maier's current term as director of the Company expires in 2003.

         Richard J. Morgan. Mr. Morgan, 55, until joining the Company and the Bank, was involved as a cabinet level officer in the County Executive Administration, in the management of economic and community development programs, focusing on marketing, project and financial management, throughout Anne Arundel County as President and Chief Executive Officer of Anne Arundel Economic Development Corporation ("AAEDC"), a position he held since 1997. Mr. Morgan was awarded the 2002 Business Leader of the Year by both the Annapolis & Anne Arundel County Chamber of Commerce and the Anne Arundel County Entrepreneur's Exchange; the Service Excellence Award by the Anne Arundel Trade Council in 1998 and County Business Leader of the Year in 1994. From 1990 to 1997, Mr. Morgan served as President and Chief Executive Officer of Annapolis National Bank. Under Mr. Morgan's leadership, Annapolis National Bank became a successful, well-capitalized and profitable commercial bank and earned an "Outstanding" CRA rating. Annapolis National Bank became one of Maryland's top five SBA lenders and Mr. Morgan was selected as the SBA's Financial Services Leader of the Year for the State of Maryland in 1994. Mr. Morgan's has also served as Chief Financial Officer and Group Vice President of the Toddson Company, Inc.; Chief Financial Officer and Group Vice President of the Phillips Corporation; Regional Vice President and Loan Officer of Maryland National Bank and served in commercial lending roles with Marine Midland Bank in New York from 1970 to 1977. At Maryland National Bank, he was responsible for building the commercial loan portfolio in the Washington suburban market from zero to $150 million. Mr. Morgan has over 30 years of banking and financial management experience and has served on numerous boards, commissions and community service groups in Annapolis and Anne Arundel County including as Board member of the Anne Arundel Medical Center; Board member and Chair of United Way of Anne Arundel County; Board and Executive Committee of the Annapolis and Anne Arundel Chamber of Commerce (formerly Trade Council) and Chair of the Chambers Economic Development Committee; State of Maryland's Neighborhood Revitalization Loan Committee; and the Treasurer and member of the Executive Committee of the Maryland Economic Development Association; Board and Executive Committee of the Anne Arundel Community College Foundation; Board member and Chair for Executive Leadership Program for Leadership Anne Arundel. Mr. Morgan is a founding organizer of the Company and a member of the Board of Directors of the Company and the Bank. Mr. Morgan's current term as director of the Company expires in 2003.

         Lamont Thomas. Mr. Thomas, 62, until joining the Company and the Bank, served as the Executive Vice President and Treasurer (chief operating and financial officer) of Commerce Bank in College Park, Maryland from September 1989 until July 1999. Mr. Thomas was one of the original organizers and directors of Commerce Bank and served as a director until MainStreet's acquisition by BB&T in 1999. As a director, Mr. Thomas served on Commerce Bank's Executive, Asset/Liability and Strategic Planning Committees. From 1976 until the organization of Commerce Bank, Mr. Thomas managed numerous corporate functions of Citizens Bank of Maryland, a then $1.8 billion commercial bank with a 100-plus-branch network in the Washington D.C. area. As Vice President and Treasurer, Mr. Thomas was also responsible for liaison with the Federal Deposit Insurance Corporation and the Maryland State Banking Department. Mr. Thomas is a founding organizer of the Company and a member of the Board of Directors of the Company and the Bank. Mr. Thomas's current term as director of the Company expires in 2004.

         Edward B. Howlin, Jr. Mr. Howlin, 66, is the Chairman and Chief Executive Officer of Howlin Realty Management, Inc., a real estate holding, management and development firm, and of Edward B. Howlin, Inc., a management and holding company, and of its subsidiary companies, Dunkirk Supply, Inc. and Howlin Concrete, Inc. In addition to real estate management and development, the Howlin companies construct residential subdivisions and design, manufacture and sell construction components, systems and supplies to various commercial, residential and government projects primarily in Southern Maryland. Mr. Howlin is a founding organizer of the Company and a member of the Board of Directors of the Company and the Bank. Mr. Howlin's current term as director of the Company expires in 2004.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth a comprehensive overview of the compensation for all executive officers of the Company who received total salary and bonus of $100,000 or more during the fiscal years ended December 31, 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                      Long-term
                                                                                    Compensation
                                                       Annual Compensation              Awards
                                                  -----------------------------   ------------------
                                                                                      Securities           All Other
        Name and Principal Position               Year       Salary       Bonus   Underlying Options     Compenstion(s)
        ---------------------------               ----       ------       -----   ------------------     --------------

        Richard J. Morgan                         2002      $135,000        $0             0(1)             $6,928(2)
        President and Chief Executive             2001      $125,000        $0             0                $6,696(3)
        Officer of the Company and                2000      $145,539        $0             0                $3,706(4)
        the Bank


        Lamont Thomas                             2002      $130,000        $0             0(5)             $7,473(6)
        Executive Vice President and              2001      $120,000        $0             0                $7,117(7)
        Chief Operating Officer of the            2000      $137,797        $0             0                $4,127(8)
        Company and the Bank

        --------------------------------------
        (1) Mr. Morgan is entitled to receive options to purchase 10,000 shares of Common Stock, which have not yet been granted.
        (2) Represents insurance premium of $948 and car allowance of $5,980.
        (3) Represents insurance premium of $716 and car allowance of $5,980.
        (4) Represents insurance premium of $716 and car allowance of $2,990.
        (5) Mr. Thomas is entitled to receive options to purchase 7,500 shares of Common Stock, which have not yet been granted.
        (6) Represents insurance premium of $1,493 and car allowance of $5,980.
        (7) Represents insurance premium of $1,137 and car allowance of $5,980.
        (8) Represents insurance premium of $1,137 and car allowance of $2,990.

         Employment Agreements. Mr. Morgan and Mr. Thomas each has an employment agreement with the Company pursuant to which they serve as President and Chief Executive Officer of the Bank, and Executive Vice President and Chief Operating Officer of the Bank, respectively.

         President's Employment Agreement. Under his employment agreement, Mr. Morgan is entitled to receive a 2003 base salary of $140,000, a term life insurance policy in the amount of $300,000, and options (which have not yet been issued) to purchase 10,000 shares of common stock at an exercise price of $10.00 per share. Mr. Morgan is also entitled to receive bonuses and additional grants of options as determined by the Board of Directors, and to participate in all other health, welfare, benefit, stock, option and bonus plans, if any, generally available to officers or employees of the Company. Mr. Morgan is also entitled to the use of a leased vehicle or a comparable vehicle allowance. The term of Mr. Morgan's employment agreement expires on August 2, 2004 unless sooner terminated. If the agreement is terminated by the Company without cause, the Company will continue to pay Mr. Morgan his annual compensation and benefits as severance compensation for a period of 12 months. In the event of any change in control (as defined) of the Company, Mr. Morgan may continue his employment, execute a new employment agreement on mutually agreeable terms or resign his employment. In the event that Mr. Morgan resigns or is terminated within 12 months of the change in control, Mr. Morgan will be entitled to the sum of twice the base salary and bonuses paid to him during the 12 months immediately preceding the change in control.

         Executive Vice President's Employment Agreement. Under his employment agreement, Mr. Thomas is entitled to receive a 2003 base salary of $135,000, a term life insurance policy in the amount of $200,000, and options (which have not yet been issued) to purchase 7,500 shares of common stock at an exercise price of $10.00 per share. Mr. Thomas is also entitled to receive bonuses and additional grants of options as determined by the Board of Directors, and to participate in all other health, welfare, benefit, stock, option and bonus plans, if any, generally available to officers or employees of the Company. Mr. Thomas is also entitled to the use of a leased vehicle or a comparable vehicle allowance. The term of Mr. Thomas' employment agreement expires on August 1, 2004 unless sooner terminated. If the agreement is terminated by the Company without cause, the Company will continue to pay Mr. Thomas his annual compensation and benefits as severance compensation for a period of 12 months. In the event of any change in control (as defined) of the Company, Mr. Thomas may continue his employment, execute a new employment agreement on mutually agreeable terms or resign his employment. In the event that Mr. Thomas resigns or is terminated within 12 months of the change in control, Mr. Thomas will be entitled to the sum of twice the base salary and bonuses paid to him during the 12 months immediately preceding the change in control.

         Employee Benefit Plans. The Bank provides a benefit program that includes health and dental insurance, life and long term and short-term disability insurance and a 401(k) plan under which the Company made no matching contributions in 2002 but will commence a 50% match of eligible employee contributions up to 6% of base salary in 2003.

DIRECTOR COMPENSATION

          Directors of the Company and Bank did not receive compensation for membership on the Board or attendance at Board or committee meetings in 2001; however, such compensation may be considered at some future date. Under his employment agreement with the Company, Mr. Jernigan is entitled to receive $34,500 in 2003 for service as Chairman of the Boards of Directors of the Company and the Bank, a term life insurance policy in the amount of $100,000, and options (which have not yet been issued) to purchase 2,500 shares of common stock at an exercise price of $10.00 per share. He is also entitled to receive cash bonuses and additional grants of options as determined by the Board of Directors. The term of Mr. Jernigan's employment agreement expired on July 14, 2002; that contract has been extended to expire on July 14, 2004 unless sooner terminated, with no other change in terms. If the agreement is terminated by the Company without cause, the Company will continue to pay his annual compensation and benefits as severance compensation for a period of 12 months. In the event of any change in control (as defined) of the Company, Mr. Jernigan may continue his employment, execute a new employment agreement on mutually agreeable terms or resign his employment. In the event that Mr. Jernigan resigns or is terminated within 12 months of the change in control, Mr. Jernigan will be entitled to the sum of twice the base salary and bonuses paid to him during the 12 months immediately preceding the change in control.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  The following table sets forth certain information as of December 31, 2002 concerning the number and percentage of shares of the Company's Common Stock beneficially owned by its directors, nominee for director, executive officers the compensation of which is disclosed herein, and by its directors and all executive officers as a group, as well as information regarding each other person known by the Company to own in excess of 5% of the outstanding Common Stock. Except as otherwise indicated, all shares are owned directly, and the named person possesses sole voting and sole investment power with respect to all such shares. Except as set forth below, the Company knows of no other person or persons, who beneficially own in excess of 5% of the Company's Common Stock. Further, the Company is not aware of any arrangement that at a subsequent date may result in a change of control of the Company.

                                                 Security Ownership Table

Name                             Age     Position                        Number of Shares    Percentage(1)
----------------------------------------------------------------------------------------------------------
Milton J. Jernigan II            48      Chairman of the Board of the             26,600(2)        3.24%
                                         Company and the Bank

Alvin R. Maier                   69      Vice Chairman and Treasurer              78,100(3)        9.50%
                                         of the Company; Vice Chairman
                                         of the Bank

Richard J. Morgan                55      President and CEO of the                  7,000(4)        0.85%
                                         Company and the Bank

Lamont Thomas                    62      Executive Vice President of the          20,000(5)        2.43%
                                         Company and the Bank; Treasurer
                                         of the Bank

Edward B. Howlin, Jr.            66      Director of the Company and             100,000(6)       12.16%
                                         the Bank                                -------          ------

All directors and executive officers of
the Company as a group (5 persons)                                               231,700          28.18%
                                                                                 ========         ======

---------------------------------

1 Represents percentage of 822,250 shares issued and outstanding as of March 1, 2003. At March 1, 2003 there were no outstanding options or warrants that were exercisable within 60 days of March 1, 2003.
2 Does not include warrants to purchase 8,876 shares at an exercise price of $10.00 per share or options to purchase 2,500 shares, also at an exercise price of $10.00 per share; neither the warrants nor the options have been physically issued.
3 Does not include warrants to purchase 16,965 shares at an exercise price of $10.00 per share; the warrants have not been physically issued.
4 Does not include warrants to purchase 6,072 shares at an exercise price of $10.00 per shares or options to purchase 10,000 shares also at an exercise price of $10.00 per share; neither the warrants nor the options have been physically issued.
5 Does not include warrants to purchase 8,125 shares at an exercise price of $10.00 per share or options to purchase 7,500 shares, also at an exercise price of $10.00 per share; neither the warrants nor the options have been physically issued.
6 Does not include warrants to purchase 20,320 shares at an exercise price of $10.00 per share, the warrants have not been physically issued.


         Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth information regarding outstanding options and other rights to purchase common stock under the Company's compensation plans.

                                          Equity Compensation Plan Information
                                                                                                           Number of securities
                                                                                                         remaining available for
                                                                                                       future issuance under equity
                               Number of securities to be issued     Weighted average exercise              compensation plans
                                  upon exercise of outstanding       price of outstanding options,        (excluding securities
Plan Category                     options warrants and rights             warrants and rights             reflected in column (a)
----------------------------------------------------------------------------------------------------------------------------------
                                               (a)                          (b)                                      (c)

Equity compensation plans approved by
security holders(1)                             0                           N/A                                       0
Equity compensation plans not approved by
security holders                                0(1)                        (1)                                    143,337(1)
                                          ----------------------------------------------------------------------------------------
              Total                             0(1)                        (1)                                    143,337(1)
                                          ========================================================================================

(1) Column (c) includes, and column (a) does not reflect, 123,337 shares of common stock subject to issuance upon the exercise of warrants issuable to organizers of the Company and Bank under the Organizer's Agreement and related Warrant Plan, which provided for the issuance of warrants to purchase an aggregate of 15% of the number of shares sold in the Company's initial registered offering of shares of its common stock to organizers. The warrants, which have not been physically issued as of the date hereof, but to which the organizers are entitled, vested over a three-year period, ending in August 2003, and have a term ending in August 2010. The warrants are subject to call by the Company upon the occurrence of certain events, and are subject to mandatory exercise or forfeiture upon certain regulatory events. Column (c) also includes, and column (a) does not reflect, options to purchase 20,000 shares of common stock at an exercise price of $10.00 per share issuable to certain officers of the Company under their employment agreements, described in response to Item 10 hereof. No additional options are required to be issued under the employment agreements.

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

         The maximum aggregate amount of loans during 2002 to officers, directors and their related interests amounted to $ 4,902,562, representing approximately 83.4% of the Company's total shareholders' equity at December 31, 2002. In the opinion of the Board of Directors, the terms of these loans are no less favorable to the Bank than terms of the loans from the Bank to unaffiliated parties. On December 31, 2002, the aggregate amount of loans outstanding to officers, directors or their related interests was $4,458,933. At the time each loan was made, management believed that the loan involved no more than the normal risk of collectibility and did not present other unfavorable features. None of such loans were classified as Substandard, Doubtful or Loss.

         During 2002, the Bank paid a computer consulting firm of which Mr. Watson, a director of the Bank, is a principal, $4,831 for software support and related services; and in 2001, $12,670 for software support and related services. During 2002, the Company and the Bank paid the law firm of which Mr. Jernigan, the Chairman of the Board of Directors, is a principal, $21,267 for legal services; and in 2001, $5,400 for legal services. During 2002, the Bank paid $82,749 for various group insurance benefits for which Mr. Watts, a director of the Bank, will ultimately received commission compensation; and in 2001, $71,827 for similar services. During 2002, the Bank paid a printing company of which Mr. Shenk, a director of the Bank, is a principal, $2,089 for office supplies; and in 2001, and $4,968 for similar supplies. The Company and Bank believe that the terms of these transactions were at least as favorable to the Company and Bank as could have been obtained from unaffiliated parties.

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

--------------------

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

(3)    (B) REPORTS ON FORM 8-K

       No reports on Form 8-K were filed during the fourth quarter of 2002.

ITEM 14.  CONTROLS AND PROCEDURES

         Within the ninety days prior to the filing of this report, the Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors subsequent to the date of the evaluation that would significantly affect those controls.

                                   SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMMERCEFIRST BANCORP, INC


March 18, 2003                          By: /s/ Richard J. Morgan,
                                            -----------------------------------
                                            Richard J. Morgan, President and CEO

         In accordance with the Exchange report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            NAME                                   POSITION                          DATE



 /s/ Milton. D. Jernigan           Chairman of the Board of Directors of the        March 18, 2003
--------------------------------             Company and the Bank
Milton D. Jernigan II



 /s/ Alvin R. Maier                Vice Chairman of the Board of Directors          March 18, 2003
--------------------------------   of the Company and the Bank; Treasurer of
Alvin R. Maier                                   the Company




 /s/ Richard J. Morgan             Director, President and CEO of the               March 18, 2003
--------------------------------          Company and the Bank
Richard J. Morgan




 /s/ Lamont Thomas                 Director and Executive Vice President of the     March 18, 2003
--------------------------------       Company and the Bank; Treasurer of
Lamont Thomas                                     the Bank



 /s/ Edward B. Howlin, Jr.
--------------------------------   Director of the Company and the Bank             March 18, 2003
Edward B. Howlin, Jr.


                            SECTION 302 CERTIFICATION

I, Richard J. Morgan, President and Chief Executive Officer of CommerceFirst Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of CommerceFirst Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 18, 2003                       /s/ Richard J. Morgan
                                           ------------------------------
                                           Richard J. Morgan
                                           President and Chief Executive Officer

                            SECTION 302 CERTIFICATION

I, Lamont Thomas, Executive Vice President and Chief Financial Officer of CommerceFirst Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of CommerceFirst Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003                         /s/ Lamont Thomas
                                             ----------------------------------
                                             Lamont Thomas
                                             Executive Vice President
                                             Chief Financial Officer