Form 10QSB
period 2003-03-31
COMMERCEFIRST BANCORP INC
filed 2003-04-29
CIK 1098813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------


                        Commission File Number 333-91817
                      ------------------------------------

                          CommerceFirst Bancorp, Inc.
                      ------------------------------------
               (Exact name of issuer as specified in its charter)

             Maryland                                      52-2180744
-------------------------------                      ---------------------
(State of other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


1804 West Street, Suite 200, Annapolis MD                     21401
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                  410-280-6695
                ------------------------------------------------
                (Issuer's telephone number, including area code)



              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         As of April 29, 2003, there were 822,250 shares of the issuer's common stock, $0.01 par value, outstanding.

         Transitional Small Business Disclosure Format:   Yes [ ]     No [X]

                           CommerceFirst Bancorp, Inc.

                                   FORM 10-QSB

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION                                           PAGE(S)
                                                                         -------

   Item 1 - Financial Statements

     Consolidated Balance Sheets - March 31, 2003 (Unaudited)                 1
       and December 31, 2002 (Audited)

      Consolidated Statements of Operations                                   2
           o    Three-month period ended March 31, 2003 (Unaudited)
           o    Three-month period ended March 31, 2002 (Unaudited)

     Consolidated Statements of Comprehensive Income (Loss)                   3
           o    Three-month period ended March 31, 2003 (Unaudited)
           o    Three-month period ended March 31, 2002 (Unaudited)

     Consolidated Statements of Cash Flows                                    4
           o Three-month period ended March 31, 2003 (Unaudited)
           o Three-month period ended March 31, 2002 (Unaudited)

     Notes to Consolidated Financial Statements                             5-6

Item 2 - Management's Discussion and Analysis of Financial Condition       7-11
           and Results of Operations

Item 3 - Controls and Procedures                                             12


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
Item 2 - Changes in Securities and Use of Proceeds
Item 3 - Default upon Senior Securities
Item 4 - Submission of Matters to a Vote of Security Holders
Item 5 - Other Information
Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002


      ASSETS                                          MARCH 31, 2003           DECEMBER 31, 2002
                                                       (UNAUDITED)                 (AUDITED)

Cash and due from banks                                $  3,970,767              $  1,709,719
Federal funds sold                                        6,493,142                 8,752,825
                                                       ------------              ------------
            Cash and cash equivalents                    10,463,909                10,462,544
Investment securities available-for-sale,
     at fair value                                        7,106,240                 5,092,500
Federal Reserve Bank stock, at cost                         139,450                   139,450
Atlantic Central Bankers Bank stock, at cost                 37,000                    37,000
Loans, less allowance for credit losses
    of $707,359 (2003) and $655,359 (2002)               32,861,446                29,830,614
Premises and equipment, at cost, less
      accumulated depreciation                              147,774                   176,132
Accrued interest receivable                                 171,221                   135,781
Other assets                                                108,531                   194,290
                                                       ------------              ------------
            TOTAL ASSETS                               $ 51,035,571              $ 46,068,311
                                                       ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
   Noninterest-bearing demand                          $  6,033,966              $  5,575,800
   Interest-bearing                                      30,491,495                29,350,254
                                                       ------------              ------------
            Total deposits                               36,525,461                34,926,054
Securities sold under agreements to repurchase            8,665,124                 5,325,946
Accrued interest payable on deposits                         19,473                    22,245
Other liabilities                                           184,733                   168,190
                                                       ------------              ------------
            TOTAL LIABILITIES                            45,394,790                40,442,435
                                                       ------------              ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, par value $.01, authorized 4,000,000
      shares; issued and outstanding 822,250 shares;          8,223                     8,223
Surplus                                                   8,099,012                 8,099,012
Accumulated deficit (see Note 2)                         (2,512,682)               (2,538,174)
Accumulated other comprehensive income/(loss)                46,229                    56,815
                                                       ------------              ------------
            TOTAL STOCKHOLDERS' EQUITY                    5,640,781                 5,625,876
                                                       ------------              ------------

            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                   $ 51,035,571              $ 46,068,311
                                                       ============              ============



The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                               THREE MONTHS           Three Months
                                                                   ENDED                  Ended
                                                              MARCH 31, 2003         March 31, 2002
                                                                (UNAUDITED)            (Unaudited)

INTEREST INCOME ON:
     Commercial and industrial loans, including fees            $ 338,494               $ 256,900
     Installment loans, including fees                                 --                     376
     Real estate secured loans, including fees                    203,351                 129,201
     U.S. Treasury securities                                      46,512                  17,283
     Federal Reserve Bank stock                                     2,732                   2,245
     Federal funds sold                                            10,384                  11,232
                                                                ---------               ---------
              Total interest income                               601,473                 417,237
                                                                ---------               ---------
INTEREST EXPENSE ON:
     Deposits                                                     137,891                 146,443
     Securities sold under agreements to repurchase                11,862                  11,011
     Short-term borrowings                                             --                     396
                                                                ---------               ---------
               Total interest expense                             149,753                 157,850
                                                                ---------               ---------
                 NET INTEREST INCOME                              451,720                 259,387
                                                                ---------               ---------
PROVISION FOR CREDIT LOSSES                                        45,000                  45,000
                                                                ---------               ---------
                 NET INTEREST INCOME AFTER
                    PROVISION FOR CREDIT LOSSES                   406,720                 214,387
                                                                ---------               ---------
OTHER INCOME:

     Service charges                                               79,687                  29,052
                                                                ---------               ---------
OTHER EXPENSES:
     Salaries and benefits                                        265,987                 239,029
     Legal and professional                                        23,621                  22,397
     Rent and occupancy                                            47,912                  46,878
     Marketing and business development                             5,813                   4,694
     Insurance                                                      6,276                   5,715
     Data processing                                               12,636                  11,878
     Support services                                              22,401                  21,784
     Depreciation and amortization                                 33,011                  33,401
     Other expenses                                                43,257                  32,525
                                                                ---------               ---------
                 Total other expenses                             460,914                 418,301
                                                                ---------               ---------
INCOME (LOSS) BEFORE INCOME TAX                                    25,492                (174,863)
FEDERAL AND STATE INCOME TAX EXPENSE                                   --                      --
NET INCOME (LOSS)                                               $  25,492               $(174,863)
                                                                =========               =========

BASIC AND DILUTED INCOME (LOSS) PER SHARE
     OF COMMON STOCK                                            $    0.03               $   (0.21)
                                                                =========               =========
WEIGHTED AVERAGE SHARES OF
     COMMON STOCK OUTSTANDING                                     822,250                 822,250
                                                                =========               =========


The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002



                                                          THREE MONTHS            Three Months
                                                              ENDED                  Ended
                                                         MARCH 31, 2003          March 31, 2002
                                                           (UNAUDITED)             (Unaudited)

Net income (loss)                                          $  25,492                $(174,863)

Other comprehensive income (loss), net of tax:

    Unrealized holding gain (loss) on securities
    available-for-sale during the period                     (10,586)                  (1,451)
                                                           ---------                ---------

Comprehensive income (loss)                                $  14,906                $(176,314)
                                                           =========                =========





The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002



                                                                                    THREE MONTHS         Three Months
                                                                                       ENDED                 Ended
                                                                                   MARCH 31, 2003        March 31, 2002
                                                                                    (UNAUDITED)           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income (loss)                                                        $     25,492         $   (174,863)
           Adjustments to reconcile net income (loss) to net cash
           provided (used) by operating activities:
                  Depreciation, amortization and accretion                                35,730               16,119
                  Provision for credit losses
                                                                                          45,000               45,000
                  Provision for losses on unfunded commitments                             1,500                3,000
                  Change in assets and liabilities:
                  Increase in accrued interest receivable                                (35,440)             (15,938)
                  Decrease (increase) in other assets                                     85,758              (90,004)
                  Increase (decrease) in accrued interest payable                         (2,772)               2,350
                  Increase in other liabilities                                           20,498               46,481
                                                                                    ------------         ------------

                  Net cash provided (used) by operating activities                       175,766             (167,854)
                                                                                    ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of available-for-sale securities                                 (2,032,500)          (1,991,542)
           Maturities of available-for-sale securities                                        --            2,000,000
           Proceeds from sale of FRB stock                                                    --                4,950
           Increase in loans, net                                                     (3,075,833)          (1,887,424)
           Purchases of premises and equipment                                            (4,653)                  --
                                                                                    ------------         ------------

                  Net cash used by investing activities                               (5,112,986)          (1,874,015)
                                                                                    ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Decrease in noninterest-bearing deposits, net                                (541,834)            (923,713)
           Increase in time deposits, net                                              1,141,240            4,715,156
           Increase in securities sold under agreements to repurchase, net             3,339,178              125,657
           Increase in short-term borrowings, net                                             --              147,124
                                                                                    ------------         ------------

                  Net cash provided by financing activities                            3,938,584            4,064,224
                                                                                    ------------         ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (998,637)           2,022,354

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        11,462,546            3,093,551
                                                                                    ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 10,463,909         $  5,115,905
                                                                                    ============         ============

Supplemental Cash Flow Information:
           Interest payments                                                        $    152,526         $    155,500
                                                                                    ------------         ------------
           Income tax payments                                                                --                   --
                                                                                    ------------         ------------
           Total decrease in unrealized depreciation
               on available-for-sale securities                                          (16,040)              (2,198)
                                                                                    ------------         ------------



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

         The financial data at December 31, 2002 are derived from audited consolidated financial statements that are included in the Company's Annual Report for the year ended December 31, 2002. The financial data at March 31, 2003 and 2002 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.

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

         Accounting Policies:

         There have been no changes in accounting policies used by the Company during the quarter ended March 31, 2003.

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

NOTE 3. NET INCOME (LOSS) PER COMMON SHARE

         Net income and loss per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. There are no common stock equivalents resulting from dilutive stock options.

    NOTE 4. RELATED PARTY TRANSACTIONS

         The Company paid $4,151 during the first quarter of 2003 for legal expenses to a law firm of which the Chairman of the Board of the Company and the Bank is also a principal.

         The Company paid $9,041 during the first quarter of 2003 for support services to a computer-consulting firm of which a Director of the Bank is also a principal.

         The Company also paid $21,746 during the first quarter of 2003 for various group insurance benefits for which a Director of the Bank will ultimately receive commission compensation.

         The Company also paid $1,444 during the first quarter of 2003 for office supplies to a printing firm of which a Director of the Bank is also a principal.

         Executive officers, directors and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At March 31, 2003 the amounts of such loans outstanding were $4,448,614.

         Deposit balances of executive officers, directors and their affiliated interests totaled $7,177,996 at March 31, 2003. Affiliated interests of directors also held $151,677 in securities sold under agreements to repurchase at March 31, 2003.

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

              Outstanding unused lines of credit as of March 31, 2003 are as follows:

                           Loan commitments:
                                    Commercial                $3,750,000
                           Unused lines of credit:
                                    Commercial lines          $5,965,809

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

1. RESULTS OF OPERATIONS.

     General. The Company reported a net profit of $25,492 for the three-month period ended March 31, 2003, as compared to a net loss of $174,863 for the three-month period ended March 31, 2002. These results are attributed exclusively to the results of operations of the Bank and are in line with management's expectations. The Bank achieved month-to-month profitability in January 2003 and maintained that status throughout the quarter ending March 31, 2003.

     Net Interest Income. Net interest income is the difference between interest earned on various assets (principally loans and investments) and interest expense incurred to attract and retain deposits (principally money market deposit accounts and certificates of deposit) and other funding (principally repurchase agreements) used to support those assets. Additional sources of funding include capital and non-interest-bearing demand deposits, and, to a lesser extent, NOW accounts and savings accounts. The net interest income for the three-month period ended March 31, 2003 was $451,720, as compared to $259,387 for the same period in 2002. Total interest income for the three-month period ended March 31, 2003 was $601,473, as compared to $417,237 for the same period in 2002. Total interest expenses for the comparable periods in 2003 and 2002 were $149,753 and $157,850, respectively. The increase in interest income is primarily the result of increased balances of earning assets. The improvement in the yield on the investment portfolio is attributable to the extension of the average maturity to slightly over two years as compared to less than six months, and to an increase in average balance.

     The following table shows the average balances and the rates of the various categories of the Company's assets and liabilities. The table includes a measurement of spread and margin. Interest spread is the mathematical difference between the average interest earned on interest earning assets and interest paid on interest bearing liabilities. Interest margin represents the net interest yield on interest earning assets and is derived by dividing net interest income by average interest earning assets. In a mature financial institution the interest margin gives a reader a better indication of asset earning results when compared to peer groups or industry standards. Nonperforming loans are included in average balances in the following table.

                 CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
                 -----------------------------------------------

(Dollars in thousands)



                                                                 MARCH 31, 2003                        MARCH 31, 2002
                                                                 --------------                        --------------

                                                    AVERAGE                        YIELD/    AVERAGE                        YIELD/
                                                    BALANCE        INTEREST         RATE     BALANCE        INTEREST         RATE
                                                    -------        --------         ----     -------        --------         ----
     ASSETS
     Total loans(1)                                 $31,860           542           6.90%    $21,504           386           7.28%

     Investment securities(2)                         7,034            49           2.83%      4,168            20           1.95%
     Federal funds sold                               3,596            10           1.13%      2,751            11           1.62%
                                                    -------         -----           ----     -------         -----           ----
     TOTAL INTEREST-EARNING
          ASSETS                                    $42,490           601           5.74%    $28,423           417           5.95%
                                                    -------         -----           ----     -------         -----           ----

    Less allowance for credit losses                   (682)                                    (288)
    Cash and due from banks                           1,466                                      886
    Premises and equipment, net                         165                                      296
    Other assets                                        374                                      176
                                                    -------                                  -------
         TOTAL ASSETS                               $43,813                                  $29,493
                                                    =======                                  =======

    LIABILITIES AND STOCK-
        HOLDERS' EQUITY
    Interest-bearing demand deposits                $   577             1           0.48%    $   422             1           0.96%
    Money market deposit accounts                    13,643            43           1.28%      9,046            63           2.81%
    Savings                                             219             0           0.89%         73             0           1.78%
    Certificates of deposit                          12,642            94           3.00%      7,729            83           4.33%
    Repurchase agreements                             5,530            12           0.87%      2,835            11           1.57%
    Other borrowed funds                                  0             0           0.00%        109             0           1.47%
                                                    -------         -----           ----     -------         -----           ----

    TOTAL INTEREST-BEARING
         LIABILITIES                                $32,611           150           1.86%    $20,214           158           3.17%
                                                    -------         -----           ----     -------         -----           ----

    Non-interest-bearing demand deposits            $ 5,365                                  $ 3,031
    Other liabilities                                   197                                       99
    Stockholders' equity                              5,640                                    6,149
                                                    -------                                  -------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                       $43,813                                  $29,493
                                                    =======                                  =======

    Net interest income                                             $ 451                                    $ 259
                                                                    =====                                    =====

    Net interest spread                                                             3.88%                                    2.78%
                                                                                    ====                                     ====

    Net interest margin                                                             4.31%                                    3.70%
                                                                                    ====                                     ====


    (1) Interest income on loans includes net fees of $9,620 in 2003 and $3,319 in 2002.
    (2) Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholders' equity.

     Non-Interest Income. Non-interest income principally consists of deposit account services charges. For the three-month period ended March 31, 2003, such charges amounted to $79,687 as compared to $29,052 for the same period in 2002. As the Bank develops additional sources of fee income, it is expected that non-interest income will continue to be a significant contributor to the overall profitability of the Company, although there can be no assurance of this.

     Non-Interest Expense. Non-interest expense totaled $460,914 for the three-month period ended March 31, 2003 as compared to $418,301 for the same period in 2002. In each period, salary and benefit expense was the largest component: $265,987 and $239,029 in 2003 and 2002, respectively. These amounts are in line with projections and are deemed necessary to attract and retain qualified personnel essential to the growth and continued profitability of the Bank and the Company.

     Provision for Credit Losses. The provision for credit losses represents the expense recognized to fund the allowance for credit losses. At March 31, 2003, the allowance for credit losses stood at $707,359, or 2.1% of outstanding gross loans. Of this amount, general reserves are $248,448 and specific reserves are $458,911.

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

     In addition to the above adequacy review, management also considers some bulk measures of adequacy. Specifically, an analysis is made of the entire portfolio, less the government guaranteed portion of SBA loans and those loans secured by cash deposits within the bank. An additional measure compares the gross loan total without consideration of guarantees and/or collateral to the allowance. Management also considers the growth and composition of the portfolio, the loss experience of other banks in our peer group, the results of examinations and evaluations of the overall portfolio by regulatory examiners and by external auditors, and the local, state and national economic outlook. Based principally on current economic conditions, perceived asset quality, loan-loss experience of comparable institutions in the Company's market area and a strong capital position, the allowance is believed to be adequate.

     The activity in the allowance for credit losses is shown in the following table:

                           Allowance for credit losses
                           ---------------------------
(Dollars in thousands)
                                       March 31, 2003            March 31, 2002
                                       --------------            --------------

Balance at beginning of year              $ 655                      $ 270
Provision for credit losses                  45                         45
Loans charged off                            --                         --
Recoveries                                    7                         --
                                          -----                      -----
Balance at end of period                  $ 707                      $ 315
                                          =====                      =====

     Additionally, the Bank has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At March 31, 2003, the balance of this reserve was $13,500. The reserve, based on evaluations of the collectibility of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

     Asset Quality. In its lending activities, the Bank seeks to develop sound credits with customers who will grow with the Bank. There has not been an effort to rapidly build the portfolio and earnings at the sacrifice of asset quality. At the same time, the extension of credit inevitably carries some risk of non-payment (see Provision for Credit Losses).

     At March 31, 2003, the Bank had no loans delinquent beyond thirty days. However, there were four loans totaling approximately $822,000 in non-accrual status. One loan in the amount of $747,470 was considered to be partially impaired but accruing at December 31, 2002, and the Bank provided a $250,000 specific reserve in the allowance for credit losses for this loan as of yearend 2002. Evidence of non-compliance with the repayment terms of the loan during the first quarter of 2003 resulted in reclassification of this loan as non-accrual and in repossession of collateral. No additional provision has been made as a result of the reclassification. Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more

     The following table shows an analysis of nonperforming assets at the dates indicated:

                        Analysis of nonperforming assets
                        --------------------------------

         (Dollars in thousands)

                                            March 31, 2003    December 31, 2002
                                            --------------    -----------------

     Nonaccrual loans
      Commercial                                $  822                $ 75
     Accrual loans - Past due 90 days or more       --                  --
     Restructured loans                             --                  --
     Real estate owned                              --                  --
                                                ------                ----
      Total nonperforming assets                $  822                $ 75
                                                ======                ====

     In addition, at March 31, 2003, there were two related commercial loans totaling $355,656 considered to be potential problem loans. Specific reserves of $35,566 have been allocated for these loans. For these purposes, a "potential problem loan" is defined as a loan which is not included in the past due, non-accrual or restructured categories but for which known information about possible credit problems causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms.

     Finally, at March 31, 2003, there were six commercial loans totaling $947,088, while not considered potential problem loans and generally well secured by collateral and/or Small Business Administration guarantees, which do exhibit characteristics that warrant closer scrutiny and attention to these credits than would otherwise be appropriate. Specific reserves of $165,840 have been allocated to these credits.

2. FINANCIAL CONDITION.

     General. The Company's assets at March 31, 2003 were $51.0 million, an increase of $4.9 million or 10.6%, from December 31, 2002, principally due to increases in the loan and the investment portfolios, funded by increases in the core funding portfolios. At March 31, 2003, gross loans totaled $33.6 million, principally commercial term loans and lines of credit ($22.0 million) and real estate secured term loans ($11.6 million). By comparison, at December 31, 2002, loans totaled $30.5 million, principally commercial term loans and lines of credit ($20.0 million) and real estate secured term loans ($10.5 million). At March 31, 2003, deposits totaled $36.5 million, principally money market deposit accounts ($15.3 million), certificates of deposit ($12.4 million) and demand deposits ($7.0 million). By comparison, deposits at December 31, 2002 totaled $34.9 million, principally money market deposit accounts ($15.2 million), certificates of deposits ($12.8 million) and demand deposits ($5.6 million). A significant additional funding source is provided by the securities sold under agreement to repurchase program. At March 31, 2003, balances in this program totaled $8.7 million in comparison to $5.3 million at December 31, 2003. On March 31, 2003 and on December 31, 2002 respectively, non-performing assets of approximately $822,000 and $75,000 were in non-accrual status. Federal funds sold totaled $6.5 million at March 31, 2003 as compared to $8.8 million on December 31, 2002. Investments (principally U.S. Treasury securities and Federal Reserve Bank stock) were $7.3 million at March 31, 2003 as compared to $5.3 million at December 31, 2002.

     Loan Portfolio. The composition of the loan portfolio by category is shown in the following table:

                          COMPOSITION OF LOAN PORTFOLIO
                          -----------------------------

(Dollars in thousands)


                                                MARCH 31, 2003                  DECEMBER 31, 2002
                                          -------------------------        --------------------------
                                           BALANCE       PERCENTAGE        BALANCE         PERCENTAGE
                                                          OF TOTAL                          OF TOTAL
                                                            LOANS                             LOANS

Commercial                                $ 21,998          65.47%         $ 19,978           65.45%
Real estate - commercial mortgage           11,603          34.53%           10,544           34.55%
Installment loans to individuals                --           0.00%               --            0.00%
                                          --------         ------          --------          ------
Gross loans                                 33,601         100.00%           30,522          100.00%
                                                           ------                            ------

Less allowance for credit losses              (707)                            (655)
Less unearned fees                             (32)                             (36)
                                          --------                         --------
Loans, net                                $ 32,861                         $ 29,831
                                          ========                         ========



3. LIQUIDITY AND CAPITAL RESOURCES.

     The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. The Bank's principal sources of funds for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits, and the payment for checks drawn upon it. The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions and Federal funds sold. The levels of such assets are dependent on the Bank's lending, investment and operating activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and loan demand, both current and anticipated. At March 31, 2003, the Bank's cash and cash equivalents totaled $10.2 million.

     The Bank may draw upon $3.0 million Federal funds borrowing facilities from other financial institutions. At March 31, 2003, no amounts were outstanding under this facility. The Company believes its levels of liquidity and capital are adequate to conduct the business of the Company and Bank.

     The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At March 31, 2003, the Bank was in full compliance with these guidelines, as follows:

                             CAPITAL ADEQUACY RATIOS
                             -----------------------


                                              MARCH 31, 2003                          December 31, 2002
                                              --------------                          -----------------

                                       COMPANY          BANK              Company          Bank
     Total Capital
         to risk-weighted Assets        18.6%           14.8%              18.9%           15.7%
     Tier I Capital
         to risk-weighted Assets        17.3%           13.5%              17.7%           14.4%
     Tier I Capital
         to average assets              12.8%           10.0%              12.3%           10.1%


ITEM 3 - CONTROLS AND PROCEDURES

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

                                       COMMERCEFIRST BANCORP, INC.

Date:  April 29, 2003                By: /s/ Richard J. Morgan
                                         -------------------------------------
                                     Richard J. Morgan, President & CEO



Date:  April 29, 2003                By: /s/ Lamont Thomas
                                         ---------------------------------------
                                         Lamont Thomas, Executive Vice President

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


Date: April 29, 2003                       /s/ Richard J. Morgan
                                           -------------------------------------
                                           President and Chief Executive Officer

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

Date: April 29, 2003        /s/ Lamont Thomas
                            ----------------------------------------------------
                            Executive Vice President and Chief Financial Officer