Form 10QSB
period 2003-06-30
COMMERCEFIRST BANCORP INC
filed 2003-08-05
CIK 1098813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                    to
                                 ------------------    ---------------------

                        Commission File Number 333-91817
                        --------------------------------

                           COMMERCEFIRST BANCORP, INC.
               --------------------------------------------------
               (Exact name of issuer as specified in its charter)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         As of August 1, 2003, there were 822,250 shares of the issuer's common stock, $0.01 par value, outstanding.

         Transitional Small Business Disclosure Format:       Yes      No  X
                                                                   ---    ---

                           COMMERCEFIRST BANCORP, INC.

                                   FORM 10-QSB

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION

                                                                         PAGE(S)
                                                                         -------
   Item 1 - Financial Statements

     Consolidated Balance Sheets - June 30, 2003(Unaudited)                  3
       and December 31, 2002 (Audited)

      Consolidated Statements of Operations                                  4
           o Three- and six-month periods ended June 30, 2003 (Unaudited)
           o Three- and six-month periods ended June 30, 2002 (Unaudited)

     Consolidated Statements of Comprehensive Income (Loss)                  5
           o Three- and six-month periods ended June 30, 2003 (Unaudited)
           o Three- and six-month periods ended June 30, 2002 (Unaudited)

     Consolidated Statements of Cash Flows                                   6
           o Six-month period ended June 30, 2003 (Unaudited)
           o Six-month period ended June 30, 2002 (Unaudited)

     Notes to Consolidated Financial Statements                            7-8

Item 2 - Management's Discussion and Analysis of Financial Condition      9-14
           and Results of Operations

PART II - OTHER INFORMATION                                                 14

Item 1 - Legal Proceedings                                                  14

Item 2 - Changes in Securities and Use of Proceeds                          14

Item 3 - Default upon Senior Securities                                     14

Item 4 - Submission of Matters to a Vote of Security Holders                15

Item 5 - Other Information                                                  15

Item 6 - Exhibits and Reports on Form 8-K                                   15

                                   SIGNATURES
                                   FORM 10-QSB

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

ASSETS                                                   JUNE 30, 2003    December 31, 2002
                                                          (UNAUDITED)         (Audited)
Cash and due from banks                                  $  3,321,249       $  1,709,719
Federal funds sold                                          5,393,760          8,752,825
                                                         ------------       ------------
            Cash and cash equivalents                       8,715,009         10,462,544
Investment securities available-for-sale,
     at fair value                                          7,190,641          5,092,500
Federal Reserve Bank stock, at cost                           132,450            139,450
Atlantic Central Bankers Bank stock, at cost                   37,000             37,000
Loans, less allowance for credit losses
    of $533,859 (2003) and $655,359 (2002)                 32,130,476         29,830,614
Premises and equipment, at cost, less
      accumulated depreciation                                119,539            176,132
Accrued interest receivable                                   174,114            135,781
Other assets                                                  232,456            194,290
                                                         ------------       ------------
            TOTAL ASSETS                                 $ 48,731,685       $ 46,068,311
                                                         ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
   Noninterest-bearing demand                            $  7,329,747       $  5,575,800
   Interest-bearing                                        30,209,238         29,350,254
                                                         ------------       ------------
            Total deposits                                 37,538,985         34,926,054
Securities sold under agreements to repurchase              5,255,364          5,325,946
Accrued interest payable on deposits                           17,202             22,245
Other liabilities                                             238,220            168,190
                                                         ------------       ------------
            TOTAL LIABILITIES                              43,049,771         40,442,435
                                                         ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, par value $.01, authorized 4,000,000
      shares; issued and outstanding 822,250 shares             8,223              8,223
Surplus                                                     8,099,012          8,099,012
Accumulated deficit (see Note 2)                           (2,499,130)        (2,538,174)
Accumulated other comprehensive income                        103,810             56,815
                                                         ------------       ------------
            TOTAL STOCKHOLDERS' EQUITY                      5,711,914          5,625,876
                                                         ------------       ------------

            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                     $ 48,761,685       $ 46,068,311
                                                         ============       ============

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS                       SIX MONTHS
                                                                     ENDED                             ENDED
                                                        JUNE 30, 2003    June 30, 2002    JUNE 30, 2003   June 30, 2002
                                                         (UNAUDITED)      (Unaudited)      (UNAUDITED)     (Unaudited)
INTEREST INCOME ON:
     Commercial and industrial loans, including fees      $  344,646      $  311,171       $  683,140      $  568,071
     Installment loans, including fees                            --             360               --             736
     Real estate secured loans, including fees               224,468         142,502          427,819         271,703
     U.S. Treasury securities                                 48,473          13,871           94,985          31,154
     Other investments                                         1,995           2,183            4,727           4,428
     Federal funds sold                                       13,309          11,349           23,694          22,581
                                                          ----------      ----------       ----------      ----------
              Total interest income                          632,891         481,436        1,234,364         898,673
                                                          ----------      ----------       ----------      ----------
INTEREST EXPENSE ON:
     Deposits                                                133,017         161,134          270,908         307,577
     Securities sold under agreements to repurchase           13,305           6,831           25,167          17,842
     Short-term borrowings                                        --             249               --             645
                                                          ----------      ----------       ----------      ----------
               Total interest expense                        146,322         168,214          296,075         326,064
                                                          ----------      ----------       ----------      ----------
                 NET INTEREST INCOME                         486,569         313,222          938,289         572,609
                                                          ----------      ----------       ----------      ----------
PROVISION FOR CREDIT LOSSES                                   75,000          45,000          120,000          90,000
                                                          ----------      ----------       ----------      ----------
                 NET INTEREST INCOME AFTER
                    PROVISION FOR CREDIT LOSSES              411,569         268,222          818,289         482,609
                                                          ----------      ----------       ----------      ----------
OTHER INCOME:
     Service charges                                          86,128          38,568          165,815          67,620
                                                          ----------      ----------       ----------      ----------
OTHER EXPENSES:
     Salaries and benefits                                   279,414         253,525          545,401         492,554
     Legal and professional                                   21,110          22,055           44,731          44,452
     Loan collection expenses                                 16,474           6,168           19,032           6,168
     Rent and occupancy                                       48,964          48,592           96,876          95,470
     Marketing and business development                        7,129           5,705           12,942          10,399
     Data processing                                          12,296          13,784           24,932          25,662
     Insurance                                                 6,269           5,710           12,545          11,425
     Support services                                         25,441          24,395           47,842          47,306
     Depreciation and amortization                            33,957          33,401           66,968          66,803
     Office supplies                                           4,518           5,834           12,438           9,691
     Other expenses                                           28,574          29,896           61,352          57,437
                                                          ----------      ----------       ----------      ----------
                 Total other expenses                        484,146         449,065          945,060         867,368
                                                          ----------      ----------       ----------      ----------
INCOME (LOSS) BEFORE INCOME TAX                               13,551        (142,275)          39,044        (317,138)
FEDERAL AND STATE INCOME TAX EXPENSE                              --              --               --              --
                                                          ----------      ----------       ----------      ----------
NET INCOME (LOSS)                                         $   13,551      $ (142,275)      $   39,044      $ (317,138)
                                                          ==========      ==========       ==========      ==========

BASIC AND DILUTED INCOME (LOSS) PER SHARE
     OF COMMON STOCK                                      $     0.02      $    (0.17)      $     0.05      $    (0.39)
                                                          ==========      ==========       ==========      ==========
WEIGHTED AVERAGE SHARES OF
     COMMON STOCK OUTSTANDING                                822,250         822,250          822,250         822,250
                                                          ==========      ==========       ==========      ==========

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
        FOR THE THREE AND SIX MONTH PERIODS ENDING JUNE 30, 2003 AND 2002

                                                     THREE MONTHS                    SIX MONTHS
                                                         ENDED                          ENDED
                                             JUNE 30, 2003  June 30, 2002   JUNE 30, 2003   June 30, 2002
                                              (UNAUDITED)    (Unaudited)      (UNAUDITED)    (Unaudited)
Net income (loss)                              $  13,551      $(142,275)      $  39,044      $(317,138)

Other comprehensive income, net of tax:

    Unrealized holding gain on securities
    available-for-sale during the period          57,581          1,664          46,995            214
                                               ---------      ---------       ---------      ---------

Comprehensive income (loss)                    $  71,132      $(140,611)      $  86,039      $(316,924)
                                               =========      =========       =========      =========


The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                             SIX MONTHS
                                                                                ENDED
                                                                  JUNE 30, 2003      June 30, 2002
                                                                   (UNAUDITED)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                             $     39,044       $   (317,138)
    Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
        Depreciation, amortization and accretion                        72,530             40,443
        Provision for credit losses                                    120,000             90,000
        Provision for losses on unfunded commitments                     3,000              6,000
        Change in assets and liabilities:
            Increase in accrued interest receivable                    (38,333)           (33,598)
            (Increase) decrease in other assets                        (38,167)            21,708
            Increase (decrease) in accrued interest payable             (5,043)             5,844
            Increase  in other liabilities                              42,823             17,040
                                                                  ------------       ------------
            Net cash provided (used) by operating activities           195,854           (169,700)
                                                                  ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of available-for-sale securities                      (2,032,500)        (5,502,939)
    Maturities of available-for-sale securities                             --          6,000,000
    Proceeds from sale of FRB stock                                      7,000              9,800
    Increase in loans, net                                          (2,419,863)        (6,736,562)
    Purchases of premises and equipment                                (10,375)                --
                                                                  ------------       ------------
            Net cash used by investing activities                   (4,455,737)        (6,229,702)
                                                                  ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in noninterest-bearing deposits, net         1,753,947         (1,059,760)
    Increase  in time deposits, net                                    858,983          7,225,932
    Increase (decrease) in securities sold under agreements
        to repurchase, net                                            (100,582)           807,991
    Decrease in short-term borrowings, net                                  --            (37,876)
                                                                  ------------       ------------
            Net cash provided by financing activities                2,512,348          6,936,287
                                                                  ------------       ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (1,747,535)           536,883

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      10,462,544          3,093,551
                                                                  ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  8,715,009       $  3,630,434
                                                                  ============       ============
Supplemental Cash Flow Information:
    Interest payments                                             $    301,118       $    320,219
                                                                  ------------       ------------
    Income tax payments                                           $         --       $         --
                                                                  ------------       ------------
    Total increase (decrease) in unrealized appreciation
        on available-for-sale securities                          $     71,204       $        325
                                                                  ------------       ------------

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

         The financial data at December 31, 2002 are derived from audited consolidated financial statements that are included in the Company's Annual Report for the year ended December 31, 2002. The financial data at June 30, 2003 and 2002 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.

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

         Accounting Policies:

         There have been no changes in accounting policies used by the Company during the quarter ended June 30, 2003.

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

NOTE 3.  NET INCOME (LOSS) PER COMMON SHARE

         Net income and loss per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. There are no common stock equivalents resulting from dilutive stock options or warrants.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  RELATED PARTY TRANSACTIONS

         The Company paid $19,814 during the first half of 2003 for legal expenses to a law firm of which the Chairman of the Board of the Company and the Bank is also a principal.

         The Company paid $15,750 during the first half of 2003 for support services and equipment to a computer-consulting firm of which a Director of the Bank is also a principal.

         The Company paid $43,492 during the first half of 2003 for various group insurance benefits for which a Director of the Bank will ultimately receive commission compensation.

         Executive officers, directors and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At June 30, 2003 the amounts of such loans outstanding were $4,418,070.

         Deposit balances of executive officers, directors and their affiliated interests totaled $6,803,833 at June 30, 2003. Affiliated interests of directors also held $415,701 in securities sold under agreements to repurchase at June 30, 2003.

NOTE 5.  COMMITMENTS

         Financial instruments:

         The Bank is a party to financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments typically include commitments to extend credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements.

         Outstanding unused lines of credit as of June 30, 2003 are as follows:

                           Loan commitments:
                                    Commercial                $4,530,000
                           Unused lines of credit:
                                    Commercial lines          $5,174,986

NOTE 6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133.

         In May 2003, the FASB also issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

         In management's opinion, both statements have little applicability to the Company and Bank at this time and believe they are in compliance with all applicable provisions of these statements. Management believes that these statements may be more applicable in the future as the Bank continues to grow and mature.

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

1. RESULTS OF OPERATIONS.

     General. The Company reported a net profit of $39,044 for the six-month period ended June 30, 2003, as compared to a net loss of $317,138 for the six-month period ended June 30, 2002. The Company reported a net profit of $13,551 for the three-month period ended June 30, 2003, as compared to a net loss of $142,275 for the three-month period ended June 30, 2002. These results are attributed exclusively to the results of operations of the Bank and are in line with management's expectations. The Bank achieved month-to-month profitability in January 2003 and maintained that status throughout the six months ending June 30, 2003.

     Net Interest Income. Net interest income is the difference between interest earned on various assets (principally loans and investments) and interest expense incurred to attract and retain deposits (principally money market deposit accounts and certificates of deposit) and other funding (principally repurchase agreements) used to support those assets. Additional sources of funding include capital and non-interest-bearing demand deposits, and, to a lesser extent, NOW accounts and savings accounts. The net interest income for the six-month period ended June 30, 2003 was $938,289 as compared to $572,609 for the same period in 2002. Total interest income for the six-month period ended June 30, 2003 was $1,234,364 as compared to $898,673 for the same period in 2002. Total interest expenses for the comparable six-month periods in 2003 and 2002 were $296,075 and $326,064, respectively. The net interest income for the three-month period ended June 30, 2003 was $486,569 as compared to $313,222 for the same period in 2002. Total interest income for the three-month period ended June 30, 2003 was $632,891 as compared to $481,436 for the same period in 2002. Total interest expenses for the comparable three-month periods in 2003 and 2002 were $146,322 and $168,214, respectively. The increase in interest income is primarily the result of increased balances of earning assets. The improvement in the yield on the investment portfolio is attributable to the extension of the average maturity to slightly under two years as compared to less than six months, and to an increase in average balance.

     The following table shows the average balances and the rates of the various categories of the Company's assets and liabilities. The table includes a measurement of spread and margin. Interest spread is the mathematical difference between the average interest earned on interest earning assets and interest paid on interest bearing liabilities. Interest margin represents the net interest yield on interest earning assets and is derived by dividing net interest income by average interest earning assets. Management believes that the interest margin gives a reader a better indication of asset earning results when compared to peer groups or industry standards. Nonaccrual loans are included in average balances in the following table.

                 CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
                 -----------------------------------------------
                                SIX MONTHS ENDED
                                ----------------

(Dollars in thousands)

                                             JUNE 30, 2003                      June 30, 2002
                                      ------------------------------     ----------------------------
                                      AVERAGE               YIELD/                             Yield/
                                      BALANCE    INTEREST    RATE                   Interest    Rate
                                      --------   --------   ------                  --------   ------
ASSETS
Total loans(1)                        $ 32,536      1,111    6.89%       $ 23,287        841    7.28%
Investment securities(2)                 7,120        100    2.82%          3,621         36    1.98%
Federal funds sold                       4,097         24    1.17%          2,708         23    1.68%
                                      --------   --------    ----        --------   --------    ----
TOTAL INTEREST-EARNING
     ASSETS                           $ 43,753      1,234    5.69%       $ 29,616        899    6.12%
                                      --------   --------    ----        --------   --------    ----

Less allowance for credit losses          (693)                              (312)
Cash and due from banks                  1,644                                977
Premises and equipment, net                149                                279
Other assets                               404                                164
                                      --------                           --------
     TOTAL ASSETS                     $ 45,258                           $ 30,724
                                      ========                           ========

LIABILITIES AND STOCK-
    HOLDERS' EQUITY
Interest-bearing demand deposits      $    934          2    0.47%       $    590   $      3    0.86%
Money market deposit accounts         $ 14,619         88    1.21%          9,231        121    2.63%
Savings                               $    296          1    0.82%            187          2    1.75%
Certificates of deposit               $ 11,971        180    3.03%          9,133        183    4.04%
Repurchase agreements                 $  5,900         25    0.86%          2,324         18    1.55%
Other borrowed funds                  $     --         --    0.00%             84          1    1.56%
                                      --------   --------    ----        --------   --------    ----
TOTAL INTEREST-BEARING
     LIABILITIES                      $ 33,719        296    1.77%       $ 21,549        326    3.05%
                                      --------   --------    ----        --------   --------   -----

Non-interest-bearing demand
  deposits                               5,666                           $  3,011
Other liabilities                          195                                111
Stockholders' equity                     5,678                              6,053
                                      --------                           --------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY             $ 45,258                           $ 30,724
                                      ========                           ========

Net interest income                              $    938                           $    573
                                                 ========                           ========

Net interest spread                                          3.92%                              3.07%
                                                             ====                               ====

Net interest margin                                          4.32%                              3.90%
                                                             ====                               ====

(1) Interest income on loans includes net fees of $29,191 in 2003 and $9,377 in 2002.

(2) Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholders' equity.

     Non-Interest Income. Non-interest income principally consists of deposit account services charges. For the six-month period ended June 30, 2003, such charges amounted to $165,815 as compared to $67,620 for the same period in 2002. For the three-month period ended June 30, 2003, such charges amounted to $86,128 as compared to $38,568 for the same period in 2002. As the Bank develops additional sources of fee income, it is expected that non-interest income will be a major contributor to the overall profitability of the Company, although there can be no assurances of this.

     Non-Interest Expense. Non-interest expense totaled $945,060 for the six-month period ended June 30, 2003 as compared to $867,368 for the same period in 2002. In each period, salary and benefit expense was the largest component: $545,401 and $492,554 in 2003 and 2002, respectively. Non-interest expense totaled $484,146 for the three-month period ended June 30, 2003 as compared to $449,065 for the same period in 2002. In each period, salary and benefit expense was the largest component: $279,414 and $253,525 in 2003 and 2002, respectively. The increases in expenses are principally attributable to increased staffing. These amounts are in line with projections and are deemed necessary to attract and retain qualified personnel essential to the growth and continued profitability of the Bank and the Company.

     Provision for Credit Losses. The provision for credit losses represents the expense recognized to fund the allowance for credit losses. At June 30, 2003, the allowance for credit losses stood at $533,859, or 1.63% of outstanding gross loans. Of this amount, general reserves were $250,385 and specific reserves were $283,474. The increase of $30,000 in the provision for credit losses from the first six months of 2002 primarily reflects the increase in non-performing assets and the $3 million increase in the loan portfolio. For additional information regarding activity in the allowance for credit losses, see Financial Condition - Asset Quality below.

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

     The activity in the allowance for credit losses is shown in the following table:

                                                ALLOWANCE FOR CREDIT LOSSES
                                           -----------------------------------

     (Dollars in thousands)                JUNE 30, 2003         June 30, 2002
                                           -------------         -------------

     Balance at beginning of year               $ 655                $ 270
     Provision for credit losses                  120                   90
     Loans charged off                           (250)                  --
     Recoveries                                     9                   --
                                                -----                -----
     Balance at end of period                   $ 534                $ 360
                                                =====                =====

     Additionally, the Bank has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At June 30, 2003, the balance of this reserve was $15,000. The reserve is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

2. FINANCIAL CONDITION.

     General. The Company's assets at June 30, 2003 were $48.7 million, an increase of $2.6 million or 5.6%, from December 31, 2002, principally due to increases in the loan and the investment portfolios, funded by increases in the core funding portfolios. At June 30, 2003, gross loans totaled $32.7 million, principally commercial term loans and lines of credit ($20.9 million) and real estate secured term loans ($11.8 million). By comparison, at December 31, 2002, loans totaled $30.5 million, principally commercial term loans and lines of credit ($20.0 million) and real estate secured term loans ($10.5 million). At June 30, 2003, deposits totaled $37.5 million, principally money market deposit accounts ($17.4 million), certificates of deposit ($11.3 million) and demand deposits ($7.3 million). By comparison, deposits at December 31, 2002 totaled $34.9 million, principally money market deposit accounts ($15.2 million), certificates of deposits ($12.8 million) and demand deposits ($5.6 million). A significant additional funding source is provided by the securities sold under agreement to repurchase program. At June 30, 2003, balances in this program totaled $5.2 million in comparison to $5.3 million at December 31, 2002. On June 30, 2003 and on December 31, 2002 respectively, non-performing assets totaled approximately $537,000 and $75,000. Federal funds sold totaled $5.4 million at June 30, 2003 as compared to $8.8 million on December 31, 2002. Investments (principally U.S. Treasury securities and Federal Reserve Bank stock) were $7.4 million at June 30, 2003 as compared to $5.3 million at December 31, 2002.

     Asset Quality. In its lending activities, the Bank seeks to develop sound credits with customers who will grow with the Bank. There has not been an effort to rapidly build the portfolio and earnings at the sacrifice of asset quality. At the same time, the extension of credit inevitably carries some risk of non-payment (see Provision for Credit Losses).

         At June 30, 2003, there were five loans totaling $388,998 in non-accrual status; an additional $147,850 is carried in Other assets as repossessed collateral and is secured by motor vehicles in our possession.

         o One loan, then in the amount of $747,470, was considered to be partially impaired but accruing at December 31, 2002, and the Bank provided a $250,000 specific reserve in the allowance for credit losses for this loan as of yearend 2002. Evidence of non-compliance with the repayment terms of the loan during the first quarter of 2003 resulted in reclassification of this loan as non-accrual and in repossession of collateral. During the second quarter of 2003, the amount previously reserved, $250,000, was charged off; liquidation of collateral and other repayments obtained from the borrower have reduced the outstanding balance to $265,365, including the above-mentioned repossessed collateral which is applicable to this credit. No additional provision has been made and management believes the specific reserves of $80,935 established for the remainder of this loan will be adequate to absorb any additional losses.

         o One loan in the amount of $198,482 is current and secured by the guarantees of the principals. However, deteriorating business conditions cause management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms. Specific reserves of $99,241 have been established for this credit.

         o Three related loans totaling $73,000 are believed to be adequately secured by real estate. Pending satisfactory resolution, specific reserves of $36,500 have been established for these credits.

     At June 30, 2003, the Bank had no accrual loans delinquent beyond thirty days. Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more.

     The following table shows an analysis of nonperforming assets at the dates indicated:

                                                ANALYSIS OF NONPERFORMING ASSETS
                                                --------------------------------

         (Dollars in thousands)

                                                JUNE 30, 2003  December 31, 2002
                                                -------------  -----------------

     Nonaccrual loans
         Commercial                               $389               $ 75
     Accrual loans - Past due 90 days or more       --                 --
     Restructured loans                             --                 --
     Repossessed collateral                        148                 --
                                                  ----               ----
         Total nonperforming assets               $537               $ 75
                                                  ====               ====

     In addition, at June 30, 2003, there were eight commercial loans totaling $1,614,588, while not considered potential problem loans and generally well secured by collateral and/or Small Business Administration guarantees, which do exhibit characteristics that warrant closer scrutiny and attention to these credits than would otherwise be appropriate. Specific reserves of $93,994 have been allocated to these credits.

     Loan Portfolio. The composition of the loan portfolio by category is shown in the following table:

                                              COMPOSITION OF LOAN PORTFOLIO
                                              -----------------------------

(Dollars in thousands)

                                           JUNE 30, 2003           December 31, 2002
                                       ---------------------     ---------------------
                                       BALANCE    PERCENTAGE     Balance    Percentage
                                                   OF TOTAL                  of total
                                                    LOANS                     loans
Commercial                             $ 20,869      63.81%      $ 19,978     65.45%
Real estate - commercial mortgage        11,834      36.19%        10,544     34.55%
Installment loans to individuals             --         --             --        --
                                       --------     ------       --------    ------
Gross loans                              32,703     100.00%        30,522    100.00%
                                                    ======                   ======
Less allowance for credit losses           (534)                     (655)
Less unearned fees                          (39)                      (36)
                                       --------                  --------
Loans, net                             $ 32,130                  $ 29,831
                                       ========                  ========

3. LIQUIDITY AND CAPITAL RESOURCES.

     The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. The Bank's principal sources of funds for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits, and the payment for checks drawn upon it. The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions and Federal funds sold. The levels of such assets are dependent on the Bank's lending, investment and operating activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and loan demand, both current and anticipated. At June 30, 2003, the Bank's cash and cash equivalents totaled $7.5 million.

     The Bank may draw upon a $1.5 million Federal funds borrowing facility from another financial institution. At June 30, 2003, no amounts were outstanding under this facility. The Company believes its levels of liquidity and capital are adequate to conduct the business of the Company and Bank.

     The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At June 30, 2003, the Company and the Bank were in full compliance with these guidelines, as follows:

                                             CAPITAL ADEQUACY RATIOS
                                             -----------------------

                                        JUNE 30, 2003       December 31, 2002
                                      -----------------     -----------------

                                      COMPANY      BANK     Company      Bank
     Total Capital
         to risk-weighted Assets        18.7%      15.0%      18.9%      15.7%
     Tier I Capital
         to risk-weighted Assets        17.5%      13.7%      17.7%      14.4%
     Tier I Capital
         to average assets              12.0%       9.5%      12.3%      10.1%

ITEM 3 - CONTROLS AND PROCEDURES

     The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. . There were no changes in the Bank's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Bank's internal control over financial reporting.

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

     Item 3 - Default upon Senior Securities - None

     Item 4 - Submission of Matters to a Vote of Security Holders -

     On April 16, 2003 the Annual Meeting of the Shareholders of the Company was held for the purposes of (1) electing two (2) directors to serve three (3) year terms until the 2006 Annual Meeting of the Shareholders and until their successors are duly elected and qualified; and (2) ratifying the appointment of the Company's independent auditors. The vote for the election of Alvin R. Maier as director was as follows:

     For:                             655,150
     Withheld                               0
     Broker Non-votes:                      0

     The vote for the election of Richard J. Morgan as director was as follows:

     For:                             655,050
     Withheld                             100
     Broker Non-votes:                      0

     In addition to Mr. Maier and Mr. Morgan, the following directors continued in office after the meeting: Milton D. Jernigan II, Edward B. Howlin, Jr. and Lamont Thomas.

     The vote for the ratification of the appointment of Trice Geary & Myers LLC as the Company's independent auditors was as follows:

     For:                             655,150
     Against:                               0
     Abstain:                               0
     Broker Non-votes:                      0

     Item 5 - Other Information - None

     Item 6 - Exhibits and reports on Form 8-K

(a)  Exhibits

Exhibit No.   Description of Exhibits

3(a)          Certificate of Incorporation of the Company, as amended (1)
3(b)          Bylaws of the Company (1)
10(a)         Employment Agreement between Richard J. Morgan and the Company (2)
10(b)         Employment Agreement between Lamont Thomas and the Company (3)
11            Statement Regarding Computation of Per Share Income
21            Subsidiaries of the Registrant: The sole subsidiary of the
              Registrant is CommerceFirst Bank, a Maryland chartered commercial bank.
31(a)         Exhibit 31 Certification of Richard J. Morgan, President and CEO
31(b)         Exhibit 31 Certification of Lamont Thomas, Executive Vice
              President and CFO
32(a)         Exhibit 32 Certification of Richard J. Morgan, President and Chief
              Executive Officer
32(b)         Exhibit 32 Certification of Lamont Thomas, Executive Vice
              President and Chief Financial Officer
99(a)         Amended and Restated Organizers Agreement (4)

-------------------
(1) Incorporated by reference to exhibit of the same number filed with the Company's Registration Statement on Form SB-2, as amended, (File No. 333-91817)
(2) Incorporated by reference to exhibit 10(b) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333-91817)
(3) Incorporated by reference to exhibits 10(c) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333-91817)
(4) Incorporated by reference to Exhibits 99(b) and 99(d) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

(b)  Report on Form 8-K - No reports on Form 8-K were filed during the quarter.

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         COMMERCEFIRST BANCORP, INC.


Date:  August 1, 2003                    By: /s/ Richard J. Morgan
                                         ---------------------------------------
                                         Richard J. Morgan, President & CEO


Date:  August 1, 2003                    By: /s/ Lamont Thomas
                                         ---------------------------------------
                                         Lamont Thomas, Executive Vice President