Form 10QSB/A
period 2003-06-30
COMMERCEFIRST BANCORP INC
filed 2003-08-05
CIK 1098813

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

This amendment to Form 10-QSB is filed for the sole purpose of correcting inadvertent typographical errors in the balance sheet relating to "Securities sold under agreement to repurchase" and resulting "Total Liabilities and "Total Liabilities and Shareholders' Equity".

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
                                                         ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
   Noninterest-bearing demand                            $  7,329,747       $  5,575,800
   Interest-bearing                                        30,209,238         29,350,254
                                                         ------------       ------------
            Total deposits                                 37,538,985         34,926,054
Securities sold under agreements to repurchase              5,225,364          5,325,946
Accrued interest payable on deposits                           17,202             22,245
Other liabilities                                             238,220            168,190
                                                         ------------       ------------
            TOTAL LIABILITIES                              43,019,771         40,442,435
                                                         ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, par value $.01, authorized 4,000,000
      shares; issued and outstanding 822,250 shares             8,223              8,223
Surplus                                                     8,099,012          8,099,012
Accumulated deficit (see Note 2)                           (2,499,130)        (2,538,174)
Accumulated other comprehensive income                        103,810             56,815
                                                         ------------       ------------
            TOTAL STOCKHOLDERS' EQUITY                      5,711,914          5,625,876
                                                         ------------       ------------

            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                     $ 48,731,685       $ 46,068,311
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


                                         COMMERCEFIRST BANCORP, INC.


Date:  August 5, 2003                    By: /s/ Richard J. Morgan
                                         ---------------------------------------
                                         Richard J. Morgan, President & CEO


Date:  August 5, 2003                    By: /s/ Lamont Thomas
                                         ---------------------------------------
                                         Lamont Thomas, Executive Vice President