Form 10QSB
period 2003-09-30
COMMERCEFIRST BANCORP INC
filed 2003-11-06
CIK 1098813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

(MARK ONE)
(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

                                       OR

( )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to
                                           ---------     ---------

                        Commission File Number 333-91817
                        --------------------------------

                           COMMERCEFIRST BANCORP, INC.
                           ---------------------------
               (Exact name of issuer as specified in its charter)


        Maryland                                             52-2180744
-------------------------------------------------------------------------------
(State of other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

 1804 West Street, Suite 200, Annapolis MD                      21401
-------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)

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

         As of November 5, 2003, there were 822,250 shares of the issuer's common stock, $0.01 par value, outstanding.

         Transitional Small Business Disclosure Format:   Yes  /  /    No  / X /

                                               COMMERCEFIRST BANCORP, INC.

                                                      FORM 10-QSB

                                                         INDEX
                                                         -----


PART I - FINANCIAL INFORMATION                                                                           PAGE(S)
                                                                                                         -------
   Item 1 - Financial Statements

     Consolidated Balance Sheets - September 30, 2003 (Unaudited)                                           1
       and December 31, 2002 (Audited)

      Consolidated Statements of Operations                                                                 2
           o    Three- and nine-month periods ended September 30, 2003 (Unaudited)
           o    Three- and nine-month periods ended September 30, 2002 (Unaudited)

     Consolidated Statements of Comprehensive Income (Loss)                                                 3
           o    Three- and nine-month periods ended September 30, 2003 (Unaudited)
           o    Three- and nine-month periods ended September 30, 2002 (Unaudited)

     Consolidated Statements of Cash Flows                                                                  4
           o    Nine-month period ended September 30, 2003 (Unaudited)
           o    Nine-month period ended September 30, 2002 (Unaudited)

     Notes to Consolidated Financial Statements                                                             5-6

Item 2 - Management's Discussion and Analysis of Financial Condition                                        7-12
         and Results of Operations

Item 3 - Controls and procedures                                                                            12



PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
Item 2 - Changes in Securities and Use of Proceeds
Item 3 - Default upon Senior Securities
Item 4 - Submission of Matters to a Vote of Security Holders
Item 5 - Other Information
Item 6 - Exhibits and Reports on Form 8-K


                                   SIGNATURES
                                   FORM 10-QSB

                                  COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS
                                   SEPTEMBER 30, 2003 AND DECEMBER 31, 2002



ASSETS                                                      SEPTEMBER 30, 2003     December 31, 2002
                                                               (UNAUDITED)             (Audited)
Cash and due from banks                                       $  2,060,500           $  1,709,719
Federal funds sold                                               4,054,815              8,752,825
                                                              ------------           ------------
            Cash and cash equivalents                            6,115,315             10,462,544
Investment securities available-for-sale,
     at fair value                                               7,104,079              5,092,500
Federal Reserve Bank stock, at cost                                132,450                139,450
Atlantic Central Bankers Bank stock, at cost                        37,000                 37,000
Loans, less allowance for credit losses
    of $610,359 (2003) and $655,359 (2002)                      33,504,273             29,830,614
Premises and equipment, at cost, less
      accumulated depreciation                                     103,373                176,132
Accrued interest receivable                                        174,659                135,781
Other assets                                                       212,101                194,290
                                                              ------------           ------------
            TOTAL ASSETS                                      $ 47,383,250           $ 46,068,311
                                                              ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
   Noninterest-bearing demand                                 $  8,457,329           $  5,575,800
   Interest-bearing                                             30,184,286             29,350,254
                                                              ------------           ------------
            Total deposits                                      38,641,615             34,926,054
Securities sold under agreements to repurchase                   2,779,017              5,325,946
Accrued interest payable on deposits                                17,033                 22,245
Other liabilities                                                  227,336                168,190
                                                              ------------           ------------
            TOTAL LIABILITIES                                   41,665,001             40,442,435
                                                              ------------           ------------
COMMITMENTS AND  CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized 4,000,000
      shares; issued and outstanding 822,250 shares                  8,223                  8,223
Surplus                                                          8,099,012              8,099,012
Accumulated deficit (see Note 2)                                (2,437,617)            (2,538,174)
Accumulated other comprehensive income                              48,632                 56,815
                                                              ------------           ------------
            TOTAL STOCKHOLDERS' EQUITY                           5,718,249              5,625,876
                                                              ------------           ------------
            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                          $ 47,383,250           $ 46,068,311
                                                              ============           ============


The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                      COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                              2003            2002              2003             2002
                                                           (UNAUDITED)     (Unaudited)       (UNAUDITED)      (Unaudited)
INTEREST INCOME ON:
     Commercial and industrial loans, including fees      $   359,164      $   340,644       $ 1,042,304      $   908,715
     Installment loans, including fees                             --               69                --              805
     Real estate secured loans, including fees                211,940          181,642           639,759          453,345
     U.S. Treasury securities                                  48,614           29,182           143,599           60,336
     Other investments                                          1,987            2,716             6,713            7,144
     Federal funds sold                                         5,795           12,902            29,489           35,483
                                                          -----------      -----------       -----------      -----------
              Total interest income                           627,501          567,155         1,861,865        1,465,828
                                                          -----------      -----------       -----------      -----------
INTEREST EXPENSE ON:
     Deposits                                                 112,739          189,124           383,647          496,701
     Securities sold under agreements to repurchase             3,069           11,320            28,236           29,162
     Short-term borrowings                                        205                5               205              650
                                                          -----------      -----------       -----------      -----------
               Total interest expense                         116,014          200,449           412,089          526,513
                                                          -----------      -----------       -----------      -----------
                 NET INTEREST INCOME                          511,487          366,706         1,449,776          939,315
                                                          -----------      -----------       -----------      -----------
PROVISION FOR CREDIT LOSSES                                    75,000           45,000           195,000          135,000
                                                          -----------      -----------       -----------      -----------
                 NET INTEREST INCOME AFTER
                    PROVISION FOR CREDIT LOSSES               436,487          321,706         1,254,776          804,315
                                                          -----------      -----------       -----------      -----------
OTHER INCOME:
     Service charges                                           77,522           44,818           243,337          112,438
                                                          -----------      -----------       -----------      -----------
OTHER EXPENSES:
     Salaries and benefits                                    286,480          256,382           831,881          748,936
     Legal and professional                                    15,991            9,095            60,722           53,547
     Loan collections expenses                                  3,274            8,318            22,306           14,486
     Rent and occupancy                                        50,809           49,784           147,685          145,255
     Marketing and business development                         7,405           12,059            20,347           22,458
     Data processing                                           12,221           12,757            37,153           38,419
     Support services                                          22,450           13,170            70,292           60,476
     Depreciation and amortization                             17,410           33,705            84,378          100,508
     Other expenses                                            36,456           31,441           122,791          109,994
                                                          -----------      -----------       -----------      -----------
                 Total other expenses                         452,496          426,711         1,397,556        1,294,079
                                                          -----------      -----------       -----------      -----------
INCOME (LOSS) BEFORE INCOME TAX                                61,513          (60,187)          100,557         (377,325)
FEDERAL AND STATE INCOME TAX EXPENSE                               --               --                --               --
                                                          -----------      -----------       -----------      -----------
NET INCOME (LOSS)                                         $    61,513      $   (60,187)      $   100,557      $  (377,325)
                                                          ===========      ===========       ===========      ===========
BASIC AND DILUTED INCOME (LOSS) PER SHARE
     OF COMMON STOCK                                      $      0.07      $     (0.07)      $      0.12      $     (0.46)
                                                          ===========      ===========       ===========      ===========
WEIGHTED AVERAGE SHARES OF
     COMMON STOCK OUTSTANDING                                 822,250          822,250           822,250          822,250
                                                          ===========      ===========       ===========      ===========


The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                       COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
         FOR THE THREE AND NINE MONTH PERIODS ENDING SEPTEMBER 30, 2003 AND 2002


                                                            THREE MONTHS                     NINE MONTHS
                                                         ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                        2003             2002           2003             2002
                                                     (UNAUDITED)     (Unaudited)     (UNAUDITED)     (Unaudited)
Net income (loss)                                     $  61,513       $ (60,187)      $ 100,557       $(377,325)
Other comprehensive income (loss), net of tax:
    Unrealized holding gain (loss) on securities
    available-for-sale during the period                (55,178)         41,307          (8,183)         42,971
                                                      ---------       ---------       ---------       ---------
Comprehensive income (loss)                           $   6,335       $ (18,880)      $  92,374       $(334,354)
                                                      =========       =========       =========       =========





The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                               COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                                   NINE MONTHS
                                                                                      ENDED
                                                                     SEPTEMBER 30, 2003   September 30, 2002
                                                                         (UNAUDITED)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income (loss)                                            $    100,557       $   (377,325)
           Adjustments to reconcile net income (loss) to net cash
           used by operating activities:
               Depreciation, amortization and accretion                       92,899             73,267
               Provision for credit losses                                   195,000            135,000
               Provision for losses on unfunded commitments                    4,500              9,000
               Change in assets and liabilities:
                  Increase in accrued interest receivable                    (38,878)           (69,168)
                  Increase in other assets                                   (17,811)           (56,537)
                  Increase (decrease) in accrued interest payable             (5,212)             7,632
                  Increase  in other liabilities                              58,864             44,863
                                                                        ------------       ------------
                  Net cash provided (used) by operating activities           389,919           (233,267)
                                                                        ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of available-for-sale securities                     (2,032,500)        (7,499,527)
           Maturities of available-for-sale securities                            --          6,500,000
           Proceeds from sale of FRB stock                                     7,000             13,600
           Increase in loans, net                                         (3,868,660)        (9,182,030)
           Purchases of premises and equipment                               (11,619)                --
                                                                        ------------       ------------
                  Net cash used by investing activities                   (5,905,779)       (10,167,958)
                                                                        ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Increase in noninterest-bearing deposits, net                   2,881,529             71,979
           Increase  in time deposits, net                                   834,031         13,843,591
           Decrease in securities sold under agreements
               to repurchase, net                                         (2,546,929)          (688,917)
           Decrease in short-term borrowings, net                                 --            (37,876)
                                                                        ------------       ------------
                  Net cash provided by financing activities                1,168,631         13,188,777
                                                                        ------------       ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (4,347,229)         2,787,551

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            10,462,544          3,093,551
                                                                        ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  6,115,315       $  5,881,102
                                                                        ============       ============
Supplemental Cash Flow Information:
           Interest payments                                            $    417,301       $    518,880
                                                                        ------------       ------------
           Income tax payments                                          $         --       $         --
                                                                        ------------       ------------
           Total increase (decrease) in unrealized appreciation
               on available-for-sale securities                         $    (12,228)      $     69,804
                                                                        ------------       ------------


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

         The financial data at December 31, 2002 are derived from audited consolidated financial statements that are included in the Company's Annual Report for the year ended December 31, 2002. The financial data at September 30, 2003 and 2002 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.

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

         Accounting Policies:

         There have been no changes in accounting policies used by the Company during the quarter ended September 30, 2003.

NOTE 2.  INCOME TAXES

         The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the enacted rates that will be in effect when these differences reverse. Deferred income taxes will be recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized; however, a valuation reserve has been established for net deferred tax assets relating to all amounts other than unrealized gains/losses on securities available for sale.

NOTE 3.  NET INCOME (LOSS) PER COMMON SHARE

         Net income and loss per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. Consideration of outstanding warrants would have been anti-dilutive.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  RELATED PARTY TRANSACTIONS

         The Company paid $22,383 during the first nine months of 2003 for legal expenses to a law firm of which the Chairman of the Board of the Company and the Bank is also a principal.

         The Company paid $21,585 during the first nine months of 2003 for support services and equipment to a computer-consulting firm of which a Director of the Bank is also a principal.

         The Company paid $66,306 during the first nine months of 2003 for various group insurance benefits for which a Director of the Bank will ultimately receive commission compensation.

         Executive officers, directors and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At September 30, 2003 the amounts of such loans outstanding were $4,573,154.

         Deposit balances of executive officers, directors and their affiliated interests totaled $8,061,416 at September 30, 2003. Affiliated interests of directors also held $544,033 in securities sold under agreements to repurchase at September 30, 2003.

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

Outstanding unused lines of credit as of September 30, 2003 are as follows:

                   Loan commitments:
                            Commercial                $2,008,275
                   Unused lines of credit:
                            Commercial lines          $3,581,883

NOTE 6.  WARRANT PLAN

         The Board of Directors of the Company has adopted a Warrant Plan and issued 123,337 non-transferable fully vested warrants to the organizers during the third quarter of 2003. Each warrant entitles the holder thereof to purchase one share of stock at an exercise price of $10 per share; each warrant must be exercised, unless earlier called by the Company, not later than 10 years from August 18, 2000. Generally, vested warrants also expire ninety (90) days following the date that the organizer ceases to be a director of the Bank. As of September 30, 2003, no warrants had been exercised.

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

General
-------

     CommerceFirst Bancorp, Inc. (the "Company") is the bank holding company for CommerceFirst Bank, a Maryland chartered commercial bank headquartered in Annapolis, Maryland (the "Bank"). The Bank was capitalized, became a wholly owned subsidiary of the Company and commenced operations on June 29, 2000. Prior to that date, substantially all of the Company's efforts had been devoted to organizing the Bank, obtaining the requisite regulatory approvals for operation of the Bank and raising capital. As a result of the Company's offering of shares of its common stock at an offering price of $10.00 per share, an aggregate of $8,222,500 was raised, including shares purchased by organizers. To date, $6,500,000 of the gross proceeds of the offering has been contributed to the capital of the Bank. The balance, after payment of expenses associated with the costs of raising capital and payment of Company operating expenses, remains at the Company level available for future contributions to the capital of the Bank, for payment of Company operating expenses and for other corporate purposes.

1.   RESULTS OF OPERATIONS.

     General. The Company reported a net profit of $100,577 for the nine-month period ended September 30, 2003, as compared to a net loss of $377,325 for the nine-month period ended September 30, 2002. The Company reported a net profit of $61,513 for the three-month period ended September 30, 2003, as compared to a net loss of $60,187 for the three-month period ended September 30, 2002. These results are attributed exclusively to the results of operations of the Bank and are in line with management's expectations. The Bank achieved month-to-month profitability in January 2003 and maintained that status throughout the nine months ending September 30, 2003.

     Net Interest Income. Net interest income is the difference between interest earned on various assets (principally loans and investments) and interest expense incurred to attract and retain deposits (principally money market deposit accounts and certificates of deposit) and other funding (principally repurchase agreements) used to support those assets. Additional sources of funding include capital and non-interest-bearing demand deposits, and, to a lesser extent, NOW accounts and savings accounts. The net interest income for the nine-month period ended September 30, 2003 was $1,449,776 as compared to $939,315 for the same period in 2002. Total interest income for the nine-month period ended September 30, 2003 was $1,861,865 as compared to $1,465,828 for the same period in 2002. Total interest expenses for the comparable nine-month periods in 2003 and 2002 were $412,089 and $526,513, respectively. The net interest income for the three-month period ended September 30, 2003 was $511,487 as compared to $366,706 for the same period in 2002. Total interest income for the three-month period ended September 30, 2003 was $627,501 as compared to $567,155 for the same period in 2002. Total interest expenses for the comparable three-month periods in 2003 and 2002 were $116,014 and $200,449, respectively. The increase in interest income is primarily the result of increased balances of earning assets, which more than offset the decline in average rate earned, and in deployment of funds in higher yielding loan assets, thereby reducing the amount held in short-term assets (generally Federal funds sold). The improvement in the yield on the investment portfolio is attributable to the extension of the average maturity to slightly under two years as compared to less than six months, and to an increase in average balance. The 130 basis point decline in average cost of funds, from 2.97% to 1.67%, resulted in significant improvement in the net interest margin.

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

                                                 CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
                                                 -----------------------------------------------

           (Dollars in thousands)                                             NINE MONTHS ENDED
                                                                              -----------------
                                                            SEPTEMBER 30, 2003                   September 30, 2002
                                                            ------------------                   ------------------
                                                    AVERAGE                  YIELD/     Average                  Yield/
                                                    BALANCE     INTEREST      RATE      Balance     Interest      Rate
                                                    -------     --------      ----      -------     --------      ----
           ASSETS
           Total loans(1)                           $ 32,813       1,682        6.85%   $ 25,066       1,363        7.27%
           Investment securities(2)                    7,148         150        2.81%      3,880          68        2.33%
           Federal funds sold                          3,551          30        1.11%      2,828          35        1.67%
                                                    --------    --------    --------    --------    --------    --------
           TOTAL INTEREST-EARNING ASSETS            $ 43,512       1,862        5.72%   $ 31,774       1,466        6.17%
                                                    --------    --------    --------    --------    --------    --------
           Less allowance for credit losses             (652)                               (334)
           Cash and due from banks                     1,778                               1,195
           Premises and equipment, net                   137                                 262
           Other assets                                  463                                 202
                                                    --------                            --------
                TOTAL ASSETS                        $ 45,237                            $ 33,098
                                                    ========                            ========
           LIABILITIES AND STOCK-
               HOLDERS' EQUITY
           Interest-bearing demand deposits         $  1,204           3        0.36%   $    695           5        0.88%
           Money market deposit accounts              14,582         114        1.04%     10,089         193        2.56%
           Savings                                       302           1        0.62%        369           5        1.74%
           Certificates of deposit                    11,766         265        3.01%      9,974         294        3.94%
           Repurchase agreements                       5,134          28        0.73%      2,516          29        1.55%
           Other borrowed funds                           19           0        0.14%         56           1        1.67%
                                                    --------    --------    --------    --------    --------    --------
           TOTAL INTEREST-BEARING
                LIABILITIES                         $ 33,006         412        1.67%   $ 23,699         527        2.97%
                                                    --------    --------    --------    --------    --------    --------
           Non-interest-bearing demand deposits     $  6,275                            $  3,182
           Other liabilities                             211                                 117
           Stockholders' equity                        5,746                               6,100
                                                    --------                            --------
                TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                $ 45,237                            $ 33,098
                                                    ========                            --------
           Net interest income                                  $  1,450                            $    939
                                                                ========                            --------
           Net interest spread                                                  4.05%                               3.20%
                                                                            ========                            ========
           Net interest margin                                                  4.46%                               3.95%
                                                                            ========                            ========


          (1) Interest income on loans includes net fees of $45,288 in 2003 and $12,347 in 2002.

          (2) Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholders' equity.

     Non-Interest Income. Non-interest income principally consists of deposit account services charges. For the nine-month period ended September 30, 2003, such charges amounted to $243,337 as compared to $112,438 for the same period in 2002. For the three-month period ended September 30, 2003, such charges amounted to $77,522 as compared to $44,818 for the same period in 2002. As the Bank develops additional sources of fee income, it is expected that non-interest income will be a major contributor to the overall profitability of the Company, although there can be no assurances of this.

     Non-Interest Expense. Non-interest expense totaled $1,397,556 for the nine-month period ended September 30, 2003 as compared to $1,294,079 for the same period in 2002. In each period, salary and benefit expense was the largest component: $831,881 and $748,936 in 2003 and 2002, respectively. Non-interest expense totaled $452,496 for the three-month period ended September 30, 2003 as compared to $426,711 for the same period in 2002. In each period, salary and benefit expense was the largest component: $286,480 and $256,382 in 2003 and 2002, respectively. The increases in expenses are principally attributable to increased staffing. These amounts are in line with projections and are deemed necessary to attract and retain qualified personnel essential to the growth and continued profitability of the Bank and the Company.

     Provision for Credit Losses. The provision for credit losses represents the expense recognized to fund the allowance for credit losses. At September 30, 2003, the allowance for credit losses stood at $610,359, or 1.79% of outstanding gross loans. Of this amount, general reserves were $358,621 and specific reserves were $251,738. The increase of $60,000 in the provision for credit losses from the first nine months of 2002 primarily reflects the increase in non-performing assets and charge-offs and the $3.7 million increase in the loan portfolio. For additional information regarding activity in the allowance for credit losses, see Financial Condition - Asset Quality below.

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

     The activity in the allowance for credit losses is shown in the following table:

                                           ALLOWANCE FOR CREDIT LOSSES
                                           ---------------------------
                                                NINE MONTHS ENDED
                                                -----------------
(Dollars in thousands)              SEPTEMBER 30, 2003     September 30, 2002
                                                           ------------------
Balance at beginning of year               $ 655                $ 270
Provision for credit losses                  195                  135
Loans charged off                           (250)                 (47)
Recoveries                                    10                    2
                                           -----                -----
Balance at end of period                   $ 610                $ 360
                                           =====                =====



     Additionally, the Bank has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At September 30, 2003, the balance of this reserve was $16,500. The reserve is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

2.   FINANCIAL CONDITION.

     General. The Company's assets at September 30, 2003 were $47.4 million, an increase of $1.3 million from December 31, 2002. At September 30, 2003, gross loans totaled $34.1 million, principally commercial term loans and lines of credit ($22.3 million) and real estate secured term loans ($11.8 million). By comparison, at December 31, 2002, loans totaled $30.5 million, principally commercial term loans and lines of credit ($20.0 million) and real estate secured term loans ($10.5 million). At September 30, 2003, deposits totaled $38.6 million, principally money market deposit accounts ($15.2 million), certificates of deposit ($13.2 million) and demand deposits ($9.6 million). By comparison, deposits at December 31, 2002 totaled $34.9 million, principally money market deposit accounts ($15.2 million), certificates of deposits ($12.8 million) and demand deposits ($5.6 million). A significant additional funding source is provided by the securities sold under agreement to repurchase program. At September 30, 2003, balances in this program totaled $2.8 million in comparison to $5.3 million at December 31, 2002. On September 30, 2003 and on December 31, 2002 respectively, non-performing assets totaled approximately $382,000 and $75,000. Federal funds sold totaled $4.1 million at September 30, 2003 as compared to $8.8 million on December 31, 2002; as described above, funds were deployed in higher yielding loan assets. Investments (principally U.S. Treasury securities and Federal Reserve Bank stock) were $7.3 million at September 30, 2003 as compared to $5.3 million at December 31, 2002.

     Asset Quality. In its lending activities, the Bank seeks to develop sound credits with customers who will grow with the Bank. There has not been an effort to rapidly build the portfolio and earnings at the sacrifice of asset quality. At the same time, the extension of credit inevitably carries some risk of non-payment (see Provision for Credit Losses).

     At September 30, 2003, there were two loans totaling $282,064 in non-accrual status; an additional $100,176 is carried in Other assets as repossessed collateral and is secured by motor vehicles in our possession. On October 9, 2003, payment of $34,418 was received for the sale of two vehicles, reducing the balance outstanding in this category to $65,758.

         o One loan, then in the amount of $747,470, was considered to be partially impaired but accruing at December 31, 2002, and the Bank provided a $250,000 specific reserve in the allowance for credit losses for this loan as of yearend 2002. Evidence of non-compliance with the repayment terms of the loan during the first quarter of 2003 resulted in reclassification of this loan as non-accrual and in repossession of collateral. During the second quarter of 2003, the amount previously reserved, $250,000, was charged off; liquidation of collateral and other repayments obtained from the borrower have reduced the outstanding balance to $185,217 at September 30, 2003, including the above-mentioned repossessed collateral which is applicable to this credit. No additional provision has been made and management believes the specific reserves of $67,521 established for the remainder of this loan will be adequate to absorb any additional losses.

         o One loan in the amount of $197,022 is current and secured by the guarantees of the principals. However, deteriorating business conditions cause management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms. Specific reserves of $98,511 have been established for this credit.

     At September 30, 2003, the Bank had one accrual loan in the amount of $15,480 delinquent beyond thirty days; on October 1, 2003, this loan was brought current. Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more.

     The following table shows an analysis of nonperforming assets at the dates indicated:

                                      ANALYSIS OF NONPERFORMING ASSETS
                                      --------------------------------

               (Dollars in thousands)
                                                          SEPTEMBER 30, 2003    December 31, 2002
                                                          ------------------    -----------------
           Nonaccrual loans
               Commercial                                         $282               $ 75
           Accrual loans - Past due 90 days or more                 --                 --
           Restructured loans                                       --                 --
           Repossessed collateral                                  100                 --
                                                                  ----               ----
               Total nonperforming assets                         $382               $ 75
                                                                  ====               ====


     In addition, at September 30, 2003, there were seven commercial loans to three unrelated relationships totaling $1,085,342, while not considered potential problem loans and generally well secured by collateral and/or Small Business Administration guarantees, which do exhibit characteristics that warrant closer scrutiny and attention to these credits than would otherwise be appropriate. Specific reserves of $85,707 have been allocated to these credits.

     Loan Portfolio. The composition of the loan portfolio by category is shown in the following table:


                                   COMPOSITION OF LOAN PORTFOLIO
                                   -----------------------------
(Dollars in thousands)
                                          SEPTEMBER 30, 2003                December 31, 2002
                                          ------------------                -----------------
                                       BALANCE         PERCENTAGE        Balance        Percentage
                                                        OF TOTAL                         of total
                                                          LOANS                           loans
Commercial                            $ 22,364            65.49%        $ 19,978          65.45%
Real estate - commercial mortgage       11,786            34.51%          10,544          34.55%
Installment loans to individuals            --               --               --             --
                                      --------           ------         --------         ------
Gross loans                             34,149           100.00%          30,522         100.00%
                                                         ======                          ======
Less allowance for credit losses          (610)                             (655)
Less unearned fees                         (35)                              (36)
                                      --------                          --------
Loans, net                            $ 33,504                          $ 29,831
                                      ========                          ========


3. LIQUIDITY AND CAPITAL RESOURCES.

     The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. The Bank's principal sources of funds for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits, and the payment for checks drawn upon it. The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions and Federal funds sold. The levels of such assets are dependent on the Bank's lending, investment and operating activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and loan demand, both current and anticipated. At September 30, 2003, the Bank's cash and cash equivalents totaled $6.1 million.

     The Bank may draw upon $2.5 million Federal funds borrowing facilities from other financial institutions. At September 30, 2003, no amounts were outstanding under these facilities. The Company believes its levels of liquidity and capital are adequate to conduct the business of the Company and Bank.

     The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At September 30, 2003, the Company and the Bank were in full compliance with these guidelines, as follows:


                                                 CAPITAL ADEQUACY RATIOS
                                                 -----------------------

                                         SEPTEMBER 30, 2003                 December 31, 2002
                                         ------------------                 -----------------
                                       COMPANY          BANK              Company          Bank
     Total Capital
         to risk-weighted Assets        18.5%           14.9%              18.9%           15.7%
     Tier I Capital
         to risk-weighted Assets        17.2%           13.6%              17.7%           14.4%
     Tier I Capital
         to average assets              12.6%           10.0%              12.3%           10.1%



ITEM 3 - CONTROLS AND PROCEDURES

  The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Bank's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Bank's internal control over financial reporting.

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

31(a)         Certification of Richard J. Morgan, President and CEO

31(b)         Certification of Lamont Thomas, Executive Vice President and CFO

32(a)         Certification of Richard J. Morgan, President and Chief Executive
              Officer

32(b) Certification of Lamont Thomas, Executive Vice President and Chief Financial Officer

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

(2) Incorporated by reference to exhibit 10(b) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

(3) Incorporated by reference to exhibits 10(c) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

(4) Incorporated by reference to Exhibit 4 to the Company's to Registration Statement on Form S-8 (File No. 333-109138)


(b)  Report on Form 8-K - No reports on Form 8-K were filed during the quarter.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              COMMERCEFIRST BANCORP, INC.



Date:  November 5, 2003                  By: /s/ Richard J. Morgan
                                             -----------------------------------
                                         Richard J. Morgan, President & CEO




Date:  November 5, 2003                  By: /s/ Lamont Thomas
                                             -----------------------------------
                                         Lamont Thomas, Executive Vice President