Form 10KSB
period 2003-12-31
COMMERCEFIRST BANCORP INC
filed 2004-03-11
CIK 1098813

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

         [X] Annual report under Section 13 or 15(d) of the Securities Exchange
             Act of 1934

         For the fiscal year ended December 31, 2003

         [ ] Transition report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the transition period from                 to               .
                                        ---------------    --------------

Commission File No. 333-91817

                           CommerceFirst Bancorp, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             Maryland                                   52-2180744
---------------------------------          ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


                      1804 West Street, Annapolis MD 21401
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Issuer's Telephone Number:  410-280-6695

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:  None

Check whether the Issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No  [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2003 were approximately $2,816,000.

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of March 1, 2004 was approximately $4,954,000.

As of March 1, 2004, the number of outstanding shares of the Common Stock, $0.01 par value, of CommerceFirst Bancorp, Inc. was 822,250.

Transitional Small Business Disclosure Format   Yes  [ ]    No  [X].

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report to Shareholders for the Year Ended December 31, 2003 are incorporated by reference in part II hereof.

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

         The Bank is developing a loan portfolio consisting primarily of business loans with variable rates and/or short maturities where the cash flow of the borrower is the principal source of debt service with a secondary emphasis on collateral. Real estate loans are made generally for commercial purposes and are structured with fixed rates that adjust in three to five years, generally with maturities of five to ten years, or with variable rates tied to various external indices and adjusting as the indices change.

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

         Deposit services include business and personal checking accounts, NOW accounts, savings accounts, and a tiered Money Market Account basing the payment of interest on balances on deposit. Certificates of Deposits are offered using a tiered rate structure and various maturities. The acceptance of brokered deposits is not a part of the Bank's core funding strategy, although we may consider acceptance of a limited amount of brokered or other non-core deposits if deemed appropriate by management in order to have available funding sources for loans and investments.

         Other services for business accounts include Internet banking services, cash management services such as sweep accounts-repurchase agreements, a limited lockbox processing service, and credit card depository. An after hours depository is also available.

         Bills have been introduced in each of the last four Congresses that would permit banks to pay interest on checking and demand deposit accounts established by businesses, a practice which is currently prohibited by regulation. If the legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our non-interest bearing deposits in order to compete against other banks. As a significant portion of our deposits are non-interest bearing demand deposits established by businesses, payment of interest on these deposits could have a significant negative impact on our net income, net interest income, interest margin, return on assets and equity, and other indices of financial performance. We expect that other banks would be faced with similar negative impacts. We also expect that the primary focus of competition would continue to be based on other factors, such as quality of service.

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

EMPLOYEES

         At December 31, 2003 the Bank employed 16 full time equivalents, two of whom as senior officers. The Chairman of the Board, an attorney in private practice, devotes considerable time each month to the advancement of the Bank, principally in business development activities. The Company (as distinguished from the Bank) does not have any employees or officers who are not employees or officers of the Bank. None of the Bank's employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program that includes health and dental insurance, a 401(k) plan, and life and long-term disability insurance for substantially all full time employees.

MARKET AREA AND COMPETITION

         Location and Market Area. The Bank's main office and the headquarters of the Company and the Bank are located at 1804 West Street, Annapolis, Maryland 21401.

         The primary service area of the Bank is Anne Arundel County, Maryland, with secondary effort directed toward the Baltimore/Washington vicinity. The entire area attracts a substantial business community as well as fostering a variety of support industries such as attorneys, lobbyists, government contractors, real estate developers and investors, non-profit organizations, tourism and consultants. In February 2004, the Bank hired an experienced banker with extensive experience and contacts in lending in Prince George's County, Maryland, to lead the expansion of Bank's activities in that county. As a result the Company hopes to increase its presence and lending activity in Prince George's during 2004. The Bank is considering plans to establish a branch in Prince George's County, although there is no current commitment to any site, and no definitive decision has been made. There can be no assurance that any branch will be opened, or if opened, that it will be profitable.

         Anne Arundel County, with a total population of about 500,000, has over 13,000 business establishments providing about 275,000 jobs, and an unemployment rate below the national average. Census data from 2000 reflect average and median household income in Anne Arundel County of approximately $72.2 thousand and $61.6 thousand, respectively. Vibrant commercial development, with the attendant strong job growth, characterizes the Bank's primary marketing area.

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

         In both Anne Arundel and Prince George's Counties, Maryland, competition is exceptionally keen from large banking institutions headquartered outside of Maryland. In addition, the Bank competes with other community banks, savings and loan associations, credit unions, mortgage companies, finance companies and others providing financial services. Among the advantages that many of these institutions have over the Bank are their abilities to finance extensive advertising campaigns, maintain extensive branch networks and technology investments, and to directly offer certain services, such as international banking and trust services, which are not offered directly by the Bank. Further, the greater capitalization of the larger institutions allows for substantially higher lending limits than the Bank. Certain of these competitors have other advantages, such as tax exemption in the case of credit unions, and lesser regulation in the case of mortgage companies and finance companies.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         The main office of the Bank and the executive offices of the Bank and the Company are located at 1804 West Street, Annapolis, Maryland, in a brick and masonry structure with ample parking. The Company leases 8,100 square feet in the building under a five-year lease, which commenced in April 2000. Rent expense was $178,008 and $172,612 for the years ended December 31, 2003 and 2002, respectively. The Company has three five-year renewal options. Management believes adequate insurance coverage is in force.

ITEM 3.  LEGAL PROCEEDINGS.

         In the ordinary course of its business, the Company may become involved in routine legal proceedings. At December 31, 2003, there were no pending, or to the knowledge of the Company, threatened legal proceedings. Subsequent to December 31, 2003, the Company was sued for breach of a purported oral contract to sell personal property standing as collateral security for a defaulted loan. Although the Company is early in the process of investigating the claims made, it does not believe the claim to have substantial merit, and does not believe that resolution of the suit will have a material adverse affect on the financial condition of the Company, although there can be no assurances of this.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER REPURCHASES OF SECURITIES.

         Market for Common Stock and Dividends. The Company's Common Stock is not traded on any organized exchange or on the Nasdaq National Market or the Nasdaq Small Cap Market. As of December 31, 2003, one market maker made a market in the Common Stock in the over the counter "bulletin board" market under the symbol "CMFB". The Common Stock has traded only sporadically. No assurance can be given that an active or established trading market will develop in the foreseeable future. The following table sets forth the high and low bid prices for the Common Stock during each calendar quarter since the first quarter of 2001. These quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions. These quotations do not necessarily reflect the intrinsic or market values of the Common Stock.

                        2003                  2002                   2001
                  ----------------     ------------------     -----------------
                  High      Low         High       Low         High      Low
First Quarter     $ 8.50    $ 8.25     $ 10.25    $ 10.00     $ 10.00   $ 10.00
Second Quarter    $ 8.75    $ 8.25     $ 10.50    $ 10.15     $ 10.00   $ 10.00
Third Quarter     $ 8.75    $ 8.25     $ 10.75    $  8.56     $ 10.00   $ 10.00
Fourth Quarter    $ 9.25    $ 8.75     $  8.75    $  8.75     $ 10.00   $ 10.00

         As of December 31, 2003, there were 822,250 shares of Common Stock outstanding, held by approximately 325 shareholders of record. Additionally, warrants to purchase 123,337 shares of common stock, at an exercise price of $10.00 per share, were granted to the organizers of the Company in connection with the Company's initial offering of shares. For additional information regarding the warrants, see ITEM 11 (below) and Note 12 to the Consolidated Financial Statements.

         Dividends. The Company has not paid any dividends to date. The payment of dividends by the Company will depend largely upon the ability of the Bank, its sole operating business, to declare and pay dividends to the Company, as the principal source of the Company's revenue will initially be from dividends paid by the Bank.

Dividends will depend primarily upon the Bank's earnings, financial condition and need for funds, as well as governmental policies and regulations applicable to the Company and the Bank. As anticipated, the Bank incurred losses during its initial phase of operations, and therefore the Bank did not pay any dividends to the Company. The Bank achieved month-to-month profitability in January 2003 and recorded its first profitable year in 2003. However, even if the Bank and the Company have earnings in an amount sufficient to pay dividends, the Board of Directors may determine to retain earnings for the purpose of funding the growth of the Company and the Bank.

         Regulations of the Federal Reserve Board and Maryland law place limits on the amount of dividends the Bank may pay to the Company without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. Additionally, without prior approval, the Bank may pay dividends only out of its undivided profits. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve Board has the same authority over bank holding companies.

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

         Issuer Repurchases of Securities During the Fourth Quarter of 2003.
         None.

         Recent Sales of Unregistered Shares.   None.

         Use of Proceeds: On February 22, 2000, the Company's registration statement on Form SB-2 (No. 333-91817) relating to its initial offering of common stock, $.01 par value, was declared effective by the Securities and Exchange Commission, and the offering commenced. On July 22, 2000, the Company's post-effective amendment no. 1 to the Company's registration statement was declared effective by the Securities and Exchange Commission, and the offering was extended to August 18, 2000. On June 29, 2000, subscriptions for 648,450 shares (not including 65,000 shares purchased by organizers in exchange for organizer shares previously issued for an aggregate of $650,000) were accepted and a closing was held with respect to those shares, resulting in net proceeds of $6,484,500. On August 18, 2000, escrow was broken with respect to an additional 99,150 shares, for additional gross proceeds of $991,150. Total proceeds of the offering, including organizer share purchases, were $8,222,500. No person or entity underwrote the Company's offering, which was made through the efforts of the Company's organizing directors and executive officers, with the limited assistance of Koonce Securities, Inc., in order to comply with the securities laws of certain of the states in which the shares were offered. Koonce receive a fee of $15,000 for its services in connection with the offering, and reimbursement of $1,026 for deposit delivery services. A total of $6,500,000 has been contributed through December 31, 2003 to the capital of the Bank for use in its lending and investment activities. An aggregate of $452,354 has been expended by the Bank in renovation and equipping of its main office. Of the remaining proceeds of the offering retained by the Company, the balance, approximately $1,178,651, is held in a demand deposit in the Bank to be used for Company expenses and other corporate purposes.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         The information required by this item is incorporated by reference to the material appearing under the caption "Management Discussion and Analysis" appearing at pages 2 to 13 of the Company's Annual Report to Shareholders for the year ended December 31, 2003.

ITEM 7.  FINANCIAL STATEMENTS.

         The information required by this item is incorporated by reference to the Consolidated Financial Statements appearing at pages 14 to 34 of the Company's Annual Report to Shareholders for the year ended December 31, 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Bank's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Bank's internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

         The Company's Articles of Incorporation provide that the number of Directors of CommerceFirst Bancorp, Inc. shall be not less than 3 or more than
25. The Bylaws provide that the number of Directors shall be fixed from time to time by the majority vote of the Directors then in office. On October 16, 2003, the Directors by unanimous vote increased the number of Directors from five (5) to nine (9). At that same meeting, the Directors by unanimous vote elected John
J. Barron, Charles L. Hurtt, Jr., CPA, Robert R. Mitchell and John A. Richardson, Sr. to fill those positions. The Company's Bylaws further provide that the Board of Directors shall be divided into three classes, with one class being elected each year for a three-year term. Mr. Hurtt was assigned to class 2004, Mr. Barron and Mr. Richardson were assigned to class 2005, and Mr. Mitchell was assigned to class 2006. Accordingly, each class now consists of three (3) Directors.

         The size of the Company's Board of Directors is currently set at nine
(9) Directors, with three (3) terms expiring this year. The Board of Directors has nominated three (3) persons for election as Directors at the Annual Meeting for three-year terms. The Board of Directors is also presenting for shareholder election, directors appointed to the Classes of 2005 and 2006 in October 2003. The nominees for election as Directors currently serve as members of the Board of Directors.

         Set forth below is a description of the principal occupation and business experience of each of the directors and executive officers of the Company. Except as expressly indicated below, each person has been engaged in his principal occupation for at least five years.

         Milton D. Jernigan, II. Mr. Jernigan, 49, an attorney engaged in private practice since 1982, is a co-founder and is a co-managing principal of the law firm of McNamee, Hosea, Jernigan, Kim, Greenan & Walker, P.A. Mr. Jernigan is the Resident Principal-in-Charge of the firm's Annapolis office. Mr. Jernigan's practice areas have included corporate, business, real estate, tax, banking and regulatory law and he has represented numerous businesses, companies and their owners in various corporate, real estate, tax and planning matters. Since 1984, Mr. Jernigan's practice has included representing various real estate, business and corporate clients, including banks and bank holding companies in organization, capital formation, mergers and acquisitions, general business, lending and other matters, including matters before the Federal Deposit Insurance Corporation, the Federal Reserve Board, the Federal Reserve Bank of Richmond, the Federal Reserve Bank of Cleveland, the Office of the Comptroller of the Currency, the Maryland State Bank Commissioner, the Securities and Exchange Commission and the Maryland State

Securities Commissioner. In 1989 Mr. Jernigan was one of the founding organizers and members of the Board of Directors of the former Commerce Bank in College Park, Maryland. Mr. Jernigan served as General Counsel to Commerce Bank from its organization until its acquisition by MainStreet BankGroup in December 1997. MainStreet BankGroup was subsequently acquired by BB&T Corporation in 1999. Commerce Bank's operations continue today as a part of BB&T Bank. From 1989 until 1993, Mr. Jernigan served as a member of the Board of Directors of Commerce Bank and served on its Executive, Loan, Compensation and Strategic Planning Committees. Mr. Jernigan is a resident of Annapolis, Maryland and is active in local chambers of commerce, service and civic organizations, including serving on the Board of Directors of the Annapolis and Anne Arundel County Chamber of Commerce and the Board of Trustees of the Anne Arundel County Bar Association. Mr. Jernigan is a founding organizer of the Company and its bank subsidiary and is a member of the Board of Directors of the Company, where he serves as Chairman of the Board. Mr. Jernigan also serves as a member of and as Chairman of the Board of Directors of CommerceFirst Bank, as a member and Chairman of the Executive Committee of the Board of CommerceFirst Bank and as a member of the Loan and Compensation Committees of the Bank. Mr. Jernigan's current term as director of the Company expires in 2005.

         Alvin R. Maier. Mr. Maier, 70, a private investor, until his retirement in 2001 was engaged in the business of manufacturing and selling building supplies as President of Ernest Maier, Inc. Mr. Maier had been a corporate officer of Ernest Maier, Inc. since 1955. Mr. Maier was one of the original organizers and directors of Commerce Bank. Mr. Maier served as Chairman of the Board of Commerce Bank (and following its acquisition by MainStreet) from 1989 until the acquisition of MainStreet by BB&T Corporation in 1999; he served on the bank's Executive, Loan, Compensation and Strategic Planning Committees. A Korean War veteran, Mr. Maier is a resident of Anne Arundel County and is active in several local service and civic organizations, including Rotary International in which he has a 33-year perfect attendance record. Mr. Maier is a founding organizer of the Company and a member of the Board of Directors of the Company and the Bank. Mr. Maier's current term as director of the Company expires in 2006.

         Richard J. Morgan. Mr. Morgan, 56, until joining the Company and the Bank, was involved as a cabinet level officer in the County Executive Administration, in the management of economic and community development programs, focusing on marketing, project and financial management, throughout Anne Arundel County as President and Chief Executive Officer of Anne Arundel Economic Development Corporation ("AAEDC"), a position he held since 1997. Mr. Morgan was awarded the 2002 Business Leader of the Year by both the Annapolis & Anne Arundel County Chamber of Commerce and the Anne Arundel County Entrepreneur's Exchange; the Service Excellence Award by the Anne Arundel Trade Council in 1998 and County Business Leader of the Year in 1994. From 1990 to 1997, Mr. Morgan served as President and Chief Executive Officer of Annapolis National Bank. Under Mr. Morgan's leadership, Annapolis National Bank became a successful, well-capitalized and profitable commercial bank and earned an "Outstanding" CRA rating. Annapolis National Bank became one of Maryland's top five SBA lenders and Mr. Morgan was selected as the SBA's Financial Services Leader of the Year for the State of Maryland in 1994. Mr. Morgan has also served as Chief Financial Officer and Group Vice President of the Toddson Company, Inc.; Chief Financial Officer and Group Vice President of the Phillips Corporation; Regional Vice President and Loan Officer of Maryland National Bank and served in commercial lending roles with Marine Midland Bank in New York from 1970 to 1977. At Maryland National Bank, he was responsible for building the commercial loan portfolio in the Washington suburban market from zero to $150 million. Mr. Morgan has over 30 years of banking and financial management experience and has served on numerous boards, commissions and community service groups in Annapolis and Anne Arundel County including as Board member and Assistant Treasurer of the Anne Arundel Medical Center; Board member and Chair of United Way of Anne Arundel County Board and Executive Committee; 2004 Chair of the Annapolis and Anne Arundel Chamber of Commerce (formerly Trade Council) and Chair of the Chamber's Economic Development Committee; member of the State of Maryland's Neighborhood Revitalization Loan Committee; Treasurer and member of the Executive Committee of the Maryland Economic Development Association; Board member of the Anne Arundel Community College Foundation; and Board member of Leadership Anne Arundel and Chair for the Executive Leadership Program. Mr. Morgan is a founding organizer of the Company and a member of the Board of Directors of the Company and the Bank. Mr. Morgan's current term as director of the Company expires in 2006.

         Lamont Thomas. Mr. Thomas, 63, until joining the Company and the Bank, served as the Executive Vice President and Treasurer (chief operating and financial officer) of Commerce Bank in College Park, Maryland from September 1989 until July 1999. Mr. Thomas was one of the original organizers and directors of Commerce Bank and served as a director until MainStreet's acquisition by BB&T in 1999. Mr. Thomas served on Commerce Bank's Executive, Asset/Liability and Strategic Planning Committees. From 1976 until the organization of Commerce Bank, Mr. Thomas managed numerous corporate functions of Citizens Bank of Maryland, a then $1.8 billion commercial bank in the Washington D.C. area. As Vice President and Treasurer, Mr. Thomas was also responsible for liaison with the Federal Deposit Insurance Corporation and the Maryland State Banking Department. Mr. Thomas is a founding organizer of the Company and a member of the Board of Directors of the Company and the Bank. Mr. Thomas's current term as director of the Company expires in 2004.

         John J. Barron. Mr. Barron, 58, is currently President of O'Neil Pools & Spas, a leading custom pool and spa design, build and service firm in Annapolis. From 1994 to 1999 he was Vice President of Business Development and Logistics at Day-Timers, Inc., a subsidiary of Fortune Brands, Inc. and provider of time management and organizational solutions. From 1985 to 1994 Mr. Barron served first as Senior Vice President - Operations and later as Senior Vice President - Manufacturing of ACCO USA, Inc., a leading global supplier of office products including such premier brands as Day-Timer, Swingline and ACCO. Mr. Barron has participated in the Executive Leadership Series, and is a member of Leadership Anne Arundel. Mr. Barron is a resident of Anne Arundel County. Mr. Barron is a member of the Board of Directors of the Company and the Bank. Subject to shareholder approval at the meeting, Mr. Barron's current term as a director of the Company expires in 2005.

         Edward B. Howlin, Jr. Mr. Howlin, 67, is the Chairman and Chief Executive Officer of Howlin Realty Management, Inc., a real estate holding, management and development firm, and of Edward B. Howlin, Inc., a management and holding company, and of its subsidiary companies, Dunkirk Supply, Inc. and Howlin Concrete, Inc. In addition to real estate management and development, the Howlin companies construct residential subdivisions and design, manufacture and sell construction components, systems and supplies to various commercial, residential and government projects primarily in Southern Maryland. Mr. Howlin is a founding organizer of the Company and a member of the Board of Directors of the Company and the Bank. Mr. Howlin's current term as director of the Company expires in 2004.

         Charles L. Hurtt, Jr., CPA. Mr. Hurtt, 57, is the founder and President of Charles L. Hurtt, Jr., P.A., a certified public accounting firm located in Pasadena, Maryland. In addition to providing traditional accounting and tax services to small and medium size businesses, the firm also assists clients in retirement and investment planning. Mr. Hurtt serves as a trustee for several privately held trusts. Mr. Hurtt has been involved in several charitable and civic organizations, including organizations involved in youth programs in Prince George's County and as a director of the Crusade Athletic League. Mr. Hurtt is also active in several professional associations, including the Maryland Society of Accountants, the National Society of Accountants and the Maryland Association of Certified Public Accountants. Mr. Hurtt is a director and President of the Hidden Harbour I Association in Ocean City, Maryland and is a resident of Anne Arundel County. Mr. Hurtt is a member of the Board of Directors of the Company and the Bank. Mr. Hurtt's current term as a director of the Company expires in 2004.

         Robert R. Mitchell. Mr. Mitchell, 61, until retiring in 1988 was the President of Mitchell Business Equipment, Inc., with which he served for over 20 years until its sale in 1988. Mitchell Business Equipment, Inc. represented several nationally known brands of general business equipment, providing sales and services to a wide range of clients, from small storefront retail operations to billion dollar corporations. Mr. Mitchell was one of the original organizers and directors of Commerce Bank and served as a director of Commerce Bank from 1989 until its acquisition by MainStreet in 1997. Mr. Mitchell served on Commerce Bank's Executive, Loan, Business Development and Strategic Planning Committees. Mr. Mitchell has served as an outside director of two privately held local business firms and is active in local service and civic organizations, including membership in Rotary International for 20 years, service on the Prince George's Salvation Army Local Board for 15 years and membership in the Anne Arundel Junior Golf Association for 6 years. Mr. Mitchell is a resident of Harwood, Maryland. Mr. Mitchell is a founding organizer of the Company and is a member of the Board of Directors of the Company and the Bank. Subject to shareholder approval at the meeting, Mr. Mitchell's current term as a director of the Company expires in 2006.

         John A. Richardson, Sr. Mr. Richardson, 60, until his retirement in April 2000 was engaged in electrical equipment and fixture sales as President of Branch Electric Supply Company, a position he had held since 1968. Mr. Richardson is also the President of Crofton Bowling Center and is a partner in numerous real estate investment partnerships located throughout Anne Arundel and Prince George's Counties and continues to work as a consultant and manages real estate. Mr. Richardson is a member of the National Bowling Proprietors Association. Mr. Richardson is a resident of Anne Arundel County. Mr. Richardson is a founding organizer of the Company and is a member of the Board of Directors of the Company and the Bank. Subject to shareholder approval at the meeting, Mr. Richardson's current term as a director of the Company expires in 2005.

         Audit Committee Financial Expert. The Board of Directors of the Company established a standing Audit Committee on October 16, 2003. The Audit Committee is currently comprised of Mr. Hurtt, Chairman and Messrs. Barron, Mitchell and Richardson. Each of the members of the Audit Committee is a non-employee, outside director, and is an "independent director" within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers. The Company Audit Committee is responsible for the review and evaluation of the Company's internal controls and accounting procedures. It also periodically reviews audit reports with the Company's independent auditors, recommends the annual appointment of such auditors, and reviews and approves the Company's quarterly and annual filings with the Securities and Exchange Commission. The audit committee is also responsible for pre-approving all audit and non-audit services provided by the independent auditors. Established in October 2003, the Company's Audit Committee met once during 2003. The Board of Directors has determined that Mr. Hurtt is an "audit committee financial expert" as defined under regulations of the Securities and Exchange Commission.

         Prior to the formation of the Company Audit Committee, the Audit Committee of the Bank served as the Audit Committee for the Company. The Bank Audit Committee reviewed and evaluated the Bank's internal controls and accounting procedures. It also periodically reviewed audit reports with the independent auditors and, from time to time, other consultants. The Bank Audit Committee is currently comprised of Mr. Hurtt, Acting Chairman, and Directors Barron, Delavan, Gray, Jernigan, Sr., Lombardo, Marino and Riddle. During the 2003 fiscal year, the Bank Audit Committee met three times.

         Section 16 Compliance.  Not applicable.

         Code of Ethics. The Company has adopted a Code of Ethics that applies to the President and Executive Vice President/Chief Financial Officer. The Company will provide a copy of the Code of Ethics without charge upon written request directed to Candace M. Springmann, Corporate Secretary, CommerceFirst Bancorp, Inc, 1804 West Street, Annapolis, Maryland 21401.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth a comprehensive overview of the compensation for all executive officers of the Company who received total salary and bonus of $100,000 or more during the fiscal years ended December 31, 2003.

                                    SUMMARY COMPENSATION TABLE

                                                                           Long-term
                                                                          Compensation
                                         Annual Compensation                  Awards
                                    ----------------------------        -----------------
                                                                            Securities          All Other
Name and Principal Position         Year       Salary        Bonus      Underlying Options    Compensation(s)
---------------------------         ----      --------       -----      ------------------    ---------------

Richard J. Morgan                   2003      $139,848         $0              0(1)              $6,928(2)
President and Chief Executive       2002      $135,000         $0              0                 $6,928(3(
Officer of the Company and          2001      $125,000         $0              0                 $6,696(4)
the Bank

Lamont Thomas                       2003      $134,972         $0              0(5)              $7,473(6)
Executive Vice President and        2002      $130,000         $0              0                 $7,473(7)
Chief Operating Officer of the      2001      $120,000         $0              0                 $7,117(8)
Company and the Bank

------------------------------------------------------
1 Mr. Morgan is entitled to receive options to purchase 10,000 shares of Common
  Stock, which have not yet been granted.
2 Represents insurance premium of $948 and car allowance of $5,980.
3 Represents insurance premium of $948 and car allowance of $5,980.
4 Represents insurance premium of $716 and car allowance of $5,980.
5 Mr. Thomas is entitled to receive options to purchase 7,500 shares of Common
  Stock, which have not yet been granted.
6 Represents insurance premium of $1,493 and car allowance of $5,980.
7 Represents insurance premium of $1,493 and car allowance of $5,980.
8 Represents insurance premium of $1,137 and car allowance of $5,980.

         Employment Agreements. Mr. Morgan and Mr. Thomas each has an employment agreement with the Company pursuant to which they serve as President and Chief Executive Officer of the Bank, and Executive Vice President and Chief Operating Officer of the Bank, respectively.

         President's Employment Agreement. Under his employment agreement, Mr. Morgan is entitled to receive a 2004 base salary of $140,000, a term life insurance policy in the amount of $300,000, and options (which have not yet been issued) to purchase 10,000 shares of common stock at an exercise price of $10.00 per share. Mr. Morgan is also entitled to receive bonuses and additional grants of options as determined by the Board of Directors, and to participate in all other health, welfare, benefit, stock, option and bonus plans, if any, generally available to officers or employees of the Company. Mr. Morgan is also entitled to the use of a leased vehicle or a comparable vehicle allowance. The term of Mr. Morgan's employment agreement expires on August 15, 2009 unless sooner terminated. If the agreement is terminated by the Company without cause, the Company will continue to pay Mr. Morgan his annual compensation and benefits as severance compensation for a period of 12 months. In the event of any change in control (as defined) of the Company, Mr. Morgan may continue his employment, execute a new employment agreement on mutually agreeable terms or resign his employment. In the event that Mr. Morgan resigns or is terminated within 12 months of the change in control, Mr. Morgan will be entitled to the sum of twice the base salary and bonuses paid to him during the 12 months immediately preceding the change in control.

         Executive Vice President's Employment Agreement. Under his employment agreement, Mr. Thomas is entitled to receive a 2004 base salary of $135,000, a term life insurance policy in the amount of $200,000, and options (which have not yet been issued) to purchase 7,500 shares of common stock at an exercise price of $10.00 per share. Mr. Thomas is also entitled to receive bonuses and additional grants of options as determined by the Board of Directors, and to participate in all other health, welfare, benefit, stock, option and bonus plans, if any, generally available to officers or employees of the Company. Mr. Thomas is also entitled to the use of a leased vehicle or a comparable vehicle allowance. The term of Mr. Thomas' employment agreement expires on August 15, 2009 unless sooner terminated. If the agreement is terminated by the Company without cause, the Company will continue to pay Mr.

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

         Employee Benefit Plans. The Bank provides a benefit program that includes health and dental insurance, life and long term and short-term disability insurance and a 401(k) plan under which the Company commenced in 2003 a 50% match of eligible employee contributions up to 6% of base salary.

DIRECTOR COMPENSATION

          Directors of the Company and Bank did not receive compensation for membership on the Board or attendance at Board or committee meetings in 2003; however, such compensation may be considered at some future date. Under his employment agreement with the Company, Mr. Jernigan is entitled to receive $34,500 in 2004 for service as Chairman of the Boards of Directors of the Company and the Bank, a term life insurance policy in the amount of $100,000, and options (which have not yet been issued) to purchase 2,500 shares of common stock at an exercise price of $10.00 per share. He is also entitled to receive cash bonuses and additional grants of options as determined by the Board of Directors. The term of Mr. Jernigan's employment agreement expires on August 15, 2009. If the agreement is terminated by the Company without cause, the Company will continue to pay his annual compensation and benefits as severance compensation for a period of 12 months. In the event of any change in control (as defined) of the Company, Mr. Jernigan may continue his employment, execute a new employment agreement on mutually agreeable terms or resign his employment. In the event that Mr. Jernigan resigns or is terminated within 12 months of the change in control, Mr. Jernigan will be entitled to the sum of twice the base salary and bonuses paid to him during the 12 months immediately preceding the change in control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information as of December 31, 2003 concerning the number and percentage of shares of the Company's Common Stock beneficially owned by its directors, nominee for director, executive officers the compensation of which is disclosed herein, and by its directors and all executive officers as a group, as well as information regarding each other person known by the Company to own in excess of 5% of the outstanding Common Stock. Except as otherwise indicated, all shares are owned directly, and the named person possesses sole voting and sole investment power with respect to all such shares. Except as set forth below, the Company knows of no other person or persons, who beneficially own in excess of 5% of the Company's Common Stock. Further, the Company is not aware of any arrangement that at a subsequent date may result in a change of control of the Company.

                            SECURITY OWNERSHIP TABLE

Name                               Age   Position                         Number of Shares   Percentage(1)
----------------------------------------------------------------------------------------------------------

Milton D. Jernigan II               49   Chairman of the Board of the          35,476(2)          4.27%
                                         Company and the Bank

Alvin R. Maier                      70   Vice Chairman and Treasurer           95,065(3)         11.33%
9115 A Bursa Road                        of the Company; Vice Chairman
Laurel MD 20723                          of the Bank

Richard J. Morgan                   56   President and CEO of the              13,072(4)          1.58%
                                         Company and the Bank

Lamont Thomas                       63   Executive Vice President of the       28,124(5)          3.39%
                                         Company and the Bank; Treasurer
                                         of the Bank

John J. Barron                      58   Director of the Company and Bank      10,000             1.22%

Edward B. Howlin, Jr.               67   Director of the Company and Bank     120,320(6)         14.28%
2880 Dunkirk Way
Dunkirk MD 20754

Charles L. Hurtt, Jr., CPA          57   Director of the Company and Bank       5,000             0.61%

Robert R. Mitchell                  61   Director of the Company and Bank      28,064(7)          3.38%

John A. Richardson, Sr.             60   Director of the Company and Bank      28,964(8)          3.49%
                                                                              --------           -----

All directors and executive officers of
the Company as a group (9 persons)                                            364,085(9)         40.51%

1 Represents percentage of 822,250 shares issued and outstanding as of March 1, 2004, except with respect to individuals holding warrants to acquire common stock exercisable within sixty days of March 1, 2004, in which event represents percentage of shares issued and outstanding as of March 1, 2004 plus the number of such options or warrants held by such person, and all directors and officers as a group, which represents percentage of shares outstanding as of March 1, 2004 plus the number of such warrants held by all such persons as a group.. At March 1, 2004 there were 123,337 outstanding warrants that were exercisable at any time at an exercise price of $10.00 per share. At March 1, 2004, there were no outstanding options exercisable within 60 days of March 1, 2004.
2        Includes warrants to purchase 8,876 shares. Does not include options to purchase 2,500 shares, which have not been physically issued.
3        Includes warrants to purchase 16,965 shares.
4        Includes warrants to purchase 6,072 shares. Does not include options to purchase 10,000 shares, which have not been physically issued.
5        Includes warrants to purchase 8,124 shares. Does not include options to purchase 7,500 shares, which have not been physically issued.
6        Includes warrants to purchase 20,320 shares.
7        Includes warrants to purchase 8,064 shares.
8        Includes warrants to purchase 8,064 shares.
9 Includes warrants to purchase 76,485 shares. Does not include options to purchase 20,000 shares, which have not been physically issued

         Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth information regarding outstanding options and other rights to purchase common stock under the Company's compensation plans.

                                        EQUITY COMPENSATION PLAN INFORMATION

                                                                                             Number of securities
                                                                                              remaining available
                                                                                              for future issuance
                                       Number of securities           Weighted average            under equity
                                           to be issued               exercise price of         compensation plans
                                    upon exercise of outstanding     outstanding options,     (excluding securities
       Plan category                options, warrants and rights     warrants and rights      reflected in column (a)
---------------------------------------------------------------------------------------------------------------------
                                               (a)                          (b)                        (c)

Equity compensation plans
approved by security holders (1)                0                           N/A                         0
Equity compensation plans not
approved by security holders               123,337(1)                    123,337(1)                143,337(1)
                                           ---------                     ----------                ----------
              Total                        123,337(1)                    123,337(1)                143,337(1)
                                           ==========                    ==========                ==========

(1) Column (c) includes, and column (a) reflects, 123,337 shares of common stock subject to issuance upon the exercise of warrants issued to organizers of the Company and Bank under the Organizer's Agreement and related Warrant Plan, as amended and restated, which provided for the issuance to organizers of warrants to purchase an aggregate of 15% of the number of shares sold in the Company's initial registered offering of shares of its common stock. The warrants are fully vested, and have a term ending in August 2010. The warrants are subject to call by the Company upon the occurrence of certain events, and are subject to mandatory exercise or forfeiture upon certain regulatory events. Column (c) also includes, and column (a) does not reflect, options to purchase 20,000 shares of common stock at an exercise price of $10.00 per share issuable to certain officers of the Company under their employment agreements, described in response to Item 10 hereof. No additional options are required to be issued under the employment agreements.

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

         The maximum aggregate amount of loans during 2003 to officers, directors and their related interests amounted to $4,573,154, representing approximately 100.1% of the Company's total shareholders' equity at December 31, 2003. In the opinion of the Board of Directors, the terms of these loans are no less favorable to the Bank than terms of the loans from the Bank to unaffiliated parties. On December 31, 2003, the aggregate amount of loans outstanding to officers, directors or their related interests was $4,193,424. At the time each loan was made, management believed that the loan involved no more than the normal risk of collectibility and did not present other unfavorable features. None of such loans were classified as Substandard, Doubtful or Loss.

         During 2003, the Bank paid a computer consulting firm of which Mr. Watson, a director of the Bank, is a principal, $29,606 for computer equipment, software support and related services; and in 2002, $4,831 for similar services. During 2003, the Company and the Bank paid the law firm of which Mr. Jernigan, the Chairman of the Board of Directors, is a principal, $22,946 for legal services; and in 2002, $21,267 for similar services. During 2003, the Bank paid $94,460 for various group insurance benefits for which Mr. Watts, a director of the Bank, will ultimately received commission compensation; and in 2002, $82,749 for similar services. The Company and Bank believe that the terms of these transactions were at least as favorable to the Company and Bank as could have been obtained from unaffiliated parties.

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

23            Consent of Trice Geary & Myers, LLC
31(a)         Certification of Richard J. Morgan, President and CEO
31(b)         Certification of Lamont Thomas, Executive Vice President and CFO
32(a)         Certification of Richard J. Morgan, President and Chief Executive
              Officer
32(b)         Certification of Lamont Thomas, Executive Vice President and Chief
              Financial Officer
99(a)         Amended and Restated Organizers Agreement (4)
-----------------------------
(1) Incorporated by reference to exhibit of the same number filed with the Company's Registration Statement on Form SB-2, as amended, (File No. 333-91817)
(2) Incorporated by reference to exhibit 10(b) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333-91817)
(3) Incorporated by reference to exhibits 10(c) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333-91817)
(4) Incorporated by reference to Exhibit 4 to the Company's to Registration Statement on Form S-8 (File No. 333-109138)

(3)      (b) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of 2002.

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES PAID TO INDEPENDENT ACCOUNTING FIRM

         Audit Fees. During 2003, the aggregate amount of fees billed to the Company by Trice Geary & Myers LLC for services rendered by it for the audit of the Company's financial statements and review of financial statements included in the Company's reports on Form 10-Q, and for services normally provided in connection with statutory and regulatory filings was $37,000. In 2002, Trice Gary & Myers LLC billed $35,000 for such services.

         Audit-Related Fees. During 2003, the aggregate amount of fees billed to the Company by Trice Geary & Myers LLC for assurance and consultation concerning financial accounting and reporting standards reasonably related to the performance of the audit services rendered by it was $3,263. In 2002, Trice Geary & Myers LLC billed $ 0 for such services.

         Tax Fees. During 2003, the aggregate amount of fees billed to the Company by Trice Geary & Myers LLC for tax compliance services was $2,500. In 2002, Trice Geary & Myers LLC billed $2,500 for such services.

         Other Fees. Trice Geary and Myers did not bill the Company any amounts for other services during 2003 and 2002.

         None of the engagements of Trice Geary & Myers LLC to provide services other than audit services was made pursuant to the de minimus exception to the pre-approval requirement contained in the rules of the Securities and Exchange Commission and the Company's audit charter.

         The audit committee is also responsible for the pre-approval of all non-audit services provided by the independent auditors. Non-audit services are only provided by the Company's auditors to the extent permitted by law. Pre-approval is required unless a "de minimus" exception is met. To qualify for the "de minimus" exception, the aggregate amount of all such non-audit services provided to the Company must constitute not more than five percent of the total amount of revenues paid by the Company to its independent auditors during the fiscal year in which the non-audit services are provided; such services were not recognized by the Company at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the committee and approved prior to the completion of the audit by the committee or by one or more members of the committee to whom authority to grant such approval has been delegated by the committee.

                                   SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COMMERCEFIRST BANCORP, INC


March  5, 2004                        By: /s/ Richard J. Morgan
                                          ------------------------------------
                                          Richard J. Morgan, President and CEO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          NAME                                 POSITION                        DATE

/s/ Milton D. Jernigan II          Chairman of the Board of Directors          March 9, 2004
---------------------------           of the Company and the Bank
Milton D. Jernigan II


/s/ Alvin R. Maier               Vice Chairman of the Board of Directors       March 9, 2004
---------------------------            of the Company and the Bank;
Alvin R. Maier                           Treasurer of the Company

/s/ Richard J. Morgan              Director, President and CEO of the          March 9, 2004
---------------------------               Company and the Bank
Richard J. Morgan

/s/ Lamont Thomas                 Director and Executive Vice President        March 9, 2004
---------------------------            of the Company and the Bank;
Lamont Thomas                             Treasurer of the Bank

/s/ John J. Barron                Director of the Company and the Bank         March 9, 2004
---------------------------
John J. Barron

/s/ Edward B. Howlin, Jr.         Director of the Company and the Bank         March 9, 2004
---------------------------
Edward B. Howlin, Jr.

/s/ Charles L. Hurtt, Jr., CPA    Director of the Company and the Bank         March 9, 2004
---------------------------
Charles L. Hurtt, Jr., CPA

/s/ Robert R. Mitchell            Director of the Company and the Bank         March 9, 2004
---------------------------
Robert R. Mitchell

/s/ John A. Richardson, Sr.       Director of the Company and the Bank         March 9, 2004
---------------------------
John A. Richardson, Sr.