Form 10QSB
period 2004-03-31
COMMERCEFIRST BANCORP INC
filed 2004-04-30
CIK 1098813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

                                       OR

( )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from                to
                                                 --------------    -----------

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

         As of April 28, 2004, there were 822,250 shares of the issuer's common stock, $0.01 par value, outstanding.

         Transitional Small Business Disclosure Format:       Yes [ ]   No [X]

                           COMMERCEFIRST BANCORP, INC.

                                   FORM 10-QSB

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION                                           PAGE(S)
                                                                         -------

Item 1 - Financial Statements

     Consolidated Balance Sheets - March 31, 2004 (Unaudited)              1
       and December 31, 2003 (Audited)

      Consolidated Statements of Income                                    2
           o Three-month period ended March 31, 2004 (Unaudited)
           o Three-month period ended March 31, 2003 (Unaudited)

     Consolidated Statements of Comprehensive Income                       3
           o Three-month period ended March 31, 2004 (Unaudited)
           o Three-month period ended March 31, 2003 (Unaudited)

     Consolidated Statements of Cash Flows                                 4
           o Three-month period ended March 31, 2004 (Unaudited)
           o Three-month period ended March 31, 2003 (Unaudited)

     Notes to Consolidated Financial Statements                            5-6

Item 2 - Management's Discussion and Analysis of Financial Condition       7-11
         and Results of Operations

Item 3 - Controls and Procedures                                           12

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
Item 2 - Changes in Securities and Small Business Issuer
         Purchases of Equity Securities
Item 3 - Default upon Senior Securities
Item 4 - Submission of Matters to a Vote of Security Holders
Item 5 - Other Information
Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2004 AND DECEMBER 31, 2003


                                                         MARCH 31, 2004    December 31, 2003
                                                           (UNAUDITED)        (Audited)
ASSETS

Cash and due from banks                                   $  2,070,235       $  2,374,141
Federal funds sold                                          11,324,576          8,583,257
                                                          ------------       ------------
          Cash and cash equivalents                         13,394,811         10,957,398
Investment securities available-for-sale,
     at fair value                                           8,102,505          7,087,190
Federal Reserve Bank stock, at cost                            137,050            132,450
Atlantic Central Bankers Bank stock, at cost                    37,000             37,000
Maryland Financial Bank stock, at cost                          25,000             25,000
Loans, less allowance for credit losses
     of $659,862 (2004) and $604,100 (2003)                 33,398,725         32,687,894
Premises and equipment, at cost, less
     accumulated depreciation                                   86,882             90,625
Accrued interest receivable                                    185,873            172,811
Other assets                                                   136,573            104,706
                                                          ------------       ------------
          TOTAL ASSETS                                    $ 55,504,419       $ 51,295,074
                                                          ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
     Noninterest-bearing demand                           $  8,995,358       $  9,387,230
     Interest-bearing                                       33,095,670         31,226,110
                                                          ------------       ------------
          Total deposits                                    42,091,028         40,613,340
Securities sold under agreements to repurchase               7,284,263          4,693,879
Accrued interest payable on deposits                            19,150             17,709
Other liabilities                                              275,139            219,076
                                                          ------------       ------------
     TOTAL LIABILITIES                                      49,669,580         45,544,004
                                                          ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, par value $.01, authorized 4,000,000
      shares; issued and outstanding 822,250 shares;             8,223              8,223
Surplus                                                      8,099,012          8,099,012
Accumulated deficit                                         (2,321,896)        (2,395,590)
Accumulated other comprehensive income                          49,501             39,425
                                                          ------------       ------------
     TOTAL STOCKHOLDERS' EQUITY                              5,834,839          5,751,070
                                                          ------------       ------------
     TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                             $ 55,504,419       $ 51,295,074
                                                          ============       ============

      The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                                            THREE MONTHS      Three Months
                                                               ENDED             Ended
                                                           MARCH 31, 2004    March 31, 2003
                                                             (UNAUDITED)       (Unaudited)
INTEREST INCOME ON:
     Commercial and industrial loans, including fees          $331,153          $338,494
     Installment loans, including fees                              --                --
     Real estate secured loans, including fees                 224,419           203,351
     U.S. Treasury securities                                   48,611            46,512
     Other investments                                           3,359             2,732
     Federal funds sold                                         15,304            10,384
                                                              --------          --------
              Total interest income                            622,846           601,473
                                                              --------          --------
INTEREST EXPENSE ON:
     Deposits                                                  113,160           137,891
     Securities sold under agreements to repurchase              6,310            11,862
                                                              --------          --------
               Total interest expense                          119,470           149,753
                                                              --------          --------
                 NET INTEREST INCOME                           503,376           451,720
                                                              --------          --------
PROVISION FOR CREDIT LOSSES                                     45,000            45,000
                                                              --------          --------
                 NET INTEREST INCOME AFTER
                    PROVISION FOR CREDIT LOSSES                458,376           406,720
                                                              --------          --------
OTHER INCOME:
     Gain on sale of SBA loan                                   37,660                --
     Service charges                                            84,836            79,687
                                                              --------          --------
                                                               122,496            79,687
                                                              --------          --------
OTHER EXPENSES:
     Salaries and benefits                                     318,023           265,987
     Legal and professional                                     17,640            23,621
     Loan collection expenses                                    7,005             2,558
     Rent and occupancy                                         50,460            47,912
     Marketing and business development                          7,430             5,813
     Insurance                                                   8,336             6,276
     Data processing                                            15,585            12,636
     Support services                                           24,564            22,401
     Depreciation and amortization                              18,082            33,011
     Other expenses                                             40,051            40,699
                                                              --------          --------
                 Total other expenses                          507,177           460,914
                                                              --------          --------
INCOME BEFORE INCOME TAX                                        73,695            25,492
FEDERAL AND STATE INCOME TAX EXPENSE                                --                --
                                                              --------          --------
NET INCOME                                                    $ 73,695          $ 25,492
                                                              ========          ========

BASIC AND DILUTED INCOME PER SHARE
     OF COMMON STOCK                                          $   0.09          $   0.03
                                                              ========          ========
WEIGHTED AVERAGE SHARES OF
     COMMON STOCK OUTSTANDING
                                                               822,250           822,250
                                                              ========          ========

      The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                                        THREE MONTHS      Three Months
                                                           ENDED             Ended
                                                       MARCH 31, 2004    March 31, 2003
                                                         (UNAUDITED)       (Unaudited)
Net income                                                $ 73,695          $ 25,492

Other comprehensive income (loss), net of tax:

    Unrealized holding gain (loss) on securities
    available-for-sale during the period,
    net of deferred taxes                                   10,076           (10,586)
                                                          --------          --------

Comprehensive income                                      $ 83,771          $ 14,906
                                                          ========          ========

      The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                                                              THREE MONTHS           Three Months
                                                                                 ENDED                   Ended
                                                                             MARCH 31, 2004         March 31, 2003
                                                                              (UNAUDITED)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                               $     73,695           $     25,492
     Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
         Depreciation, amortization and accretion                                   21,160                 35,730
         Provision for credit losses                                                45,000                 45,000
         Provision for losses on unfunded commitments                                1,500                  1,500
         Change in assets and liabilities:
            Increase in accrued interest receivable                                (13,063)               (35,440)
            Decrease (increase) in other assets                                    (31,867)                85,758
            Increase (decrease) in accrued interest payable                          1,441                 (2,772)
            Increase in other liabilities                                           49,370                 20,498
                                                                              ------------           ------------
            Net cash provided by operating activities                              147,236                175,766
                                                                              ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of available-for-sale securities                                 (1,003,125)            (2,032,500)
     Purchase of FRB stock                                                          (4,600)                    --
     Increase in loans, net                                                       (755,831)            (3,075,833)
     Purchases of premises and equipment                                           (14,340)                (4,653)
                                                                              ------------           ------------
            Net cash used by investing activities                               (1,777,896)            (5,112,986)
                                                                              ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in noninterest-bearing deposits, net                                (391,871)              (541,834)
     Increase in time deposits, net                                              1,869,560              1,141,240
     Increase in securities sold under agreements to repurchase, net             2,590,384              3,339,178
                                                                              ------------           ------------
            Net cash provided by financing activities                            4,068,073              3,938,584
                                                                              ------------           ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 2,437,413               (998,637)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  10,957,398             11,462,546
                                                                              ------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 13,394,811           $ 10,463,909
                                                                              ============           ============
Supplemental Cash Flow Information:
     Interest payments                                                        $    118,029           $    152,526
                                                                              ------------           ------------
     Income tax payments                                                                --                     --
                                                                              ------------           ------------
     Total increase (decrease) in unrealized appreciation/
         depreciation on available-for-sale securities                              15,267                (16,040)
                                                                              ------------           ------------

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

         The financial data at December 31, 2003 are derived from audited consolidated financial statements that are included in the Company's Annual Report for the year ended December 31, 2003. The financial data at March 31, 2004 and 2003 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.

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

         Accounting Policies:

         There have been no changes in accounting policies used by the Company during the quarter ended March 31, 2004. The sale of an SBA loan and related servicing has been accounted for in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". All future sales and servicing will be accounted for in accordance with the same pronouncement.

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

NOTE 3.  NET INCOME (LOSS) PER COMMON SHARE

         Net income per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. There are no common stock equivalents resulting from dilutive stock options.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  STOCK-BASED COMPENSATION

         The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its warrant plan. As such, no compensation expenses related to the stock-based compensation plan were recorded during the three month periods ended March 31, 2004 and 2003. If compensation costs for the Company's stock-based compensation plan had been determined based on applying the fair value and disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", no material change in reported net income would have resulted.

NOTE 5.  RELATED PARTY TRANSACTIONS

         The Company paid $5,370 during the first quarter of 2004 for legal expenses to a law firm of which the Chairman of the Board of the Company and the Bank is also a principal.

         The Company paid $4,758 during the first quarter of 2004 for support services and equipment to a computer-consulting firm of which a Director of the Bank is also a principal.

         The Company also paid $30,176 during the first quarter of 2004 for various group insurance benefits for which a Director of the Bank will ultimately receive commission compensation.

         Executive officers, directors and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At March 31, 2004 the amounts of such loans outstanding were $3,670,313.

         Deposit balances of executive officers, directors and their affiliated interests totaled $7,792,982 at March 31, 2004. Affiliated interests of directors also held $1,254,638 in securities sold under agreements to repurchase at March 31, 2004.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

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

             Outstanding unused lines of credit as of March 31, 2004 are as follows:

                   Loan commitments:
                        Commercial                   $10,590,500
                   Unused lines of credit:
                        Commercial lines             $ 8,897,363

                   Letters of Credit                 $    50,000

              Developments:

         In April 2004, the directors of the Bank authorized filing with the appropriate regulatory authorities a request to establish a branch office in Prince George's County. Preliminary lease negotiations for suitable space have been undertaken.

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

1. RESULTS OF OPERATIONS.

     General. The Company reported a net profit of $73,695 for the three-month period ended March 31, 2004, as compared to a net profit of $25,492 for the three-month period ended March 31, 2003. These results are attributed exclusively to the results of operations of the Bank and are in line with management's expectations. The Bank achieved month-to-month profitability in January 2003 and maintained that status throughout the fifteen-month period ending March 31, 2004.

     Net Interest Income. Net interest income is the difference between interest earned on various assets (principally loans and investments) and interest expense incurred to attract and retain deposits (principally money market deposit accounts and certificates of deposit) and other funding (principally repurchase agreements) used to support those assets. Additional sources of funding include capital and non-interest-bearing demand deposits, and, to a lesser extent, NOW accounts and savings accounts. The net interest income for the three-month period ended March 31, 2004 was $503,376, as compared to $451,720 for the same period in 2003. Total interest income for the three-month period ended March 31, 2004 was $622,846, as compared to $601,473 for the same period in 2003. Total interest expenses for the comparable periods in 2004 and 2003 were $119,470 and $149,753, respectively. The increase in net interest income is jointly the result of increased balances of earning assets and decreased average rates paid for deposits and other funding.

     The following table shows the average balances and the rates of the various categories of the Company's assets and liabilities. The table includes a measurement of spread and margin. Interest spread is the mathematical difference between the average interest earned on interest earning assets and interest paid on interest bearing liabilities. Interest margin represents the net interest yield on interest earning assets and is derived by dividing net interest income by average interest earning assets. Management believes the interest margin gives a reader a better indication of asset earning results when compared to peer groups or industry standards. Nonperforming loans are included in average balances in the following table.

                 CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
                 -----------------------------------------------

(Dollars in thousands)


                                                  MARCH 31, 2004                    March 31, 2003
                                                  --------------                    --------------

                                           AVERAGE              YIELD/       Average              Yield/
                                           BALANCE   INTEREST    RATE        Balance   Interest    Rate
                                          --------   --------   ------      --------   --------   ------
    ASSETS
    Total loans (1)                       $ 33,752        556    6.62%      $ 31,860        542    6.90%
    Investment securities (2)                7,401         52    2.82%         7,034         49    2.83%
    Federal funds sold                       6,721         15    0.92%         3,596         10    1.13%
                                          --------   --------    ----       --------   --------    ----
    TOTAL INTEREST-EARNING ASSETS         $ 47,874        623    5.23%      $ 42,490        601    5.74%
                                          --------   --------    ----       --------   --------    ----
    Less allowance for credit losses          (630)                             (682)
    Cash and due from banks                  2,029                             1,466
    Premises and equipment, net                 96                               165
    Other assets                               360                               374
                                          --------                          --------
         TOTAL ASSETS                     $ 49,729                          $ 43,813
                                          ========                          ========

    LIABILITIES AND STOCK-
        HOLDERS' EQUITY
    Interest-bearing demand deposits      $  1,367          1    0.22%      $    577          1    0.48%
    Money market deposit accounts           13,886         24    0.70%        13,643         43    1.28%
    Savings                                    222          0    0.25%           219          0    0.89%
    Certificates of deposit                 13,525         88    2.62%        12,642         94    3.00%
    Repurchase agreements                    5,806          6    0.44%         5,530         12    0.87%
                                          --------   --------    ----       --------   --------    ----
    TOTAL INTEREST-BEARING
         LIABILITIES                      $ 34,806        119    1.38%      $ 32,611        150    1.86%
                                          --------   --------    ----       --------   --------    ----

    Non-interest-bearing demand deposits  $  8,914                          $  5,365
    Other liabilities                          224                               197
    Stockholders' equity                     5,785                             5,640
                                          --------                          --------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY             $ 49,729                          $ 43,813
                                          ========                          ========

    Net interest income                              $    503                          $    451
                                                     ========                          ========

    Net interest spread                                          3.85%                             3.88%
                                                                 ====                              ====


    Net interest margin                                          4.23%                             4.31%
                                                                 ====                              ====

(1) Interest income on loans includes net fees of $9,403 in 2004 and $9,620 in 2003.

(2) Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholders' equity.

     Non-Interest Income. Non-interest income principally consists of deposit account services charges. For the three-month period ended March 31, 2004, such charges amounted to $84,836 as compared to $79,687 for the same period in 2003. In addition, the Bank developed an additional source of non-interest income, recording a gain of $37,660 from the sale of the guaranteed portion of a Small Business Administration loan. Generally, the Bank intends to sell the guaranteed portion of most additional SBA loans resulting in a continuing stream of income that will vary from quarter to quarter, depending in part upon the amount actually sold. As the Bank continues to develop these and additional sources of income, it is expected that non-interest income will continue to be a significant contributor to the overall profitability of the Company, although there can be no assurance of this.

     Non-Interest Expense. Non-interest expense totaled $507,177 for the three-month period ended March 31, 2004 as compared to $460,914 for the same period in 2003. In each period, salary and benefit expense was the largest component: $318,023 and $265,987 in 2004 and 2003, respectively. The increases are attributable to additional personnel and to non-management level salary increases. These amounts are in line with projections and are deemed necessary to attract and retain qualified personnel essential to the growth and continued profitability of the Bank and the Company.

     Provision for Credit Losses. The provision for credit losses represents the expense recognized to fund the allowance for credit losses. At March 31, 2004, the allowance for credit losses stood at $659,862, or 1.94% of outstanding gross loans. Of this amount, general reserves are $339,155 and specific reserves are $320,707.

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

     The activity in the allowance for credit losses is shown in the following table:

                           ALLOWANCE FOR CREDIT LOSSES
                           ---------------------------

     (Dollars in thousands)
                                           MARCH 31, 2004     March 31, 2003
                                           --------------     --------------

     Balance at beginning of year               $604               $655
     Provision for credit losses                  45                 45
     Loans charged off                            --                 --
     Recoveries                                   11                  7
                                                ----               ----
     Balance at end of period                   $660               $707
                                                ====               ====

     Additionally, the Bank has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At March 31, 2004, the balance of this reserve was $19,500. The reserve, based on evaluations of the collectibility of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

     Asset Quality. In its lending activities, the Bank seeks to develop sound credits with customers who will grow with the Bank. There has not been an effort to rapidly build the portfolio and earnings at the sacrifice of asset quality. At the same time, the extension of credit inevitably carries some risk of non-payment (see Provision for Credit Losses).

     At March 31, 2004, the Bank had three loans totaling $273,482 in non-accrual status. Two of these loans, in the amounts of $198,621 and $61,030, carry Small Business Administration guarantees of 75% and 85%, respectively.

     Specific reserves of $66,802 have been allocated for these loans. There were no accrual loans past due thirty days or more, no restructured loans and no real estate owned. Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more.

     The following table shows an analysis of nonperforming assets at the dates indicated:

                        ANALYSIS OF NONPERFORMING ASSETS
                        --------------------------------

     (Dollars in thousands)

                                               MARCH 31, 2004  December 31, 2003
                                               --------------  -----------------

     Nonaccrual loans
         Commercial                                 $273             $391
     Accrual loans - Past due 90 days or more         --               --
     Restructured loans                               --               --
     Real estate owned                                --               --
                                                    ----             ----
         Total nonperforming assets                 $273             $391
                                                    ====             ====

     In addition, at March 31, 2004, there were two related commercial loans totaling $310,074 considered to be potential problem loans. One of these loans in the amount of $150,814 carries an 80% Small Business Administration guarantee. Specific reserves of $160,164 have been allocated for these loans. For these purposes, a "potential problem loan" is defined as a loan which is not included in the past due, non-accrual or restructured categories but for which known information about possible credit problems causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms.

     Finally, at March 31, 2004, there were four commercial loans (three related) totaling $514,479, while not considered potential problem loans and generally well secured by collateral and/or Small Business Administration guarantees, which do exhibit characteristics that warrant closer scrutiny and attention to these credits than would otherwise be appropriate. Specific reserves of $94,253 have been allocated to these credits.

2. FINANCIAL CONDITION.

     General. The Company's assets at March 31, 2004 were $55.5 million, an increase of $4.2 million or 7.5%, from December 31, 2003, principally due to increases in the investment portfolios, funded by increases in the core funding portfolios. At March 31, 2004, gross loans totaled $34.1 million, principally commercial term loans and lines of credit ($21.8 million) and real estate secured term loans ($12.3 million). By comparison, at December 31, 2003, gross loans totaled $33.3 million, principally commercial term loans and lines of credit ($20.9 million) and real estate secured term loans ($12.4 million). At March 31, 2004, deposits totaled $42.1 million, principally money market deposit accounts ($15.3 million), certificates of deposit ($14.4 million) and demand deposits ($9.0 million). By comparison, deposits at December 31, 2003 totaled $40.6 million, principally money market deposit accounts ($16.2 million), certificates of deposits ($13.2 million) and demand deposits ($9.4 million). A significant additional funding source is provided by the securities sold under agreement to repurchase program. At March 31, 2004, balances in this program totaled $7.3 million in comparison to $4.7 million at December 31, 2003. On March 31, 2004 and on December 31, 2003 respectively, non-performing assets of approximately $273,000 and $391,000 were in non-accrual status. Federal funds sold totaled $11.3 million at March 31, 2004 as compared to $8.6 million on December 31, 2003. Investments (principally U.S. Treasury securities and Federal Reserve Bank stock) were $8.3 million at March 31, 2004 as compared to $7.3 million at December 31, 2003.

     Loan Portfolio. The composition of the loan portfolio by category is shown in the following table:

                          COMPOSITION OF LOAN PORTFOLIO
                          -----------------------------

     (Dollars in thousands)


                                        MARCH 31, 2004            December 31, 2003
                                        --------------            -----------------
                                    BALANCE     PERCENTAGE      Balance     Percentage
                                                 OF TOTAL                    of total
                                                  LOANS                       loans
Commercial                          $ 21,798       63.94%       $ 20,867       62.61%
Real estate - commercial mortgage     12,296       36.06%         12,462       37.39%
Installment loans to individuals          --        0.00%             --        0.00%
                                    --------      ------        --------      ------
Gross loans                           34,094      100.00%         33,329      100.00%
                                                  ======                      ======
Less allowance for credit losses        (660)                       (604)
Less unearned fees                       (35)                        (37)
                                    --------                    --------
Loans, net                          $ 33,399                    $ 32,688
                                    ========                    ========

3. LIQUIDITY AND CAPITAL RESOURCES.

     The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. The Bank's principal sources of funds for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits, and the payment for checks drawn upon it. The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions and Federal funds sold. The levels of such assets are dependent on the Bank's lending, investment and operating activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and loan demand, both current and anticipated. At March 31, 2004, the Bank's cash and cash equivalents totaled $13.4 million.

     The Bank may draw upon $2.2 million unsecured Federal funds borrowing facilities from other financial institutions. At March 31, 2003, no amounts were outstanding under this facility. The Company believes its levels of liquidity and capital are adequate to conduct the business of the Company and Bank.

     In April 2004, the directors of the Bank authorized filing with the appropriate regulatory authorities a request to establish a branch office in Prince George's County. Preliminary lease negotiations for suitable space have been undertaken.

     The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At March 31, 2004, the Bank was in full compliance with these guidelines, as follows:

                             CAPITAL ADEQUACY RATIOS
                             -----------------------

                                     MARCH 31, 2004     December 31, 2003
                                     --------------     -----------------

                                    COMPANY    BANK     Company    Bank
     Total Capital
         to risk-weighted Assets      18.1%    14.7%      18.6%    15.0%
     Tier I Capital
         to risk-weighted Assets      16.9%    13.5%      17.3%    13.7%
     Tier I Capital
         to average assets            11.6%     9.3%      12.7%    10.1%

     ITEM 3 - CONTROLS AND PROCEDURES

     The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Bank's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Bank's internal control over financial reporting.

                           PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings

     In the ordinary course of its business, the Company may become involved in routine legal proceedings. In February 2004, the Bank was sued for breach of a purported oral contract to sell personal property standing as collateral security for a defaulted loan. Although the Bank is early in the process of investigating the claims made, it does not believe the claim to have substantial merit, and does not believe that resolution of the suit will have a material adverse affect on the financial condition of the Bank or the Company, although there can be no assurances of this.

     Item 2 - Changes in Securities and Small Business Issuer Purchases of Equity Securities

     (a) Modification of Rights of Registered Securities. None

     (b) Issuance or Modification of Other Securities Affecting Rights of Registered Securities. None

     (c) Sales of Unregistered Securities. None

     (d) Use of Proceeds. No change from prior filing.

     (e) Small Business Issuer Purchases of Securities. None

     Item 3 - Defaults upon Senior Securities - None

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

(2) Incorporated by reference to exhibit 10(b) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

(3) Incorporated by reference to exhibits 10(c) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

(4) Incorporated by reference to Exhibits 99(b) and 99(d) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

(b)  Report on Form 8-K -

     On February 17, 2004, a Current Report on Form 8-K reporting the hiring of a Senior Vice President to manage the Bank's efforts in Prince George's County was filed.

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     COMMERCEFIRST BANCORP, INC.


Date: April 28, 2004                 By: /s/ Richard J. Morgan
                                     ------------------------------------------
                                     Richard J. Morgan, President and
                                     Chief Executive Officer


Date: April 28, 2004                 By: /s/ Lamont Thomas
                                     -------------------------------------------
                                     Lamont Thomas, Executive Vice President and
                                     Chief Financial Officer