Form 10QSB
period 2004-06-30
COMMERCEFIRST BANCORP INC
filed 2004-08-04
CIK 1098813

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)
( X )           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

                                       OR

(  )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         As of August 4, 2004, there were 822,250 shares of the issuer's common stock, $0.01 par value, outstanding.

         Transitional Small Business Disclosure Format:  Yes |_|  No |X|

                           COMMERCEFIRST BANCORP, INC.

                                   FORM 10-QSB


                                      INDEX
                                      -----


PART I  FINANCIAL INFORMATION                                                                    PAGE(S)
                                                                                                 -------
   Item 1  Financial Statements

     Consolidated Balance Sheets - June 30, 2004 (Unaudited)
       and December 31, 2003 (Audited)                                                              1


      Consolidated Statements of Income                                                             2
           o    Three- and six-month periods ended June 30, 2004 (Unaudited)
           o    Three- and six-month periods ended June 30, 2003 (Unaudited)

     Consolidated Statements of Comprehensive Income (Loss)                                         3
           o    Three- and six-month periods ended June 30, 2004 (Unaudited)
           o    Three- and six-month periods ended June 30, 2003 (Unaudited)

     Consolidated Statements of Cash Flows                                                          4

           o    Six-month period ended June 30, 2004 (Unaudited)
           o    Six-month period ended June 30, 2003 (Unaudited)

     Notes to Consolidated Financial Statements                                                     5-6

Item 2  Management's Discussion and Analysis of Financial Condition                                 7-13
           and Results of Operations

Item 3 Controls and Procedures                                                                      13


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                          14
Item 2 - Changes in Securities and Small Business Issuer Purchases of Equity Securities             14
Item 3 - Default upon Senior Securities                                                             14
Item 4 - Submission of Matters to a Vote of Security Holders                                        14-15
Item 5 - Other Information                                                                          15
Item 6 - Exhibits and Reports on Form 8-K                                                           15


                                   SIGNATURES

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2004 AND DECEMBER 31, 2003


                                                                    JUNE 30, 2004    December 31, 2003
                                                                    -------------    -----------------
                                                                     (UNAUDITED)         (Audited)
ASSETS

Cash and due from banks                                             $  2,222,253       $  2,374,141
Federal funds sold                                                     8,390,404          8,583,257
                                                                    ------------       ------------
          Cash and cash equivalents                                   10,612,657         10,957,398
Investment securities available-for-sale,
     at fair value                                                     6,980,934          7,087,190
Federal Reserve Bank stock, at cost                                      137,050            132,450
Atlantic Central Bankers Bank stock, at cost                              37,000             37,000
Maryland Financial Bank stock, at cost                                    25,000             25,000
Loans, less allowance for credit losses
     of $716,557 (2004) and $604,100 (2003)                           37,683,284         32,687,894
Premises and equipment, at cost, less
     accumulated depreciation                                             96,695             90,625
Accrued interest receivable                                              193,834            172,811
Other assets                                                             175,861            104,706
                                                                    ------------       ------------
          TOTAL ASSETS                                              $ 55,942,315       $ 51,295,074
                                                                    ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
     Noninterest-bearing demand                                     $  9,192,505       $  9,387,230
     Interest-bearing                                                 37,599,900         31,226,110
                                                                    ------------       ------------
          Total deposits                                              46,792,405         40,613,340
Securities sold under agreements to repurchase                         2,954,777          4,693,879
Accrued interest payable on deposits                                      18,406             17,709
Other liabilities                                                        294,885            219,076
                                                                    ------------       ------------
     TOTAL LIABILITIES                                                50,060,475         45,544,004
                                                                    ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, par value $.01, authorized 4,000,000
      shares; issued and outstanding 822,250 shares;                       8,223              8,223
Surplus                                                                8,099,012          8,099,012
Accumulated deficit                                                   (2,197,606)        (2,395,590)
Accumulated other comprehensive income(loss)                             (27,788)            39,425
                                                                    ------------       ------------
     TOTAL STOCKHOLDERS' EQUITY                                        5,881,840          5,751,070
                                                                    ------------       ------------

     TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                       $ 55,942,315       $ 51,295,074
                                                                    ============       ============


  The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                          THREE MONTHS                     SIX MONTHS
                                                                              ENDED                          ENDED
                                                                  JUNE 30, 2004  June 30, 2003   JUNE 30, 2004    June 30, 2003
                                                                  -------------  -------------   -------------    -------------
                                                                                 (Unaudited)                       (Unaudited)
INTEREST INCOME ON:
     Commercial and industrial loans, including fees               $  373,984      $  344,646      $  705,137      $  683,140
     Installment loans, including fees                                      -               -               -               -
     Real estate secured loans, including fees                        236,648         224,468         461,067         427,819
     U.S. Treasury securities                                          48,084          48,473          96,696          94,985
     Other investments                                                  2,056           1,995           5,415           4,727
     Federal funds sold                                                18,780          13,309          34,084          23,694
                                                                   ----------      ----------      ----------      ----------
              Total interest income                                   679,552         632,891       1,302,398       1,234,364
                                                                   ----------      ----------      ----------      ----------
INTEREST EXPENSE ON:
     Deposits                                                         124,705         133,017         237,865         270,908
     Securities sold under agreements to repurchase                     6,066          13,305          12,376          25,167
                                                                   ----------      ----------      ----------      ----------
               Total interest expense                                 130,771         146,322         250,240         296,075
                                                                   ----------      ----------      ----------      ----------
                 NET INTEREST INCOME                                  548,781         486,569       1,052,158         938,289
                                                                   ----------      ----------      ----------      ----------
PROVISION FOR CREDIT LOSSES                                            45,000          75,000          90,000         120,000
                                                                   ----------      ----------      ----------      ----------
                 NET INTEREST INCOME AFTER
                    PROVISION FOR CREDIT LOSSES                       503,781         411,569         962,158         818,289
                                                                   ----------      ----------      ----------      ----------
OTHER INCOME:
     Gain on sales of SBA loans                                        88,574               -         126,234               -
     Service charges                                                   71,694          86,128         156,529         165,815
                                                                   ----------      ----------      ----------      ----------
                                                                      160,268          86,128         282,764         165,815
                                                                   ----------      ----------      ----------      ----------
OTHER EXPENSES:
     Salaries and benefits                                            332,311         279,414         650,333         545,401
     Legal and professional                                            19,801          21,110          37,441          44,731
     Loan collection expenses                                           3,176          16,474          10,181          19,032
     Rent and occupancy                                                53,650          48,964         104,110          96,876
     Marketing and business development                                12,353           7,129          19,783          12,942
     Data processing                                                   12,993          12,296          28,578          24,932
     Insurance                                                          8,337           6,269          16,673          12,545
     Support services                                                  32,709          25,441          57,273          47,842
     Depreciation and amortization                                     18,756          33,957          36,839          66,968
     Other expenses                                                    45,673          33,091          85,725          73,791
                                                                   ----------      ----------      ----------      ----------
                 Total other expenses                                 539,759         484,145       1,046,936         945,060
                                                                   ----------      ----------      ----------      ----------
INCOME BEFORE INCOME TAX                                              124,290          13,551         197,985          39,044
FEDERAL AND STATE INCOME TAX EXPENSE                                        -               -               -               -
                                                                   ----------      ----------      ----------      ----------
NET INCOME                                                         $  124,290      $   13,551      $  197,985      $   39,044
                                                                   ==========      ==========      ==========      ==========

BASIC AND DILUTED INCOME PER SHARE
     OF COMMON STOCK                                               $     0.15      $     0.02      $     0.24      $     0.05
                                                                   ==========      ==========      ==========      ==========
WEIGHTED AVERAGE SHARES OF
     COMMON STOCK OUTSTANDING                                         822,250         822,250         822,250         822,250
                                                                   ==========      ==========      ==========      ==========


  The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(LOSS)
        FOR THE THREE AND SIX MONTH PERIODS ENDING JUNE 30, 2004 AND 2003


                                                                          THREE MONTHS                    SIX MONTHS
                                                                             ENDED                           ENDED
                                                                 JUNE 30, 2004   June 30, 2003   JUNE 30, 2004    June 30, 2003
                                                                 -------------   -------------   -------------    -------------
                                                                 (UNAUDITED)      (Unaudited)     (UNAUDITED)      (Unaudited)
Net income                                                        $ 124,290        $  13,551       $ 197,985        $  39,044

Other comprehensive income (loss), net of tax:

    Unrealized holding gain (loss) on securities
    available-for-sale during the period,
     net of deferred taxes                                          (77,289)          57,581         (67,213)          46,995
                                                                  ---------        ---------       ---------        ---------

Comprehensive income                                              $  47,001        $  71,132       $ 130,772        $  86,039
                                                                  =========        =========       =========        =========



  The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                                                                                  SIX MONTHS
                                                                                                     ENDED
                                                                                       JUNE 30, 2004       June 30, 2003
                                                                                       -------------       -------------
                                                                                        (UNAUDITED)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income                                                                  $    197,985        $     39,044
           Adjustments to reconcile net income  to net cash
           used by operating activities:
                  Depreciation, amortization and accretion                                   38,785              72,530
                  Provision for credit losses                                                90,000             120,000
                  Provision for losses on unfunded commitments                                3,000               3,000
                  Change in assets and liabilities:
                  Increase in accrued interest receivable                                   (21,024)            (38,333)
                  Increase in other assets                                                  (71,155)            (38,167)
                  Increase (decrease) in accrued interest payable                               698              (5,043)
                  Increase in other liabilities                                             107,432              42,823
                                                                                       ------------        ------------

                  Net cash provided by operating activities                                 345,721             195,854
                                                                                       ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of available-for-sale securities                                    (3,001,250)         (2,032,500)
           Maturities of available-for-sale securities                                    3,000,000                   -
           Purchase of FRB stock                                                             (4,600)
           Proceeds from sale of FRB stock                                                        -               7,000
           Increase in loans, net                                                        (5,085,390)         (2,419,863)
           Purchases of premises and equipment                                              (39,188)            (10,375)
                                                                                       ------------        ------------

                  Net cash used by investing activities                                  (5,130,428)         (4,455,737)
                                                                                       ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Increase (decrease) in noninterest-bearing deposits, net                        (194,725)          1,753,947
           Increase  in time deposits, net                                                6,373,790             858,983
           Decrease in securities sold under agreements
               to repurchase, net                                                        (1,739,101)           (100,582)
                                                                                       ------------        ------------

                  Net cash provided by financing activities                               4,439,964           2,512,348
                                                                                       ------------        ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                      (344,741)         (1,747,535)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           10,957,398          10,462,544
                                                                                       ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 10,612,657        $  8,715,009
                                                                                       ============        ============
Supplemental Cash Flow Information:
           Interest payments                                                           $    184,115        $    301,118
                                                                                       ------------        ------------
           Income tax payments                                                                  $ -                 $ -
                                                                                       ------------        ------------
           Total increase (decrease) in unrealized appreciation
              (depreciation) on available-for-sale securities                          $   (101,838)       $     71,204
                                                                                       ------------        ------------


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

         The financial data at December 31, 2003 are derived from audited consolidated financial statements that are included in the Company's Annual Report for the year ended December 31, 2003. The financial data at June 30, 2004 and 2003 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.

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

         Accounting Policies:

         There have been no changes in accounting policies used by the Company during the quarter ended June 30, 2004. Sales of SBA loans and related servicing have been accounted for in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". All future sales and servicing will be accounted for in accordance with the same pronouncement.

NOTE 2. INCOME TAXES

         The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the enacted rates that will be in effect when these differences reverse. Deferred income taxes will be recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized; accordingly, no deferred income taxes or income tax benefits have been recorded by the Company to date.

NOTE 3. NET INCOME PER COMMON SHARE

         Net income per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. There are no common stock equivalents resulting from dilutive stock options or warrants.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. STOCK-BASED COMPENSATION

         The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its warrant plan. As such, no compensation expenses related to the stock-based compensation plan were recorded during the three- and six-month periods ended June 30, 2004 and 2003. If compensation costs for the Company's stock-based compensation plan had been determined based on applying the fair value and disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", no material change in reported net income would have resulted.

    NOTE 5. RELATED PARTY TRANSACTIONS

         The Company paid $5,971 during the first half of 2004 for legal expenses to a law firm of which the Chairman of the Board of the Company and the Bank is also a principal.

         The Company paid $38,158 during the first half of 2004 for support services and equipment to a computer-consulting firm of which a Director of the Bank is also a principal.

         The Company paid $57,923 during the first half of 2004 for various group insurance benefits for which a Director of the Bank will ultimately receive commission compensation.

         Executive officers, directors and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At June 30, 2004 the amounts of such loans outstanding were $2,893,463.

         Deposit balances of executive officers, directors and their affiliated interests totaled $7,710,916 at June 30, 2004. Affiliated interests of directors also held $1,917,637 in securities sold under agreements to repurchase at June 30, 2004.

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

         Outstanding unused lines of credit as of June 30, 2004 are as follows:

                           Loan commitments:
                                    Commercial                $12,100,500
                           Unused lines of credit:
                                    Commercial lines          $ 8,785,836

                           Letters of credit                  $    55,000

         Developments: In June 2004, pursuant to the authorization by the directors of the Bank in April 2004, the Bank filed a request to establish a branch office in Prince George's County with the appropriate regulatory authorities. The Bank has executed a lease for suitable space, contingent upon obtaining regulatory approval. In July 2004, the Bank received Federal Reserve and State of Maryland approval.

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

         In July 2004, the Bank received regulatory approval to establish a branch office at 4451 Parliament Place, Lanham Maryland 20706 in Prince George's County. It is expected that the branch will open late in the third quarter, and that the Bank will incur approximately $125,000 in expenses to furbish and equip the branch.

1. RESULTS OF OPERATIONS.

         General. The Company reported a net profit of $197,985 for the six-month period ended June 30, 2004, as compared to a net profit of $39,044 for the six-month period ended June 30, 2003. The Company reported a net profit of $124,290 for the three-month period ended June 30, 2004, as compared to a net profit of $13,551 for the three-month period ended June 30, 2003. These results are attributed exclusively to the results of operations of the Bank and are in line with management's expectations. The Bank achieved month-to-month profitability in January 2003 and has maintained that status throughout the eighteen-month period ending June 30, 2004.

         Net Interest Income. Net interest income is the difference between interest earned on various assets (principally loans and investments) and interest expense incurred to attract and retain deposits (principally money market deposit accounts and certificates of deposit) and other funding (principally repurchase agreements) used to support those assets. Additional sources of funding include capital and non-interest-bearing demand deposits, and, to a lesser extent, NOW accounts and savings accounts. The net interest income for the six-month period ended June 30, 2004 was $1,052,158 as compared to $938,289 for the same period in 2003. Total interest income for the six-month period ended June 30, 2004 was $1,302,398 as compared to $1,234,364 for the same period in 2003. Total interest expenses for the comparable six-month periods in 2004 and 2003 were $250,240 and $296,075, respectively. The net interest income for the three-month period ended June 30, 2004 was $548,781 as compared to $486,569 for the same period in 2003. Total interest income for the three-month period ended June 30, 2004 was $679,552 as compared to $632,891 for the same period in 2003. Total interest expenses for the comparable three-month periods in 2004 and 2003 were $130,771 and $146,322, respectively. The increase in interest income is primarily the result of increased balances of earning assets. The increase in net interest income is jointly the result of increased balances of earning assets and decreased average rates paid for deposits and other funding.

         The Bank expects that increases in interest rates will have a net positive effect on net interest margin and net interest income as the Bank has a positive gap position out to 60 months.

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

                 CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
                                SIX MONTHS ENDED


    (Dollars in thousands)                                   JUNE 30, 2004                               June 30, 2003
                                                   AVERAGE                  YIELD/                                   Yield/
                                                   BALANCE      INTEREST     RATE                      Interest        Rate
                                                   -------      --------     ----                      --------        ----
ASSETS
Total loans(1)/                                   $ 35,077        1,166     6.69%         $ 32,536        1,111       6.89%
Investment securities(2)/                            7,626          102     2.69%            7,120          100       2.82%
Federal funds sold                                   7,501           34     0.91%            4,097           24       1.17%
                                                  --------     --------    ------         --------     --------       -----
TOTAL INTEREST-EARNING
     ASSETS                                       $ 50,203        1,302     5.22%         $ 43,753        1,234       5.69%
                                                  --------     --------    ------         --------     --------       -----

Less allowance for credit losses                      (658)                                   (693)
Cash and due from banks                              2,009                                   1,644
Premises and equipment, net                             95                                     149
Other assets                                           326                                     404
                                                  --------                                --------
     TOTAL ASSETS                                 $ 51,975                                $ 45,258
                                                  ========                                ========

LIABILITIES AND STOCK-
    HOLDERS' EQUITY
Interest-bearing demand deposits                  $  1,744            2     0.23%         $    934            2       0.47%
Money market deposit accounts                     $ 14,517           51     0.70%         $ 14,619           88       1.21%
Savings                                           $    217            0     0.25%         $    296            1       0.82%
Certificates of deposit                           $ 14,668          185     2.53%         $ 11,971          180       3.03%
Repurchase agreements                             $  5,504           12     0.45%         $  5,900           25       0.86%
                                                  --------     --------    ------         --------     --------       -----
TOTAL INTEREST-BEARING
     LIABILITIES                                  $ 36,650          250     1.37%         $ 33,719          296       1.77%
                                                  --------     --------    ------         --------     --------       -----

Non-interest-bearing demand deposits                 9,259                                   5,666
Other liabilities                                      249                                     195
Stockholders' equity                                 5,818                                   5,678
                                                  --------                                --------
     TOTAL LIABILITIES AND-
     STOCKHOLDERS' EQUITY                         $ 51,975                                $ 45,258
                                                  ========                                ========

Net interest income                                            $  1,052                                $    938
                                                               ========                                ========

Net interest spread                                                         3.85%                                     3.92%
                                                                            ====                                      ====

Net interest margin                                                         4.21%                                     4.32%
                                                                            ====                                      ====



(1)/ Interest income on loans includes net fees of $32,893 in 2004 and $29,191 in 2003.

(2)/ Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholders' equity.

         Non-Interest Income. Non-interest income principally is generated from two sources: deposit account services charges and gains from the sale of the guaranteed portion of Small Business Administration loans. For the six-month period ended June 30, 2004, deposit account services charges amounted to $156,529 as compared to $165,815 for the same period in 2003. For the three-month period ended June 30, 2004, such charges amounted to $71,694 as compared to $86,128 for the same period in 2003. For the six-month period ended June 30, 2004, the gains from the sales of SBA loans amounted to $126,234; for the three-month period ended June 30, 2004, the gain from this source amounted to $88,574; there was no revenue from this source during any period of 2003. Generally, the Bank intends to sell the guaranteed portion of some additional SBA loans resulting in a continuing stream of income that will vary from quarter to quarter, depending in part upon the amount actually sold. As the Bank continues to develop these and additional sources of income, it is expected that non-interest income will continue to be a significant contributor to the overall profitability of the Company, although there can be no assurance of this.

         Non-Interest Expense. Non-interest expense totaled $1,046,594 for the six-month period ended June 30, 2004 as compared to $945,060 for the same period in 2003. In each period, salary and benefit expense was the largest component: $650,333 and $545,401 in 2004 and 2003, respectively. Non-interest expense totaled $539,417 for the three-month period ended June 30, 2004 as compared to $484, 145 for the same period in 2003. In each period, salary and benefit expense was the largest component: $332,311 and $279,414 in 2004 and 2003, respectively. The increases in expenses are principally attributable to increased staffing, particularly the addition of a senior officer to lead the expansion in the Prince George's County market. These amounts are in line with projections and are deemed necessary to attract and retain qualified personnel essential to the growth and continued profitability of the Bank and the Company.

         Provision for Credit Losses. The provision for credit losses represents the expense recognized to fund the allowance for credit losses. At June 30, 2004, the allowance for credit losses stood at $716,557, or 1.86% of outstanding gross loans. Of this amount, general reserves were $421,687 and specific reserves were $294,870. The provision expense for the six months ended June 30, 2004 reflected a decline of $30,000 from the same period in 2003, primarily as a result of the reduced charge-offs during the respective periods and improved asset quality. For additional information regarding activity in the allowance for credit losses, see Asset Quality below.

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

         The activity in the allowance for credit losses is shown in the following table:

                                                ALLOWANCE FOR CREDIT LOSSES

         (Dollars in thousands)               JUNE 30, 2004       June 30, 2003
         Balance at beginning of year              $ 604              $ 655
         Provision for credit losses                  90                120
         Loans charged off                             -               (250)
         Recoveries                                   23                  9
                                                   -----              -----
         Balance at end of period                  $ 717              $ 534
                                                   =====              =====

         Additionally, the Bank has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At June 30, 2004, the balance of this reserve was $21,000. The reserve is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

         Asset Quality. In its lending activities, the Bank seeks to develop sound credits with customers who will grow with the Bank. There has not been an effort to rapidly build the portfolio and earnings at the sacrifice of asset quality. At the same time, the extension of credit inevitably carries some risk of non-payment (see Provision for Credit Losses).

         At June 30, 2004, the Bank had three loans totaling $273,842 in non-accrual status. Two of these loans, in the amounts of $198,621 and $61,030, carry Small Business Administration guarantees of 75% and 85%, respectively. Specific reserves of $66,290 have been allocated for these loans. There were no accrual loans past due thirty days or more, no restructured loans and no real estate owned. Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. Since December 31, 2003, the net level of non-accrual loans has declined $117,000 due to collections and attainment of current status.

         The following table shows an analysis of nonperforming assets at the dates indicated:


                                          ANALYSIS OF NONPERFORMING ASSETS
         (Dollars in thousands)
                                                    JUNE 30, 2004            December 31, 2003
         Nonaccrual loans
             Commercial                                 $ 274                    $ 391
         Accrual loans - Past due 90 days or more           -                        -
         Restructured loans                                 -                        -
         Real estate owned                                  -                        -
                                                        -----                    -----
             Total nonperforming assets                 $ 274                    $ 391
                                                        =====                    =====


         In addition, at June 30, 2004, there were two related commercial loans totaling $303,300 considered to be potential problem loans. One of these loans in the amount of $144,040 carries a 75% Small Business Administration guarantee. Specific reserves of $139,604 have been allocated for these loans. For these purposes, a "potential problem loan" is defined as a loan which is not included in the past due, non-accrual or restructured categories but for which known information about possible credit problems causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms.

         Finally, at June 30, 2004, there were four commercial loans (three related) totaling $471,656, while not considered potential problem loans and generally well secured by collateral, which do exhibit characteristics that warrant closer scrutiny and attention to these credits than would otherwise be appropriate. Specific reserves of $88,976 have been allocated to these credits.

2. FINANCIAL CONDITION.

         General. The Company's assets at June 30, 2004 were $55.9 million, an increase of $4.6 million or 8.2%, from December 31, 2003, principally due to increases in the loan portfolio, funded by increases in the core funding portfolio. At June 30, 2004, gross loans totaled $38.4 million, principally commercial term loans and lines of credit ($23.8 million) and real estate secured term loans ($14.6 million). By comparison, at December 31, 2003, gross loans totaled $33.3 million, principally commercial term loans and lines of credit ($20.9 million) and real estate secured term loans ($12.4 million). At June 30, 2004, deposits totaled $46.8 million, principally money market deposit accounts ($18.5 million), certificates of deposit ($15.9 million) and demand deposits ($10.3 million). By comparison, deposits at December 31, 2003 totaled $40.6 million, principally money market deposit accounts ($16.2 million), certificates of deposits ($13.2 million) and demand deposits ($9.4 million). A significant additional funding source is provided by the securities sold under agreement to repurchase program. At June 30, 2004, balances in this program totaled $3.0 million in comparison to $4.7 million at December 31, 2003. On June 30, 2004 and on December 31, 2003 respectively, non-performing assets of approximately $273,000 and $391,000 were in non-accrual status. Federal funds sold totaled $8.4 million at June 30, 2004 as compared to $8.6 million on December 31, 2003. Investments (principally U.S. Treasury securities and Federal Reserve Bank stock) were $7.2 million at June 30, 2004 as compared to $7.3 million at December 31, 2003.

         Loan Portfolio. The composition of the loan portfolio by category is shown in the following table:


                                         COMPOSITION OF LOAN PORTFOLIO

(Dollars in thousands)
                                                    JUNE 30, 2004                     December 31, 2003
                                                               PERCENTAGE                      Percentage
                                                 BALANCE       OF TOTAL LOANS      Balance     of total loans
                                                 -------       --------------      -------     --------------
Commercial                                      $ 23,818       62.0%               $ 20,867       62.6%
Real estate - commercial mortgage                 14,614       38.0%                 12,462       37.4%
Installment loans to individuals                       -       0.00%                      -        0.0%
                                                --------      ------               --------     ------
Gross loans                                       38,433      100.0%                 33,329      100.0%
                                                              =====                             ======
Less allowance for credit losses                    (717)                              (604)
Less unearned fees                                   (33)                               (37)
                                                --------                           --------
Loans, net                                      $ 37,683                           $ 32,688
                                                ========                           ========


3. LIQUIDITY AND CAPITAL RESOURCES.

         The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. The Bank's principal sources of funds for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits, and the payment for checks drawn upon it. The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions and Federal funds sold. The levels of such assets are dependent on the Bank's lending, investment and operating activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and loan demand, both current and anticipated. At June 30, 2004, the Bank's cash and cash equivalents totaled $10.6 million.

         The Bank may draw upon $2.2 million Federal funds borrowing facility from other financial institutions. At June 30, 2004, no amounts were outstanding under these facilities. The Company believes its levels of liquidity and capital are adequate to conduct the business of the Company and Bank.

         The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At June 30, 2004, the Company and the Bank were in full compliance with these guidelines, as follows:


                                    CAPITAL ADEQUACY RATIOS


                                                                                 TO BE WELL CAPITALIZED
                                                                                       UNDER PROMPT
                                                          FOR CAPITAL               CORRECTIVE ACTIONS
                                           ACTUAL      ADEQUACY PURPOSES               PROVISIONS
                                           ------      -----------------         -----------------------
AS OF JUNE 30, 2004 (UNAUDITED)
     TOTAL CAPITAL
         (TO RISK WEIGHTED ASSETS)
         COMPANY                           16.8%              8.0%                         N/A
         BANK                              13.8%              8.0%                          10.0%
     TIER I CAPITAL
         (TO RISK WEIGHTED ASSETS)
         COMPANY                           15.6%              4.0%                         N/A
         BANK                              12.5%              4.0%                           6.0%
     TIER I CAPITAL
         (TO AVERAGE ASSETS)
         COMPANY                           10.9%              4.0%                         N/A
         BANK                               8.8%              4.0%                           5.0%

As of December 31, 2003 (Audited)
     Total Capital
         (to Risk Weighted Assets)
         Company                             18.6%            8.0%                         N/A
         Bank                                15.0%            8.0%                          10.0%
     Tier I Capital
         (to Risk Weighted Assets)
         Company                             17.3%            4.0%                         N/A
         Bank                                13.7%            4.0%                           6.0%
     Tier I Capital
         (to Average Assets)
         Company                             12.7%            4.0%                         N/A
         Bank                                10.1%            4.0%                           5.0%




         The ability of the Company to grow is dependent upon the availability of capital with which to meet regulatory requirements, discussed above. To the extent the Company is successful, it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments or subordinated debt, or through incurrence of debt which does not qualify as holding company capital but which can be contributed as capital to the Bank or utilized for other corporate purposes. There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.

ITEM 3 - CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Bank's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Bank's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

In the ordinary course of its business, the Company may become involved in routine legal proceedings. In February 2004, the Bank was sued for breach of a purported oral contract to sell personal property standing as collateral security for a defaulted loan. This suit was dismissed with prejudice on June 7, 2004. On July 6, 2004, attorneys for the Plaintiff submitted a motion requesting the Court to revise or vacate its order granting summary judgment; no ruling on that motion has been received as of July 31, 2004.

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

     (e) Small Business Issuer Purchases of Securities.                    None

Item 3 - Default upon Senior Securities - None

Item 4 - Submission of Matters to a Vote of Security Holders -

     On April 14, 2004 the Annual Meeting of the Shareholders of the Company was held for the following purposes:

     1. To elect three (3) directors to serve for three (3) year terms until the 2007 Annual Meeting of Shareholders and until their successors are duly elected and qualified;

     2. To elect two (2) directors to serve until the 2005 Annual Meeting of Shareholders and until their successors are duly elected and qualified;

     3. To elect one (1) director to serve until the 2006 Annual Meeting of Shareholders and until his successor is duly elected and qualified;

     4. To ratify the appointment of Trice Geary & Myers LLC as the auditors for the Company.

     The votes for the election of Edward B. Howlin, Jr., Charles L. Hurtt, Jr., CPA, and Lamont Thomas (Class of 2007) as directors were as follows:

     For:                             665,699
     Withheld                               0
     Broker Non-votes:                      0

     The votes for the election of John J. Barron and John A. Richardson, Sr. (Class of 2005) as directors were as follows:

     For:                             665,699
     Withheld                               0
     Broker Non-votes:                      0

     The vote for the election of Robert R. Mitchell (Class of 2006) as director was as follows:

     For:                             665,699
     Withheld                               0
     Broker Non-votes:                      0

     In addition to the above, the following directors continued in office after the meeting: Milton D. Jernigan II, Alvin R. Maier and Richard J. Morgan.

     The vote for the ratification of the appointment of Trice Geary & Myers LLC as the Company's independent auditors was as follows:

     For:                              665,199
     Against                               100
     Abstain                               400
     Broker Non-votes:                       0

Item 5 - Other Information - None

Item 6 - Exhibits and reports on Form 8-K

(a)      Exhibits


Exhibit No.       Description of Exhibits
-----------       -----------------------
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


----------------------
(1) Incorporated by reference to exhibit of the same number filed with the Company's Registration Statement on Form SB-2, as amended, (File No. 333-91817)
(2) Incorporated by reference to exhibit 10(b) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333-91817)
(3) Incorporated by reference to exhibits 10(c) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333-91817)
(4) Incorporated by reference to Exhibits 99(b) and 99(d) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

(b) Report on Form 8-K - No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COMMERCEFIRST BANCORP, INC.



Date: July 30, 2004                  By: /s/ Richard J. Morgan
                                         --------------------------------------
                                     Richard J. Morgan, President & CEO



Date: August 4, 2004                 By: /s/ Lamont Thomas
                                         --------------------------------------
                                     Lamont Thomas, Executive Vice President