Form 10QSB
period 2004-09-30
COMMERCEFIRST BANCORP INC
filed 2004-11-03
CIK 1098813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________to __________

                        Commission File Number 333-91817

                           COMMERCEFIRST BANCORP, INC.
               --------------------------------------------------
               (Exact name of issuer as specified in its charter)

                  Maryland                                52-2180744
      -------------------------------                -------------------
      (State of other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

  1804 West Street, Suite 200, Annapolis MD                 21401
  -----------------------------------------              ----------
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

        As of November 3, 2004 there were 822,250 shares of the issuer's common stock, $0.01 par value, outstanding.

        Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                           COMMERCEFIRST BANCORP, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                                         PAGE(s)
                                                                                         -------
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Consolidated Balance Sheets - September 30, 2004 (Unaudited)                            1
       and December 31, 2003 (Audited)

     Consolidated Statements of Income                                                       2
           .    Three- and nine-month periods ended September 30, 2004 (Unaudited)
           .    Three- and nine-month periods ended September 30, 2003 (Unaudited)

     Consolidated Statements of Comprehensive Income                                         3
           .    Three- and nine-month periods ended September 30, 2004 (Unaudited)
           .    Three- and nine-month periods ended September 30, 2003 (Unaudited)

     Consolidated Statements of Cash Flows                                                   4
           .    Nine-month period ended September 30, 2004 (Unaudited)
           .    Nine-month period ended September 30, 2003(Unaudited)

     Notes to Consolidated Financial Statements                                            5-6

Item 2 - Management's Discussion and Analysis of Financial Condition                      7-15
         and Results of Operations

Item 3 - Controls and procedures                                                            15

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                  15
Item 2 - Changes in Securities and Small Business Issuer Purchases of Equity Securities     16
Item 3 - Default upon Senior Securities                                                     16
Item 4 - Submission of Matters to a Vote of Security Holders                                16
Item 5 - Other Information                                                                  16
Item 6 - Exhibits and Reports on Form 8-K                                                   16

SIGNATURES                                                                                  17

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                                     SEPTEMBER 30, 2004   December 31, 2003
                                                        (UNAUDITED)            (Audited)
                                                     ------------------   ------------------
ASSETS
Cash and due from banks                              $        1,534,296   $        2,374,141
Federal funds sold                                            8,305,002            8,583,257
                                                     ------------------   ------------------
    Cash and cash equivalents                                 9,839,298           10,957,398
Investment securities available-for-sale,
 at fair value                                                6,025,640            7,087,190
Federal Reserve Bank stock, at cost                             137,050              132,450
Atlantic Central Bankers Bank stock, at cost                     37,000               37,000
Maryland Financial Bank stock, at cost                           25,000               25,000
Loans, less allowance for credit losses
 of $1,123,403 (2004) and $604,100 (2003)                    43,794,908           32,687,894
Premises and equipment, at cost, less
 accumulated depreciation                                       150,676               90,625
Accrued interest receivable                                     191,040              172,811
Deferred tax asset                                              945,000                    -
Other assets                                                    213,003              104,706
                                                     ------------------   ------------------
    TOTAL ASSETS                                     $       61,358,615   $       51,295,074
                                                     ==================   ==================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
  Noninterest-bearing demand                         $       12,184,228   $        9,387,230
  Interest-bearing                                           39,216,893           31,226,110
                                                     ------------------   ------------------
    Total deposits                                           51,401,121           40,613,340
Securities sold under agreements to repurchase                2,917,235            4,693,879
Accrued interest payable on deposits                             26,487               17,709
Other liabilities                                               344,627              219,076
                                                     ------------------   ------------------
  TOTAL LIABILITIES                                          54,689,470           45,544,004
                                                     ------------------   ------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, par value $.01, authorized 4,000,000
 shares; issued and outstanding 822,250 shares;                   8,223                8,223
Surplus                                                       8,099,012            8,099,012
Accumulated deficit                                          (1,439,556)          (2,395,590)
Accumulated other comprehensive income                            1,467               39,425
                                                     ------------------   ------------------
  TOTAL STOCKHOLDERS' EQUITY                                  6,669,145            5,751,070
                                                     ------------------   ------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $       61,358,615   $       51,295,074
                                                     ==================   ==================

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                       -----------------------------   -----------------------------
                                            2004            2003            2004            2003
                                        (UNAUDITED)     (Unaudited)     (UNAUDITED)     (Unaudited)
                                       -------------   -------------   -------------   -------------
INTEREST INCOME ON:
  Commercial and industrial loans,
   including fees                      $     437,491   $     359,164   $   1,142,627   $   1,042,304
  Real estate secured loans,
   including fees                            272,793         211,940         733,861         639,759
  U.S. Treasury securities                    38,161          48,614         134,857         143,599
  Other investments                            2,056           1,987           7,470           6,713
  Federal funds sold                           8,317           5,795          42,401          29,489
                                       -------------   -------------   -------------   -------------
    Total interest income                    758,818         627,501       2,061,216       1,861,865
                                       -------------   -------------   -------------   -------------
INTEREST EXPENSE ON:
  Deposits                                   128,943         112,739         366,808         383,647
  Securities sold under agreements
   to repurchase                               3,017           3,069          15,393          28,236
  Short-term borrowings                          550             205             550             205
                                       -------------   -------------   -------------   -------------
    Total interest expense                   132,511         116,014         382,751         412,089
                                       -------------   -------------   -------------   -------------
      NET INTEREST INCOME                    626,307         511,487       1,678,465       1,449,776
                                       -------------   -------------   -------------   -------------
PROVISION FOR CREDIT LOSSES                  410,000          75,000         500,000         195,000
                                       -------------   -------------   -------------   -------------
      NET INTEREST INCOME AFTER
       PROVISION FOR CREDIT LOSSES           216,307         436,487       1,178,465       1,254,776
                                       -------------   -------------   -------------   -------------
OTHER INCOME:
  Gains on sales of SBA loans                 72,958               -         199,193               -
  Service charges                             76,571          77,522         233,100         243,337
                                       -------------   -------------   -------------   -------------
                                             149,529          77,522         432,293         243,337
                                       -------------   -------------   -------------   -------------
OTHER EXPENSES:
  Salaries and benefits                      331,838         286,480         982,172         831,881
  Legal and professional                      17,059          15,991          54,500          60,722
  Loan collection expenses                    13,107           3,274          23,288          22,306
  Rent and occupancy                          58,155          50,809         162,264         147,685
  Marketing and business development          12,085           7,405          31,868          20,347
  Data processing                             12,826          12,221          41,404          37,153
  Support services                            26,871          22,450          84,144          70,292
  Depreciation and amortization               18,764          17,410          55,603          84,378
  Other expenses                              62,083          36,456         164,481         122,791
                                       -------------   -------------   -------------   -------------
    Total other expenses                     552,787         452,496       1,599,723       1,397,556
                                       -------------   -------------   -------------   -------------
INCOME (LOSS) BEFORE INCOME TAXES           (186,950)         61,513          11,035         100,557
FEDERAL AND STATE INCOME TAX BENEFIT         945,000               -         945,000               -
                                       -------------   -------------   -------------   -------------
NET INCOME                                   758,050   $      61,513   $     956,035   $     100,557
                                       =============   =============   =============   =============
BASIC AND DILUTED INCOME PER SHARE
 OF COMMON STOCK                       $        0.92   $        0.07   $        1.16   $        0.12
                                       =============   =============   =============   =============
WEIGHTED AVERAGE SHARES OF
 COMMON STOCK OUTSTANDING                    822,250         822,250         822,250         822,250
                                       =============   =============   =============   =============

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
     FOR THE THREE AND NINE MONTH PERIODS ENDING SEPTEMBER 30, 2004 AND 2003

                                                           THREE MONTHS                   NINE MONTHS
                                                       ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                  -----------------------------   ---------------------------
                                                       2004            2003            2004            2003
                                                   (UNAUDITED)     (Unaudited)     (UNAUDITED)     (Unaudited)
                                                  -------------   -------------   -------------   -------------
Net income                                        $     758,050   $      61,513   $     956,035   $     100,557
Other comprehensive income (loss), net of tax:
  Unrealized holding gain (loss) on securities
   available-for-sale during the period.                 30,635         (55,178)        (36,578)         (8,183)
                                                  -------------   -------------   -------------   -------------
Comprehensive income                              $     788,685   $       6,335   $     919,457   $      92,374
                                                  =============   =============   =============   =============

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                        NINE MONTHS
                                                                           ENDED
                                                          ---------------------------------------
                                                          SEPTEMBER 30, 2004   September 30, 2003
                                                             (UNAUDITED)           (Unaudited)
                                                          ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $          956,035   $          100,557
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation, amortization and accretion                          59,260               92,899
    Deferred income tax benefit                                     (945,000)                   -
    Provision for credit losses                                      500,000              195,000
    Provision for losses on unfunded commitments                       4,500                4,500
    Change in assets and liabilities:
      Increase in accrued interest receivable                        (18,230)             (38,878)
      Increase in other assets                                      (108,297)             (17,811)
      Increase (decrease) in accrued interest payable                  8,778               (5,212)
      Increase  in other liabilities                                 138,512               58,864
                                                          ------------------   ------------------
      Net cash provided by operating activities                      595,559              389,919
                                                          ------------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale securities                      (3,001,250)          (2,032,500)
  Maturities of available-for-sale securities                      4,000,000                    -
  Purchase of FRB stock                                               (4,600)
  Proceeds from sale of FRB stock                                          -                7,000
  Increase in loans, net                                         (11,607,014)          (3,868,660)
  Purchases of premises and equipment                               (111,932)             (11,619)
                                                          ------------------   ------------------
      Net cash used by investing activities                      (10,724,796)          (5,905,779)
                                                          ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in noninterest-bearing deposits, net                    2,796,999            2,881,529
  Increase  in time deposits, net                                  7,990,782              834,031
  Decrease in securities sold under agreements
   to repurchase, net                                             (1,776,644)          (2,546,929)
                                                          ------------------   ------------------
      Net cash provided by financing activities                    9,011,137            1,168,631
                                                          ------------------   ------------------
DECREASE IN CASH AND CASH EQUIVALENTS                             (1,118,100)          (4,347,229)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    10,957,398           10,462,544
                                                          ------------------   ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $        9,839,298   $        6,115,315
                                                          ------------------   ------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest payments                                       $          373,973   $          417,301
                                                          ------------------   ------------------
  Income tax payments                                     $                -   $                -
                                                          ------------------   ------------------
  Total decrease in unrealized appreciation
   on available-for-sale securities                       $          (55,421)  $          (12,228)
                                                          ------------------   ------------------

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

         The financial data at December 31, 2003 are derived from audited consolidated financial statements that are included in the Company's Annual Report for the year ended December 31, 2003. The financial data at September 30, 2004 and 2003 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.

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

         Accounting Policies:

         There have been no changes in accounting policies used by the Company during the quarter ended September 30, 2004. The sales of SBA loans and related servicing have been accounted for in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". All future sales and servicing will be accounted for in accordance with the same pronouncement.

NOTE 2. INCOME TAXES

         The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the enacted rates that will be in effect when these differences reverse. During the third quarter 2004, management determined that no valuation allowance, primarily attributable to unused net operating loss deductions, was required as it is more likely than not that the net deferred income tax benefits will be fully utilized in future years.

NOTE 3. NET INCOME PER COMMON SHARE

         Net income per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. There are no common stock equivalents resulting from dilutive stock options or warrants.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. STOCK-BASED COMPENSATION

         The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its warrant plan and non-incentive stock option plan. As such, no compensation expenses related to the stock-based compensation plans were recorded during the three- and nine- month periods ended September 30, 2004 and 2003. If compensation costs for the Company's stock-based compensation plans had been determined based on applying the fair value and disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", no material change in reported net income would have resulted.

NOTE 5. RELATED PARTY TRANSACTIONS

         The Company paid $6,265 during the first nine months of 2004 for legal expenses to a law firm of which the Chairman of the Board of the Company and the Bank is also a principal.

         The Company paid $45,136 during the first nine months of 2004 for support services and equipment to a computer-consulting firm of which a Director of the Bank is also a principal.

         The Company paid $85,520 during the first nine months of 2004 for various group insurance benefits for which a Director of the Bank will ultimately receive commission compensation.

         Executive officers, directors and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At September 30, 2004 the amounts of such loans outstanding were $4,203,271.

         Deposit balances of executive officers, directors and their affiliated interests totaled $9,239,761 at September 30, 2004. Affiliated interests of directors also held $1,521,708 in securities sold under agreements to repurchase at September 30, 2004.

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

         Outstanding unused lines of credit as of September 30, 2004 are as follows:

                Loan commitments:
                  Commercial                $  14,685,000
                Unused lines of credit:
                  Commercial lines          $  10,561,869

                Letters of credit           $     167,000

         Developments:

         In September 2004, the Bank exercised the first of three 5 year renewal options for its headquarters in Annapolis.

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

This discussion and analysis provides an overview of the financial condition and results of operations of CommerceFirst Bancorp, Inc. and CommerceFirst Bank for the year ended December 31, 2003, and the nine month periods ended September 30, 2004 and 2003. It is intended that this discussion and analysis will help you in your analysis of the accompanying consolidated financial statements. You should read this discussion in conjunction with the Consolidated Financial Statements and Notes thereto provided elsewhere in this document.

GENERAL

CommerceFirst Bancorp, Inc. is the bank holding company for CommerceFirst Bank, a Maryland chartered commercial bank headquartered in Annapolis, Maryland. CommerceFirst Bank was capitalized, became a wholly owned subsidiary of CommerceFirst Bancorp and commenced operations on June 29, 2000. Prior to that date, substantially all of CommerceFirst Bancorp's efforts had been devoted to organizing CommerceFirst Bank, obtaining the requisite regulatory approvals for operation of CommerceFirst Bank and raising capital. As a result of our initial offering of shares of our common stock at $10.00 per share, an aggregate of $8.2 million was raised. To date, $7.5 million of the gross proceeds of the offering has been contributed to the capital of CommerceFirst Bank. The balance remaining after payment of expenses associated with the costs of raising capital and payment of the holding company's operating expenses, approximately $139 thousand at September 30, 2004, remains available for payment of operating expenses and for other corporate purposes. On September 30, 2004, our second banking office, located at 4451 Parliament Place, Suite C, Lanham, Maryland opened for business.

The business development staff remains very active in contacting new prospects and continues its efforts to increase CommerceFirst Bank's profile and recognition within the community. Management believes that this will translate into continued growth of a portfolio of quality loans and ongoing deposit relationships, although there can be no assurance of this.

1. RESULTS OF OPERATIONS

CommerceFirst Bancorp reported a net profit of $956 thousand for the nine month period ended September 30, 2004, as compared to a net profit of $101 thousand for the nine month period ended September 30, 2003 and a net profit of $143 thousand for the year ended December 31, 2003. We reported a net profit of $758 thousand for the three month period ended September 30, 2004, as compared to a net profit of $62 thousand for the three month period ended September 30, 2003. CommerceFirst Bank achieved month-to-month profitability in January 2003. The substantial increase in the earnings for the three and nine months ended September 30, 2004 is attributable to the results of operations of CommerceFirst Bank and to the realization of the net deferred tax benefit (See Footnote 2). At September 30, 2004, in compliance with SFAS No. 109, Accounting for Income Taxes, we eliminated the valuation allowance for the deferred tax asset, thereby recognizing $945 thousand in income tax benefits in income during the quarter. This third quarter increase in income was partially offset by a provision for credit losses of $410 thousand incurred during the quarter, including a provision of $350 thousand related to one borrower, as described below under ASSET QUALITY. In future periods the Company will recognize income tax expense based upon earnings in each period. Exclusive of the tax benefit related to the capitalization of the deferred tax asset, we had net income of $11 thousand for the nine months ended September 30, 2004, and a loss of $187 thousand for the three month period, primarily as a result of the negative impact of the provision for credit losses in the third quarter.

        The following table sets forth our return on equity, return on assets and equity to asset ratios during the periods indicated:

                                   RETURN ON AVERAGE ASSETS AND AVERAGE EQUITY
                                   -------------------------------------------
                                       Nine months ended          Year ended
                                          September 30            December 31
                                   -------------------------    --------------
(Dollars in thousands)                 2004         2003             2003
                                   -----------   -----------    --------------
Return on Average Equity                 21.94%         2.34%             2.48%
Return on Average Earning Assets          2.55%         0.31%             0.33%
Ratio of Average Equity
 to Average Assets                       11.17%        12.70%            12.73%

NET INTEREST INCOME AND NET INTEREST MARGIN

        Net interest income is the difference between income on assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investments. The expense associated with interest bearing deposits and customer repurchase agreements and other borrowings is the cost of funds. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income.

        Net interest income for the nine month period ended September 30, 2004 was $1.7 million as compared to $1.4 million for the same period in 2003. Total interest income for the nine month period ended September 30, 2004 was $2.1 million as compared to $1.9 million for the same period in 2003. Total interest expenses for the comparable nine month periods in 2004 and 2003 were $383 thousand and $412 thousand. The net interest income for the three month period ended September 30, 2004 was $626 thousand as compared to $511 thousand for the same period in 2003. Total interest income for the three month period ended September 30, 2004 was $759 thousand as compared to $628 thousand for the same period in 2003. Total interest expenses for the comparable three month periods in 2004 and 2003 were $133 thousand and $116 thousand, respectively. The increase in interest income is primarily the result of increased balances of earning assets. The increase in net interest income is jointly the result of increased balances of earning assets and decreased average rates paid for deposits and other funding, which more than offset the decline in rates on loans and other earning assets. We expect that increases in interest rates and growth in loans will have a net positive effect on net interest margin and net interest income, as we have a positive gap position out to 60 months. Accordingly, we intend to maintain a competitive posture in our deposit interest rate offerings to fund those loans.

AVERAGE BALANCES, RATES AND YIELDS

        The following table provides information for the designated periods with respect to average balances, income and expense and annualized yields and costs associated with various categories of interest earning assets and interest bearing liabilities. Non-accrual loans have been included in the preparation of the tables. The tables include a measurement of spread and margin. Interest spread is the mathematical difference between the average interest yield on interest earning assets and average interest paid on interest bearing liabilities. Interest margin is the net interest yield on interest earning assets and is derived by dividing net interest income by average interest earning assets. Management believes that the interest margin is a better indicator of asset earning results when compared to peer groups or industry standards, particularly in a mature financial institution.

                                                       CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
                                                                      NINE MONTHS ENDED
                                         ---------------------------------------------------------------------------
                                                  SEPTEMBER 30, 2004                     September 30, 2003
                                         ------------------------------------   ------------------------------------
                                           AVERAGE                   YIELD/       Average                   Yield/
    (Dollars in thousands)                 BALANCE     INTEREST       RATE        Balance     Interest       Rate
                                         ----------   ----------   ----------   ----------   ----------   ----------
    ASSETS
    Total loans1/                        $   37,290        1,877         6.72%  $   32,813        1,682         6.85%
    Investment securities2/                   7,072          142         2.69%       7,148          150         2.81%
    Federal funds sold                        5,790           42         0.98%       3,551           30         1.11%
                                         ----------   ----------   ----------   ----------   ----------   ----------
    TOTAL INTEREST-EARNING ASSETS        $   50,153        2,061         5.49%  $   43,512        1,862         5.72%
                                         ----------   ----------   ----------   ----------   ----------   ----------
    Less allowance for credit losses           (707)                                  (652)
    Cash and due from banks                   2,150                                  1,778
    Premises and equipment, net                  99                                    137
    Other assets                                396                                    463
                                         ----------                             ----------
      TOTAL ASSETS                       $   52,091                             $   45,237
                                         ==========                             ==========
    LIABILITIES AND STOCK-
     HOLDERS' EQUITY
    Interest-bearing demand deposits     $    1,688            3         0.23%  $    1,204            3         0.36%
    Money market deposit accounts            14,549           77         0.70%      14,582          114         1.04%
    Savings                                     214            0         0.25%         302            1         0.62%
    Certificates of deposit                  15,167          287         2.53%      11,766          265         3.01%
    Repurchase agreements                     4,618           15         0.45%       5,134           28         0.73%
    Other borrowed funds                         44            1         1.68%          19            0         0.14%
                                         ----------   ----------   ----------   ----------   ----------   ----------
    TOTAL INTEREST-BEARING
     LIABILITIES                         $   36,280          383         1.41%  $   33,006          412         1.67%
                                         ----------   ----------   ----------   ----------   ----------   ----------
    Non-interest-bearing demand
    deposits                             $    9,721                             $    6,275
    Other liabilities                           271                                    211
    Stockholders' equity                      5,820                                  5,746
                                         ==========                             ==========
      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY              $   52,091                             $   45,237
                                         ==========                             ==========
    Net interest income                               $    1,679                             $    1,450
                                                      ==========                             ==========
    Net interest spread                                                  4.08%                                  4.05%
                                                                   ==========                             ==========
    Net interest margin                                                  4.47%                                  4.46%
                                                                   ==========                             ==========

    1/ Interest income on loans includes net fees of $51 thousand in 2004 and $45 thousand in 2003.
    2/ Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholders' equity.

NON-INTEREST INCOME

        Non-interest income principally is generated from two sources; deposit account services charges and gains from the sale of the guaranteed portion of Small Business Administration loans. For the nine-month period ended September 30, 2004, deposit account services charges amounted to $233 thousand as compared to $243 thousand for the same period in 2003. For the three-month period ended September 30, 2004, such charges amounted to $77 thousand as compared to $78 thousand for the same period in 2003.

        For the nine-month period ended September 30, 2004, the gains from the sales of SBA loans amounted to $199 thousand; for the three-month period ended September 30, 2004, the gain from this source amounted to $73 thousand. Prior to 2004, there was no revenue from this source during any period. Generally, CommerceFirst Bank currently intends to sell the guaranteed portion of most additional SBA loans resulting in a continuing stream of income that will vary from quarter to quarter, depending in part upon the amount actually sold. As

CommerceFirst Bank continues to develop these and additional sources of income, it is expected that non-interest income will continue to be a significant contributor to the overall profitability of CommerceFirst Bancorp, although there can be no assurance of this.

NON-INTEREST EXPENSE

        Non-interest expense totaled $1.6 million for the nine-month period ended September 30, 2004 as compared to $1.4 million for the same period in 2003. In each period, salary and benefit expense was the largest component: $982 thousand and $832 thousand in 2004 and 2003, respectively. Non-interest expense totaled $553 thousand for the three-month period ended September 30, 2004 as compared to $452 thousand for the same period in 2003. In each period, salary and benefit expense was the largest component: $332 thousand and $286 thousand in 2004 and 2003, respectively. The increases in expenses are principally attributable to increased staffing, particularly the addition in February 2004 of a senior officer to lead the expansion in the Prince George's County market. These amounts are in line with projections and are deemed necessary to attract and retain qualified personnel essential to the growth and continued profitability of CommerceFirst Bank and CommerceFirst Bancorp.

2. FINANCIAL CONDITION

        CommerceFirst Bancorp's assets at September 30, 2004 were $61.4 million, an increase of $10.1 million or 19.7%, from December 31, 2003, principally due to increases in the loan portfolio, funded by increases in the funding portfolio. At September 30, 2004, gross loans totaled $45.0 million, almost exclusively commercial term loans and lines of credit ($28.4 million) and real estate secured term loans ($16.6 million). By comparison, at December 31, 2003, gross loans totaled $33.3 million, principally commercial term loans and lines of credit ($20.9 million) and real estate secured term loans ($12.4 million).

        At September 30, 2004, deposits totaled $51.4 million, principally certificates of deposit ($22.2 million), money market deposit accounts ($13.2 million), and demand deposits ($12.2 million). By comparison, deposits at December 31, 2003 totaled $40.6 million, primarily money market deposit accounts ($16.2 million), certificates of deposits ($13.2 million) and demand deposits ($9.4 million). Approximately $5.5 million of the deposit growth is attributable to the acceptance of that amount in brokered certificates of deposit; see a further discussion of this topic under LIQUIDITY AND CAPITAL RESOURCES below.

        At September 30, 2004 and December 31, 2003, respectively, nonperforming assets of approximately $1.1 million and $391 thousand were in non-accrual status.

LOANS

        The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At September 30, 2004, total loans were $45.0 million, a 35.1% increase from the $33.3 million in loans outstanding at December 31, 2003. In general, loans consist of internally generated loans and participation loans purchased from other local community banks. Lending activity is confined to our market area. The strong growth is attributable to the satisfactory culmination of efforts to attract quality credits; there has been no dilution of credit underwriting standards. We do not engage in highly leveraged transactions or foreign lending activities. The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

                                                 COMPOSITION OF LOAN PORTFOLIO
                                    -------------------------------------------------------
                                          SEPTEMBER 30,                  December 31,
                                              2004                          2003
                                    -------------------------    --------------------------
                                                   PERCENT OF                    Percent of
(Dollars in thousands)                BALANCE     TOTAL LOANS      Balance      total loans
---------------------------------   ----------    -----------    -----------    -----------
Commercial                          $   28,378          63.11%   $    20,867          62.61%
Real estate - commercial mortgage       16,585          36.89%        12,462          37.39%
Installment loans to individuals             -           0.00%             -           0.00%
                                    ----------    -----------    -----------    -----------
Gross loans                             44,963         100.00%        33,329         100.00%
                                                  ===========                   ===========
Less allowance for credit losses        (1,123)                         (604)
Less unearned fees                         (44)                          (37)
                                    ----------                   -----------
Loans, net                          $   43,795                   $    32,688
                                    ==========                   ===========

        The following table shows the interest rate sensitivity of the loan portfolio at September 30, 2004. Demand loans, loans without a stated maturity and overdrafts are reported as due in one year or less. Floating rate loans are reported to reflect the period until re-pricing. At

September 30, 2004, the total amount of loans due after one year with fixed rates of interest was approximately $13.6 million.

                                                   INTEREST RATE SENSITIVITY OF LOAN PORTFOLIO
                                           ---------------------------------------------------------
                                                                     DUE
                                           ---------------------------------------------------------
                                           Within One     After One Year     After Five
(Dollars in thousands)                        Year      Through Five Years      Years        Total
                                           ----------   ------------------   ----------   ----------
Commercial                                 $   23,914   $            4,019   $      445   $   28,378
Real estate-commercial mortgage                 7,429                8,883          273   $   16,585
                                           ----------   ------------------   ----------   ----------
                                           $   31,343   $           12,902   $      718   $   44,963

Fixed                                      $    6,685   $           12,902   $      718       20,305
Floating                                       24,658                    -            -       24,658
                                           ----------   ------------------   ----------   ----------
                                           $   31,343   $           12,902   $      718   $   44,963
                                           ==========   ==================   ==========   ==========

ALLOWANCE AND PROVISION FOR CREDIT LOSSES

        The provision for credit losses represents the expense recognized to fund the allowance for credit losses. At September 30, 2004, the allowance for credit losses stood at $1.1 million, or 2.50% of outstanding gross loans. Of this amount, general reserves were $473 thousand and specific reserves were $650 thousand. At December 31, 2003, the allowance for credit losses stood at $604 thousand, or 1.81% of outstanding gross loans. Of this amount, general reserves were $299 thousand and specific reserves were $305 thousand. See also the discussion under ASSET QUALITY below.

        Management has devised and refined a comprehensive review methodology to assess the adequacy of the allowance. This methodology permits several different assessments to be made. Currently, principal consideration is accorded the assessment based upon the risk rating assigned to individual credits. Other assessments may be made by general categories of credits and by industry groups (at a number of levels) based upon Standard Industrial Classification codes. The methodology has the flexibility to permit additional evaluation criteria if so desired. Risk ratings are assigned to all credits at inception, and are reviewed at least annually. Consideration is given to many different factors: past credit record, capacity to repay, character of borrower, value of collateral, industry standards and overall economic conditions. Management also considers the growth and composition of the portfolio, the loss experience of other banks in our peer group, the results of examinations and evaluations of the overall portfolio by regulatory examiners and by external auditors, and the local, state and national economic outlook.

        In addition to the above adequacy review, management also considers some bulk measures of adequacy. Specifically, an analysis is made of the entire portfolio, less the government guaranteed portion of SBA loans and those loans secured by cash deposits within CommerceFirst Bank. An additional measure compares the gross loan total without consideration of guarantees and/or collateral to the allowance. Each quarter, management formally recommends to the Board of CommerceFirst Bank the proposed amount to be allocated monthly to the allowance and accordingly charged to the appropriate expense account.

        Based principally on the above factors and on current economic conditions and perceived loan quality, the allowance is believed to be adequate.

        The activity in the allowance for credit losses is shown in the following table. All charge-offs and recoveries relate to commercial loans.

                               ALLOWANCE FOR CREDIT LOSSES
                               ----------------------------
                               SEPTEMBER 30,  December 31,
(Dollars in thousands)             2004           2003
                               -------------  -------------
Balance at beginning of year   $         604  $         655
Provision for credit losses              500            270
Loans charged off                         (9)          (333)
Recoveries                                28             12
                               -------------  -------------
Net (charge-offs) recoveries              19           (321)
                               -------------  -------------
Balance at end of period       $       1,123  $         604
                               =============  =============

        Additionally, CommerceFirst Bank has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At September 30, 2004, the balance of this reserve was $22.5 thousand. The reserve is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

ASSET QUALITY.

        In its lending activities, CommerceFirst Bank seeks to develop sound credits with customers who will grow with CommerceFirst Bank. There has not been an effort to rapidly build the portfolio and earnings at the expense of asset quality. At the same time, the extension of credit inevitably carries some risk of non-payment (see ALLOWANCE AND PROVISION FOR CREDIT LOSSES). As a result of CommerceFirst Bank's focus on commercial lending, our loan portfolio is comprised of a relatively small number of loans, many of which have balances of more than 5% of our aggregate shareholders' equity. Consequently, any reversal in the business of a particular borrower, and the resultant decline in the quality of a particular loan or loans, could have a material adverse affect on our earnings, capital ratios, financial condition and shareholder value.

        The following table shows an analysis of nonperforming assets at the dates indicated:

                                             ANALYSIS OF NONPERFORMING
                                                      ASSETS
                                           -----------------------------
                                           SEPTEMBER 30,   December 31,
(Dollars in thousands)                          2004            2003
                                           -------------   -------------
Nonaccrual loans
    Commercial                             $       1,121   $         391
Accrual loans - Past due 90 days or more               -               -
Restructured loans                                     -               -
Real estate owned                                      -               -
                                           -------------   -------------
    Total nonperforming assets             $       1,121   $         391
                                           =============   =============

        At September 30, 2004, CommerceFirst Bank had four loans totaling $1.1 million in non-accrual status, up from $391 thousand from December 31, 2003. Two of these loans, totaling $908 thousand, to the same borrower were recognized as impaired on September 1, 2004 and placed on non-accrual status at that time; in addition, there is an overdraft of $52 thousand on this borrower's checking account occasioned by a draw against a Letter of Credit issued on behalf of the borrower. Both loans are secured by real estate and by assignment of all business assets, including accounts receivable. One of the loans, for $258 thousand, also carries a 75% Small Business Administration guarantee. Liquidation of the real estate collateral is expected to generate approximately $500,000 but the bank is unable at this time to place a realistic valuation on the business assets. The SBA guaranteed loan has a priority over the other extensions of credit by the Bank in the real estate collateral, and is expected to be repaid from the proceeds of the liquidation of the real estate collateral, without drawing upon the guarantee. In September, the Bank recorded a charge of $350 thousand against earnings and established a specific reserve of $369 thousand for these loans.

        Of the remaining two loans, one, in the amount of $199 thousand, carries a Small Business Administration guarantee of 75%. Specific reserves of $57 thousand have been allocated for these loans. There were no accrual loans past due thirty days or more, no restructured loans and no real estate owned. Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more.

        In addition, at September 30, 2004, there were two related commercial loans totaling $290 thousand considered to be potential problem loans. One of these loans in the amount of $130 thousand carries a 75% Small Business Administration guarantee. Specific reserves of $136 thousand have been allocated for these loans.

        Finally, at September 30, 2004, there were three commercial loans to unrelated borrowers totaling $822 thousand which are not considered potential problem loans and are generally well secured by collateral, but exhibit characteristics that warrant closer scrutiny and attention to these credits than would otherwise be appropriate. Specific reserves of $88 thousand have been allocated to these credits. For these purposes, a "potential problem loan" is defined as a loan which is not included in the past due, non-accrual or restructured categories but for which known information about possible credit problems causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms.

INVESTMENT SECURITIES

        At September 30, 2004, the carrying value of our investment securities portfolio was approximately $6.2 million as compared to carrying value of $7.1 million at December 31, 2003. The approximately $1 million decline in the size of the portfolio since December 31, 2003 is attributable to allowing $1 million to mature with the proceeds used to fund loan growth. The before tax unrealized gain on securities available for sale at September 30, 2004 was $1 thousand as compared to unrealized gains of $60 thousand at December 31, 2003; the decrease in unrealized gain is primarily attributable to the decrease in market value caused by the upturn in bond market interest rates.

        CommerceFirst Bancorp currently classifies its entire securities portfolio as available for sale. Increases in the portfolio will occur whenever deposit growth outpaces loan demand and the forecast for growth is such that the investment of excess liquidity in investment securities (as opposed to short term investments such as Federal Funds) is warranted. In general, our investment policy is to acquire direct U.S. Treasury securities and fully guaranteed U.S. government agency issues with a remaining maturity of four years or less. As CommerceFirst Bancorp develops its loan portfolio, it anticipates that it will maintain the average maturity of the securities portfolio at two years or less. In addition, CommerceFirst Bank will purchase Federal Reserve stock in accordance with regulation and expects to maintain small equity positions in stock in two banker's banks to facilitate loan participations.

        The following table provides information regarding the composition of CommerceFirst Bancorp's investment securities portfolio at the dates indicated.

                              COMPOSITION OF THE INVESTMENT PORTFOLIO
                         -------------------------------------------------
                               SEPTEMBER 30,             December 31,
                                   2004                      2003
                         -----------------------   -----------------------
                                        PERCENT                   Percent
(Dollars in thousands)     BALANCE     OF TOTAL      Balance     of Total
                         ----------   ----------   ----------   ----------
Available for Sale
(at Estimated Market
 Value)
U.S. Treasuries          $    6,026        96.80%  $    7,087        97.33%
Federal Reserve Stock           137         2.20%         132         1.82%
Corporate equities               62         1.00%          62         0.85%
                         ----------   ----------   ----------   ----------
Total                    $    6,225       100.00%  $    7,282       100.00%
                         ----------   ----------   ----------   ----------

          3. LIQUIDITY AND CAPITAL RESOURCES.

        The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. The Bank's principal sources of funds for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits, and the payment for checks drawn upon it. The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions and Federal funds sold. The levels of such assets are dependent on the Bank's lending, investment and operating activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and loan demand, both current and anticipated. At September 30, 2004, the Bank's cash and cash equivalents totaled $9.8 million.

        On September 30, 2004, the Bank opened its branch office at 4451 Parliament Place, Suite C, Lanham Maryland 20706. This facility is staffed by a branch manager/head teller and a second teller. Annual operating expenses are estimated at $150,000. Assuming a net interest margin of 4.47%, the actual rate achieved during the nine month period ending September 30, 2004, a deposit base of approximately $3.4 million would be necessary to reach breakeven; the deposit base of this facility at October 20, 2004 was approximately $5.5 million. The annual operating expense figure cited does not include the compensation expenses attributable to the senior lending officer hired in February 2004 to lead our expansion into the Prince George's County market because those expenses would exist regardless of the establishment of this facility. However, if those expenses were incorporated, the requisite deposit base to reach breakeven would be approximately $6.2 million; management anticipates reaching that figure prior to the end of 2004, although there can be no assurance of this.

        During September 2004, the Bank accepted approximately $5.5 million in brokered Certificates of Deposit in anticipation of significant loan funding requirements. These certificates mature in roughly equal amounts in one, two and three years; the interest rates paid to attract these deposits were equal to or below the rates paid to attract local deposits.

        The Bank may draw upon $2.2 million Federal funds borrowing facilities from other financial institutions. At September 30, 2004, no amounts were outstanding under these facilities. The Company believes its levels of liquidity and capital are adequate to conduct the business of the Company and Bank.

        The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At September 30, 2004, the Company and the Bank were in full compliance with these guidelines, as follows:

                             CAPITAL ADEQUACY RATIOS
                                                                  TO BE WELL
                                                                 CAPITALIZED
                                                                 UNDER PROMPT
                                                   FOR CAPITAL    CORRECTIVE
                                                    ADEQUACY       ACTIONS
                                        ACTUAL      PURPOSES      PROVISIONS
                                       --------    -----------   ------------
AS OF SEPTEMBER 30, 2004 (UNAUDITED)
    TOTAL CAPITAL
       (TO RISK WEIGHTED ASSETS)
       COMPANY                           15.9%         8.0%          N/A
       BANK                              15.6%         8.0%         10.0%
    TIER I CAPITAL
       (TO RISK WEIGHTED ASSETS)
       COMPANY                           14.6%         4.0%          N/A
       BANK                              14.3%         4.0%          6.0%
    TIER I CAPITAL
       (TO AVERAGE ASSETS)
       COMPANY                           12.7%         4.0%          N/A
       BANK                              12.5%         4.0%          5.0%

As of December 31, 2003 (Audited)
    Total Capital
       (to Risk Weighted Assets)
       Company                           18.6%         8.0%          N/A
       Bank                              15.0%         8.0%         10.0%
    Tier I Capital
       (to Risk Weighted Assets)
       Company                           17.3%         4.0%          N/A
       Bank                              13.7%         4.0%          6.0%
    Tier I Capital
       (to Average Assets)
       Company                           12.7%         4.0%          N/A
       Bank                              10.1%         4.0%          5.0%

ITEM 3 - CONTROLS AND PROCEDURES

        The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Bank's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Bank's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

        In the ordinary course of its business, the Company may become involved in routine legal proceedings. In February 2004, the Bank was sued for breach of a purported oral contract to sell personal property standing as collateral security for a defaulted loan. This suit was dismissed with prejudice on June 7, 2004. On July 6, 2004, attorneys for the Plaintiff submitted a motion requesting the Court to revise or vacate its order granting summary judgment; on September 1, 2004 that motion was denied. No appeal was filed and the time to file an appeal has expired.

Item 2 - Changes in Securities and Small Business Issuer Purchases of Equity Securities

(a) Sales of Unregistered Securities. None

(b) Use of Proceeds. On February 22, 2000, the Company's registration statement on Form SB-2 (No. 333-91817) relating to its initial offering of common stock, $0.01 par value, was declared effective by the Securities and Exchange Commission, and the offering commenced. On July 20, 2000, post-effective amendment no. 1 to the Company's registration statement was declared effective by the Securities and Exchange Commission, and the offering was extended to August 18, 2000. On June 29, 2000, subscriptions for 648,450 shares (not including 65,000 shares purchased by organizers in exchange for organizer shares previously issued for an aggregate of $650,000) were accepted and a closing was held with respect to such shares, resulting of net proceeds of $6,484,500. On August 18, 2000, escrow was broken with respect to an additional 99,150 shares, for additional gross proceeds of $991,500. Total proceeds of the offering, including organizer share purchases, were $8,222,500. No person or entity underwrote the Company's offering, which was made through the efforts of the Company's organizing directors and executive officers, with the limited assistance of Koonce Securities, Inc., in order to comply with the securities laws of certain of the states in which the shares were offered. Koonce has received a fee of $15,000 for its services in connection with the offering, plus payment of $1,026 for deposit delivery services. $7,500,000 has been contributed to the capital of the Bank for use in its lending and investment activities; the Company has received reimbursement of $59,746 from the Bank for payment of Bank-related expenses prior to opening.

(c) Small Business Issuer Purchases of Securities. None

    Item 3 - Default upon Senior Securities - None
    Item 4 - Submission of Matters to a Vote of Security Holders - None
    Item 5 - Other Information - None
    Item 6 - Exhibits and reports on Form 8-K. On September 22, 2004, a Current Report on Form 8-K was filed reporting the recordation of a $350 thousand charge to earnings to establish a specific reserve for possible losses in conjunction with an extension of credit determined to be impaired.

(a)      Exhibits
Exhibit No.   Description of Exhibits
-----------   -----------------------------------------------------------------
3(a)          Certificate of Incorporation of the Company, as amended (1)
3(b)          Bylaws of the Company (1)
10(a)         Employment Agreement between Richard J. Morgan and the Company (2)
10(b)         Employment Agreement between Lamont Thomas and the Company (3)
10(c)         2004 Non Incentive Stock Option Plan (4)
11            Statement Regarding Computation of Per Share Income
21            Subsidiaries of the Registrant: The sole subsidiary of the
              Registrant is CommerceFirst Bank, a Maryland chartered commercial bank.
31(a)         Certification of Richard J. Morgan, President and CEO
31(b)         Certification of Lamont Thomas, Executive Vice President and CFO
32(a)         Certification of Richard J. Morgan, President and Chief Executive
              Officer
32(b)         Certification of Lamont Thomas, Executive Vice President and
              Chief Financial Officer
99(a)         Amended and Restated Organizers Agreement (5)

----------
(1) Incorporated by reference to exhibit of the same number filed with the Company's Registration Statement on Form SB-2, as amended, (File No. 333-91817)
(2) Incorporated by reference to exhibit 10(b) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333-91817)
(3) Incorporated by reference to exhibits 10(c) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333-91817)
(4) Incorporated by reference to exhibit 4 to the Company's Registration Statement on Form S-8 (File No. 333-119998)
(5) Incorporated by reference to Exhibit 4 to the Company's to Registration Statement on Form S-8 (File No. 333-109138)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COMMERCEFIRST BANCORP, INC.

Date:  November 3, 2004              By: /s/ Richard J. Morgan
                                         ---------------------------------------
                                         Richard J. Morgan, President & CEO


Date:  November 3, 2004              By: /s/ Lamont Thomas
                                         ---------------------------------------
                                         Lamont Thomas, Executive Vice President