Form 10KSB
period 2004-12-31
COMMERCEFIRST BANCORP INC
filed 2005-03-16
CIK 1098813

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

 /X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to               .
                               ---------------    --------------

Commission File No.: 000-51104

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

Securities registered under Section 12(g) of the Act:
Common Stock, $0.01 par value

Check whether the Issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/     No / /.


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

The issuer's revenues for the fiscal year ended December 31, 2004 were approximately $3,585,000.

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of March 14, 2005 was approximately $16,958,645.

As of March 16, 2005, the number of outstanding shares of the Common Stock, $0.01 par value, of CommerceFirst Bancorp, Inc. was 1,803,583.

Transitional Small Business Disclosure Format   Yes / /     No /X/.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are hereby incorporated by reference in this
  Form 10-KSB: the Company's Annual Report to Shareholders for the Year Ended
   December 31, 2004 --Part II ; the Company's Proxy Statement for the Annual
       Meeting of Shareholders to be held on April 20, 2005 -- Part III.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         CommerceFirst Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland on July 9, 1999, to serve as the bank holding company for a newly formed Maryland chartered commercial bank. The Company was formed by a group of local businessmen and professionals with significant prior experience in community banking in the Company's market area, together with an experienced community bank senior management team. The Company's sole subsidiary, CommerceFirst Bank (the "Bank"), a Maryland chartered commercial bank and member of the Federal Reserve System, commenced banking operations on June 29, 2000. The Bank operates from its headquarters in Annapolis, Maryland, and from a branch office in Lanham, Maryland, which opened in late September 2004. We expect that we will seek to open additional branch offices in Anne Arundel, Prince George's Counties and neighboring counties in locations with high concentrations of business customers. Our goal is to establish an average of one additional branch per year over the next three to five years. It is our plan to continue to expand our banking franchise by selectively opening additional branches, and by attracting additional experienced lending officers to build our customer base within our target market area. We believe we are well positioned to continue to grow our assets and increase shareholder value while maintaining loan quality and individualized customer service. There can be no assurance that we open any additional branches in our market area, the timing of any branch development, that any branch will be profitable, or that branching activity will add to shareholder value.

         The Bank operates as a community bank alternative to the super-regional financial institutions that dominate its primary market area. The cornerstone of the Bank's philosophy is to provide superior, individualized service to its customers. The Bank focuses on relationship banking, providing each customer with a number of services, familiarizing itself with, and addressing itself to, customer needs in a proactive, personalized fashion.

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

         The Bank is developing a loan portfolio consisting primarily of business loans with variable rates and/or short maturities where the cash flow of the borrower is the principal source of debt service, with a secondary emphasis on collateral. Real estate loans are made generally for commercial purposes and are structured with fixed rates that adjust in three to five years, generally with maturities of five to ten years, or with variable rates tied to various external indices and adjusting as the indices change.

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

         The Bank has developed an expertise in making loans under the guarantee programs of the SBA. In 2004, the Bank hired an additional lender who has significant experience in making SBA guaranteed loans. The Bank currently expects that it will sell the guaranteed portion of SBA loans to secondary market investors as soon as possible after funding, while retaining the uninsured portion. The sale of the guaranteed portion of such loans is expected to result in gains, and the Bank expects to receive fees for servicing the loans. SBA guaranteed loans are subjected to the same underwriting standards we apply to other loans we make, and as the Bank has elected not to seek "preferred lender" status, are also subject to the SBA's underwriting and approval procedures, although these procedures do not guarantee the absence of risk of nonpayment. The Bank believes that not electing preferred lender status provides us with greater flexibility in resolving problem SBA loans and greater control over our internal resources, as not being a preferred lender allows the Bank the option of performing the workout itself where it expects control of the process will maximize recovery, or putting the loan back to the SBA for resolution.

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

         Deposit services include business and personal checking accounts, NOW accounts, savings accounts, and a tiered Money Market Account basing the payment of interest on balances on deposit. Certificates of Deposits are offered using a tiered rate structure and various maturities. The acceptance of brokered deposits, or other non-core deposits in limited amounts may be utilized if deemed appropriate by management in order to have available funding sources for loans and investments.

         Other services for business accounts include Internet banking services, cash management services such as sweep accounts-repurchase agreements, a limited lockbox processing service, and credit card depository. An after hours depository is also available.

         Bills have been introduced in each of the last several Congresses that would permit banks to pay interest on checking and demand deposit accounts established by businesses, a practice which is currently prohibited by regulation. If the legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our non-interest bearing deposits in order to compete against other banks. As a significant portion of our deposits are non-interest bearing demand deposits established by businesses, payment of interest on these deposits could have a significant negative impact on our net income, net interest income, interest margin, return on assets and equity, and other indices of financial performance. We expect that other banks would be faced with similar negative impacts. We also expect that the primary focus of competition would continue to be based on other factors, such as quality of service.

         Source of Business. Management believes that the market segments which the Bank targets, small to medium sized businesses and the professional base of the Bank's market area, demand the convenience and personal service that a smaller, independent financial institution such as the Bank can offer. It is these themes of convenience and personal service that form the basis for the Bank's business development strategies. The Bank provides services from its strategically located main office in Annapolis, Maryland, and from its branch office in Lanham, Maryland. It believes these locations meet the needs of the Bank's existing and potential customers, and provide prospects for additional growth and expansion. Subject to obtaining necessary regulatory approvals, capital adequacy, the identification of appropriate sites, then current business demand and other factors, the Company plans for the Bank to consider establishment of additional branch offices. There can be no assurance that the Bank will establish any additional branches or that they will be profitable.

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

EMPLOYEES

         At December 31, 2004 the Bank employed 19 full time equivalents, two of whom as executive officers. The Chairman of the Board, an attorney in private practice, devotes considerable time each month to the advancement of the Bank, principally in business development activities. The Company (as distinguished from the Bank) does not have any employees or officers who are not employees or officers of the Bank. None of the Bank's employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program that includes health and dental insurance, a 401(k) plan, and life and long-term disability insurance for substantially all full time employees.

MARKET AREA AND COMPETITION

         Location and Market Area. Our main office and the headquarters are located at 1804 West Street, Annapolis, Maryland 21401. Our first branch office (our second banking location), is located at 4451 Parliament Place, Lanham, Maryland, and opened in the third quarter of 2004.

         The Company is located in one of the most dynamic regions in the United States. The Federal Government has a major direct and indirect influence on the economies, infrastructure and land use management of Washington, D.C. and the Maryland and Virginia counties surrounding Washington. According to the State of Maryland's Department of Business and Economic Development (the "Department"), the region is the nation's 4th largest market - with a population of 6.9 million and a workforce of 3.4 million - and is the home to three major airports, the nation's capital and a highly educated workforce. The regional economy is perennially strong and diverse, boasts consistently high job growth and low unemployment and is increasingly service sector and small business oriented. Information technology, the medical industry and tourism are all major growth industries for the region. These industries are characterized by small niche oriented enterprises that thrive on their ability to tap the highly educated workforce and abundant access to the region's substantial communications infrastructure.

         The Bank's market strategy is to grow within the Central Maryland corridor, which consists of Anne Arundel, Prince George's, Montgomery and Howard counties. The bank is currently focused on Anne Arundel and Prince George's counties, and within the triangle of Annapolis, Washington, D.C. and Baltimore/Washington International Airport, which we believe have significant growth opportunities.

         Anne Arundel County evolved from a bedroom community to Baltimore to be more heavily influenced by Washington growth factors. Based on data provided by the County's Economic Development Corporation, in the past two decades, the county has developed its own unique and diverse economy. This has occurred due to growth opportunities presented by Baltimore/Washington International Airport, which served 19.7 million passengers in 2003 and has long been considered one of the State of Maryland's prime economic engines; the National Security Agency, which has 25 thousand employees; Northrop Grumman, a high-technology firm with 7,500 employees, the largest private sector employer in the county; the United States Naval Academy; the increasing tourism industry in the historic City of Annapolis and recently the Arundel Mills Mall. These unique attributes create attractive opportunities for small businesses to service both highly sophisticated enterprises and rapidly developing firms. The local economy is dominated by small and mid-sized service sector enterprises. Anne Arundel County is home to over 12 thousand businesses, 97% of which have fewer than 100 employees. The county's economy has deep roots in Internet based services; high-technology telecommunications; product distribution, a result of proximity of goods arriving to the Port of Baltimore and BWI Airport; and technical support services. Once home to large Maryland-based regional banks, financial services are now primarily provided by larger super-regional institutions such as Bank of America, SunTrust, Wachovia and BB&T, all of which expanded into this highly attractive banking market over the past decade by acquisition. Based on data from the 2000 Census and projected figures by the County's Economic Development Corporation, Anne Arundel County has a population of 510 thousand and provides 307 thousand jobs, 70% of which are in the service sector, and has a very low 3.4% unemployment rate. The mean household income of $76 thousand compares very favorably to the national average.

         Expansion into neighboring Prince George's County is a natural extension of the Bank's strategic growth plan. Relocating and expanding businesses have been increasingly attracted to Prince George's County due to its competitively priced land and buildings, an integrated transportation system, proximity to Washington, D.C., and attractive business incentives such as the county's Revitalization Tax Credit, a new High Technology Incentive Package, Enterprise Zone benefits and a foreign trade zone. Increasingly restrictive land use policies in Montgomery and Anne Arundel counties have provided significant growth opportunities in Prince George's. The county closely mirrors Anne Arundel County with respect to small business enterprises, with 97% of the over 14 thousand employers having fewer than 100 workers, according to the Department. Based on further data from the Department. government is also a significant influence, with 75 thousand Federal, state and county employees, led by Andrews Airforce Base, which has 17 thousand employees, and the University of Maryland which has 11,700 employees. Similar to Anne Arundel County, large super-regional banking institutions have obtained additional market share in the suburban Washington market from the acquisition of many of the community banks that once existed in this area. Prince George's County has a population of 805 thousand and an unemployment rate of 4.8%. A favorable and accommodative business climate has helped fuel the strong housing market, with average sale prices above $300 thousand, and has attracted a highly educated workforce with an average household income of $55 thousand, according to Department figures.

         Competition. Deregulation of financial institutions and holding company acquisitions of banks across state lines has resulted in widespread, fundamental changes in the financial services industry. This transformation, although occurring nationwide, is particularly intense in the greater Baltimore/Washington, D.C. In both Anne Arundel and Prince George's Counties, Maryland, competition is exceptionally keen from large banking institutions headquartered outside of Maryland. In addition, we compete with other community banks, savings and loan associations, credit unions, mortgage companies, finance companies and others providing financial services. Among the advantages that many of these institutions have over the Bank are their abilities to finance extensive advertising campaigns, maintain extensive branch networks and technology investments, and to directly offer certain services, such as international banking and trust services, which we do not directly offer. Further, the greater capitalization of the larger institutions allows for substantially higher lending limits than the Bank. Certain of these competitors have other advantages, such as tax exemption in the case of credit unions, and lesser regulation in the case of mortgage companies and finance companies.

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

         USA Patriot Act. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the "USA Patriot Act" or the "Patriot Act", financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulations cannot be predicted with certainty.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         The main office of the Bank and the executive offices of the Bank and the Company are located at 1804 West Street, Annapolis, Maryland, in a brick and masonry structure with ample parking. The Company leases 8,100 square feet in the building under a five-year lease, which commenced in April 2000. Rent expense was $184,586 and $178,008 for the years ended December 31, 2004 and 2003, respectively. The Company has exercised the first of three five-year renewal options. Management believes adequate insurance coverage is in force.

         The branch office of the Bank is located at 4451 Parliament Place, Lanham, Maryland in a masonry structure with ample parking. The Bank leases 2,100 square feet in the building under a ten-year lease (with an exit option at the end of five years) which commenced in June 2004. Rent expense in 2004 was $14,054. Management believes adequate insurance coverage is in force.

ITEM 3.  LEGAL PROCEEDINGS.

         In the ordinary course of its business, the Company may become involved in routine legal proceedings. At December 31, 2004, there were no pending, or to the knowledge of the Company, threatened legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER REPURCHASES OF SECURITIES.


         (a) Market for Common Stock and Dividends. The information regarding the market for the Company's Common Stock and dividend history required under
Item 5(a) is hereby incorporated herein by reference from the material under the caption "Market for Common Stock and Dividends" on pages 13 to 14 of the Company's Annual Report for the fiscal year ended December 31, 2004.

         Recent Sales of Unregistered Shares.   None.

         (b) Use of Proceeds: Not applicable

         (c) Issuer Repurchases of Securities During the Fourth Quarter of 2004. None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         The information required by this item is incorporated by reference to the material appearing under the caption "Management Discussion and Analysis" appearing at pages 2 to 14 of the Company's Annual Report to Shareholders for the year ended December 31, 2004.

ITEM 7. FINANCIAL STATEMENTS.

         The information required by this item is incorporated by reference to the Consolidated Financial Statements appearing at pages 15 to 37 of the Company's Annual Report to Shareholders for the year ended December 31, 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROLS AND PROCEDURES.

         The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Bank's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Bank's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

         None.
                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

         The information required under Item 9 is hereby incorporated herein by reference from the material under the caption "Election of Directors" contained on pages 3 through 10, and under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 11, of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2005.

         Code of Ethics. The Company has adopted a Code of Ethics that applies to the President/Chief Executive Officer and Executive Vice President/Chief Financial Officer. The Company will provide a copy of the Code of Ethics without charge upon written request directed to Candace M. Springmann, Corporate Secretary, CommerceFirst Bancorp, Inc, 1804 West Street, Annapolis, Maryland 21401.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by Item 10 is hereby incorporated herein by reference from the material under the caption "Election of Directors - Executive Compensation," contained at pages 9-10 of the of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans The following table sets forth information regarding outstanding options and other rights to purchase common stock under the Company's compensation plans.


                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                         Number of securities
                                                                                                        remaining available for
                                                                                                     future issuance under equity
                                 Number of securities to be issued       Weighted average price of        compensation plans
                                   upon exercise of outstanding            outstanding options,         (excluding securities
          Plan category            options, warrants and rights            warrants and rights          reflected in column (a)
-----------------------------------------------------------------------------------------------------------------------------------
                                               (a)                                (b)                            (c)
Equity compensation plans
approved by security holders (1)                0                                 N/A                             0
Equity compensation plans not
approved by security holders               143,337(1)                            $10.00                           0
                                           ---------                             ------                           -
              Total                        143,337(1)                            $10.00                           0
                                           ==========                            ======                           =

(1) Column (a) reflects, 123,337 shares of common stock subject to issuance upon the exercise of warrants issued to organizers of the Company and Bank under the Organizer's Agreement and related Warrant Plan, as amended and restated, which provided for the issuance to organizers of warrants to purchase an aggregate of 15% of the number of shares sold in the Company's initial registered offering of shares of its common stock. The warrants are fully vested, and have a term ending in August 2010. The warrants are subject to call by the Company upon the occurrence of certain events, and are subject to mandatory exercise or forfeiture upon certain regulatory events. Column (a) also includes options to purchase 20,000 shares of common stock at an exercise price of $10.00 per share issuable to certain officers of the Company under the Company's 2004 Non-qualified Stock Option Plan. No additional options may be issued under the Non-qualified Stock Option Plan.

         The other information required by Item 11 is hereby incorporated herein by reference from the material under the caption "Voting Securities and Principal Shareholders" contained at page 3 of the of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2005.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 12 is hereby incorporated herein by reference from the material under the caption "Election of Directors - Certain Relationships and Related Transactions" contained at page 10 of the of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2005.

ITEM 13.  EXHIBITS

Exhibit No.   Description of Exhibits
-----------   -----------------------

3(a)          Certificate of Incorporation of the Company, as amended (1)
3(b)          Bylaws of the Company (1)
10(a)         Employment Agreement between Richard J. Morgan and the Company (2)
10(b)         Employment Agreement between Lamont Thomas and the Company (3)
10(c)         2004 Non Incentive Option Plan (4)
11            Statement Regarding Computation of Per Share Income
13            Annual Report to Shareholders

Exhibit No.   Description of Exhibits
-----------   -----------------------

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

-----------------------------

(1) Incorporated by reference to exhibit of the same number filed with the Company's Registration Statement on Form SB-2, as amended, (File No. 333-91817)
(2) Incorporated by reference to exhibit 10(b) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333-91817)
(3) Incorporated by reference to exhibits 10(c) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333-91817)
(4) Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (File No. 333-119988).
(5) Incorporated by reference to Exhibit 4 to the Company's to Registration Statement on Form S-8 (File No. 333-109138)


ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by Item 14 is hereby incorporated herein by reference from the material under the caption "Independent Public Accountants" contained at page 11 of the of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2005.

                                   SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 COMMERCEFIRST BANCORP, INC


March 16, 2005                   By: /s/ Richard J. Morgan,
                                     ----------------------------------------
                                     Richard J. Morgan, President and CEO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         NAME                                        POSITION                                       DATE

/s/ Milton D. Jernigan II                    Chairman of the Board of Directors of the         March 16, 2005
-----------------------------------                    Company and the Bank
Milton D. Jernigan II


/s/ Alvin R. Maier                            Vice Chairman of the Board of Directors          March 16, 2005
-----------------------------------          of the Company and the Bank; Treasurer of
Alvin R. Maier                                              the Company


/s/ Richard J. Morgan                        Director, President and CEO of the                March 16, 2005
-----------------------------------                 Company and the Bank
Richard J. Morgan


/s/ Lamont Thomas                            Director and Executive Vice President of          March 16, 2005
-----------------------------------           the Company and the Bank; Treasurer of
Lamont Thomas                                               the Bank


/s/ John J. Barron                           Director of the Company and the Bank              March 16, 2005
-----------------------------------
John J. Barron

 /s/ Edward B. Howlin, Jr.                   Director of the Company and the Bank              March 16, 2005
-----------------------------------
Edward B. Howlin, Jr.

/s/ Charles L. Hurtt, Jr., CPA               Director of the Company and the Bank              March 16, 2005
-----------------------------------
Charles L. Hurtt, Jr., CPA

/s/ Robert R. Mitchell
-----------------------------------          Director of the Company and the Bank              March 16, 2005
Robert R. Mitchell

/s/ John A. Richardson, Sr.                  Director of the Company and the Bank              March 16, 2005
---------------------------
John A. Richardson, Sr.