Form 10QSB
period 2005-03-31
COMMERCEFIRST BANCORP INC
filed 2005-04-27
CIK 1098813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)
(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

                                       OR

( )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                    ------------------ ---------------------


                        Commission File Number 000-51104


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

         As of April 27, 2005, there were 1,803,583 shares of the issuer's common stock, $0.01 par value, outstanding.

         Transitional Small Business Disclosure Format:  Yes |_|     No |X|

                           COMMERCEFIRST BANCORP, INC.

                                   FORM 10-QSB


                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                        PAGE(S)

   Item 1 - Financial Statements

     Consolidated Balance Sheets - March 31, 2005 (Unaudited)              1
       and December 31, 2004 (Audited)

      Consolidated Statements of Income                                    2
           o  Three-month period ended March 31, 2005 (Unaudited)
           o  Three-month period ended March 31, 2004 (Unaudited)

     Consolidated Statements of Comprehensive Income                       3

           o  Three-month period ended March 31, 2005 (Unaudited)
           o  Three-month period ended March 31, 2004 (Unaudited)

     Consolidated Statements of Cash Flows                                 4

           o  Three-month period ended March 31, 2005 (Unaudited)
           o  Three-month period ended March 31, 2004 (Unaudited)

     Notes to Consolidated Financial Statements                            5-7

Item 2 - Management's Discussion and Analysis of Financial Condition       8-15
           and Results of Operations

Item 3 - Controls and Procedures                                             15

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Item 3 - Default upon Senior Securities
Item 4 - Submission of Matters to a Vote of Security Holders
Item 5 - Other Information
Item 6 - Exhibits

SIGNATURES

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2005 AND DECEMBER 31, 2004


                                                 MARCH 31, 2005    December 31, 2004
                                                  (UNAUDITED)          (Audited)
                                                --------------      ---------------
ASSETS
Cash and due from banks                           $  3,296,460       $  3,196,520
Federal funds sold                                  25,704,121         14,202,382
                                                  ------------       ------------
     Cash and cash equivalents                      29,000,581         17,398,902
Investment securities
available-for-sale, at fair value                    4,927,100          4,978,100
Federal Reserve Bank stock, at cost                    195,900            195,900
Atlantic Central Bankers Bank stock,                    37,000             37,000
at cost Maryland Financial Bank stock, at cost          25,000             25,000
Loans, less allowance for credit
losses of $1,247,874 (2005) and
    $1,153,874 (2004)                               54,940,178         51,017,418
SBA loans held for sale, at fair value                 916,043            759,056
Premises and equipment, at cost, less
     accumulated depreciation                          175,881            184,832
Accrued interest receivable                            244,921            233,946
Deferred tax asset                                     779,775            876,084
Other assets                                           236,410            246,292
                                                   -----------        -----------
              TOTAL ASSETS                         $91,478,789        $75,952,530
                                                   ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
     Noninterest-bearing demand                    $16,530,235        $20,691,315
     Interest-bearing                               54,850,720         45,037,635
                                                   -----------        -----------
              Total deposits                        71,380,955         65,728,950
Securities sold under agreements to repurchase       3,133,991          3,086,450
Accrued interest payable on deposits                    41,571             36,412
Other liabilities                                      406,233            326,617
                                                   -----------        -----------
     TOTAL LIABILITIES                              74,962,750         69,178,429
                                                   -----------        -----------
COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
Common stock, par value $.01,
authorized 4,000,000 shares; issued and
  outstanding 1,803,583 shares (2005);
     822,250 shares (2004)                              18,036              8,223
Surplus                                             17,683,450          8,099,012
Accumulated deficit                                 (1,125,706)        (1,305,795)
Accumulated other comprehensive income                 (59,741)           (27,339)
                                                   -----------        -----------
     TOTAL STOCKHOLDERS' EQUITY                     16,516,039          6,774,101
                                                   -----------        -----------
     TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                       $91,478,789        $75,952,530
                                                   ===========        ===========

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                                         THREE MONTHS ENDED     Three Months Ended
                                                           MARCH 31, 2005         March 31, 2004
                                                            (UNAUDITED)             (Unaudited)
                                                          ---------------         --------------
INTEREST INCOME ON:
   Commercial and industrial loans, including fees             $    628,850     $    331,153
   Real estate secured loans, including fees                        397,695          224,419
   U.S. Treasury securities                                          30,501           48,611
   Other investments                                                  3,638            3,359
   Federal funds sold                                                89,419           15,304
                                                               ------------     ------------
     Total interest income                                        1,150,103          622,846
                                                               ------------     ------------
INTEREST EXPENSE ON:
   Deposits                                                         254,997          113,160
   Securities sold under agreements to repurchase                     4,134            6,310
                                                               ------------     ------------
        Total interest expense                                      259,131          119,470
                                                               ------------     ------------
             NET INTEREST INCOME                                    890,972          503,376
                                                               ------------     ------------
PROVISION FOR CREDIT LOSSES                                          90,000           45,000
                                                               ------------     ------------
             NET INTEREST INCOME AFTER
               PROVISION FOR CREDIT LOSSES                          800,972          458,376
                                                               ------------     ------------
OTHER INCOME:
   Gains on sales of SBA loans                                       31,728           37,660
   Service charges                                                   76,323           84,836
                                                               ------------     ------------
                                                                    108,051          122,496
                                                               ------------     ------------
OTHER EXPENSES:
   Salaries and benefits                                            370,970          318,023
   Legal and professional                                            23,855           17,640
   Loan collection expenses                                             290            7,005
   Rent and occupancy                                                61,625           50,460
   Marketing and business development                                 9,902            7,430
   Insurance                                                          8,400            8,336
   Data processing                                                   19,478           15,585
   Support services                                                  44,943           24,564
   Depreciation and amortization                                     25,499           18,082
   Other expenses                                                    50,971           40,051
                                                               ------------     ------------
          Total other expenses                                      615,933          507,177
                                                               ------------     ------------
INCOME BEFORE INCOME TAX                                            293,090           73,695
FEDERAL AND STATE INCOME TAX EXPENSE                                113,000                -
                                                               ------------     ------------
NET INCOME                                                     $    180,090     $     73,695
                                                               ============     ============
BASIC AND DILUTED INCOME PER SHARE
   OF COMMON STOCK                                             $       0.15     $       0.09
                                                               ============     ============

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                                          THREE MONTHS     Three  Months
                                                             ENDED             Ended
                                                         MARCH 31, 2005    March 31, 2004
                                                          (UNAUDITED)       (Unaudited)
                                                         --------------    --------------

Net income                                                  $  180,090       $  73,695
Other comprehensive income (loss), net of tax:
   Unrealized holding gain (loss) on securities
   available-for-sale during the period,
   net of deferred taxes.                                      (32,402)         10,076
                                                            ----------       ---------
Comprehensive income                                        $  147,688       $  83,771
                                                            ==========       =========

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                                                      THREE MONTHS       Three Months
                                                                          ENDED            Ended
                                                                      MARCH 31, 2005    March 31, 2004
                                                                       (UNAUDITED)       (Unaudited)
                                                                     --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $     180,090     $     73,695
   Adjustments to reconcile net income to net cash
   provided by operating activities:
        Depreciation, amortization and accretion                            27,407           21,160
        Provision for credit losses                                         90,000           45,000
        Provision for losses on unfunded commitments                         1,500            1,500
        Deferred income taxes                                              113,000                -
        Change in assets and liabilities:
          Increase in accrued interest receivable                          (10,975)         (13,063)
          Decrease (increase) in other assets                                9,881          (31,867)
          Increase in accrued interest payable                               5,159            1,441
          Increase in other liabilities                                     78,114           49,370
                                                                       -----------     ------------
          Net cash provided by operating activities                        494,176          147,236
                                                                       -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of available-for-sale securities                                    -       (1,003,125)
   Purchase of FRB stock                                                         -           (4,600)
   Increase in loans, net                                               (4,169,747)        (755,831)
   Purchases of premises and equipment                                     (16,549)         (14,340)
                                                                       -----------     ------------
          Net cash used by investing activities                         (4,186,296)      (1,777,896)
                                                                       -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in noninterest-bearing deposits, net                        (4,161,080)        (391,871)
   Increase in time deposits, net                                        9,813,086        1,869,560
   Increase in securities sold under agreements to repurchase, net          47,541        2,590,384
   Issuance of common stock                                             10,303,997                -
   Costs of raising capital                                               (709,745)               -
                                                                       -----------     ------------
          Net cash provided by financing activities                     15,293,799        4,068,073
                                                                       -----------     ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                   11,601,679        2,437,413
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          17,398,902       10,957,398
                                                                       -----------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $29,000,581     $ 13,394,811
                                                                       ===========     ============
Supplemental Cash Flow Information:
   Interest payments                                                   $   218,920     $    118,029
                                                                       -----------     ------------
   Total increase (decrease) in unrealized appreciation/
     depreciation on available-for-sale securities                         (49,093)          15,267
                                                                       -----------      -----------

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

         The financial data at December 31, 2004 are derived from audited consolidated financial statements that are included in the Company's Annual Report for the year ended December 31, 2004. The financial data at March 31, 2005 and 2004 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.

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

         Accounting Policies:


         There have been no changes in accounting policies used by and no new policies adopted by the Company during the quarter ended March 31, 2005.

NOTE 2. INCOME TAXES

         The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the enacted rates that will be in effect when these differences reverse. During the third quarter 2004, management determined that no valuation allowance, primarily attributable to unused net operating loss deductions, was required as it is more likely than not that the net deferred income tax benefits will be fully utilized in future years. As a result, income tax expense is being recognized in future periods based upon the profitability of the Bank.

NOTE 3. NET INCOME PER COMMON SHARE

         Basic earnings per share of common stock are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by including the average dilutive common equivalents outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants, calculated using the treasury stock method. Diluted earnings per share calculations were not required for the three month period ended March 31, 2004 since the outstanding options and warrants were considered anti-dilutive.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                          BASIC AND DILUTED EARNINGS PER SHARE
                                                          ------------------------------------

                                                                  THREE MONTHS ENDED
                                                          ------------------------------------
                                                                       MARCH 31
                                                                  2005             2004
                                                          -----------------   ----------------

         Basic and diluted:
              Net income                                     $      180,090   $    73,695
              Weighted average common shares outstanding          1,171,168       822,250
              Dilutive effect of stock options                       21,555             -
              Average common shares outstanding - diluted         1,192,723        822,250
              Basic net income per share                     $         0.15   $       0.09
              Diluted net income per share                   $         0.15   $       0.09


NOTE 4. ISSUANCE OF COMMON STOCK

         During the first quarter of 2005 the Company sold an aggregate of 981,333 additional shares of common stock. Of the shares sold, 175,000 were sold on a rights offering basis to shareholders of record as of December 9, 2004 at a price of $10.50 per share, and 806,333 shares were sold in a public offering also at a price of $10.50 per share. The offerings, which closed on February 28, 2005, raised an aggregate of approximately $9.6 million, net of expenses of the offering, financial advisory fees and underwriter's commission. In March 2005, the Company contributed $6,000,000 to the capital of the Bank. The remaining proceeds of the offerings are available for general corporate purposes, included further contribution to the Bank for use in its lending and investment activities and other operations.

NOTE 5. STOCK-BASED COMPENSATION

         The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its warrant plan and non qualified stock option plan. As such, no compensation expenses related to the stock-based compensation plan were recorded during the three month periods ended March 31, 2005 and 2004. If compensation costs for the Company's stock-based compensation plan had been determined based on applying the fair value and disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", no material change in reported net income would have resulted.

NOTE 6. RELATED PARTY TRANSACTIONS

         The Company paid $454 during the first quarter of 2005 for legal expenses to a law firm of which the Chairman of the Board of the Company and the Bank is also a principal.

         The Company paid $8,085 during the first quarter of 2005 for support services and equipment to a computer-consulting firm of which a Director of the Bank is also a principal.

         The Company also paid $28,904 during the first quarter of 2005 for various group insurance benefits for which a Director of the Bank will ultimately receive commission compensation.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Executive officers, directors and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At March 31, 2005 the amounts of such loans outstanding were $6,582,894.

         Deposit balances of executive officers, directors and their affiliated interests totaled $8,521,046 at March 31, 2005. Affiliated interests of directors also held $1,752,384 in securities sold under agreements to repurchase at March 31, 2005.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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


                Outstanding unused lines of credit as of March 31, 2005 are as follows:

                           Loan commitments:
                                    Commercial          $11,398,000
                           Unused lines of credit:
                                    Commercial lines    $14,788,862

                           Letters of Credit            $   501,701

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

     During the first quarter of 2005 the Company sold an aggregate of 981,333 additional shares of common stock. Of the shares sold, 175,000 were sold on a rights offering basis to shareholders of record as of December 9, 2004 at a price of $10.50 per share, and 806,333 shares were sold in a public offering also at a price of $10.50 per share. The offerings, which closed on February 28, 2005, raised an aggregate of approximately $9.6 million, net of expenses of the offering, financial advisory fees and underwriter's commission. In March 2005, the Company contributed $6,000,000 to the capital of the Bank. The remaining proceeds of the offerings are available for general corporate purposes, included further contribution to the Bank for use in its lending and investment activities and other operations.

     On March 1, 2005 trading in the Company's common stock commenced on the NASDAQ Small Cap market under the symbol "CMFB".

1. RESULTS OF OPERATIONS.

     GENERAL. The Company reported a net profit of $180 thousand for the three-month period ended March 31, 2005, as compared to a net profit of $74 thousand for the three-month period ended March 31, 2004. These results are attributed exclusively to the results of operations of the Bank and are in line with management's expectations.

     RETURN ON AVERAGE ASSETS AND AVERAGE EQUITY. The following table shows the return on average assets and average equity for the period shown.

                                               RETURN ON AVERAGE ASSETS AND
                                                       AVERAGE EQUITY
                                            ------------------------------------
                                            Three months ended      Year ended
                                            ------------------     -------------
   (Dollars in thousands)                       March 31            December 31
                                            ------------------     ------------
                                             2005      2004            2004
                                            ------------------     ------------
Return on Average Equity                      7.24%    5.12%          18.02%
Return on Average Earning Assets              0.96%    0.62%           2.05%
Ratio of Average Equity
   to Average Assets                         12.64%   11.63%          10.97%

NET INTEREST INCOME AND NET INTEREST MARGIN. Net interest income is the difference between interest earned on various assets (principally loans and investments) and interest expense incurred to attract and retain deposits (principally money market deposit accounts and certificates of deposit) and other funding (principally repurchase agreements) used to support those assets. Additional sources of funding include capital and non-interest-bearing demand deposits, and, to a lesser extent, NOW accounts and savings accounts. The net interest income for the three-month period ended March 31, 2005 was $891 thousand as compared to $503 thousand for the same period in 2004. Total interest income for the three-month period ended March 31, 2005 was $1.15 million as compared to $623 thousand for the same period in 2004. Total interest expenses for the comparable periods in 2005 and 2004 were $259 thousand and $119 thousand, respectively. The increase in net interest income is principally the result of increased balances of earning assets and increases in the average net interest margin.

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

Net interest margin was 4.75% in the first quarter of 2005, as compared to 4.23% in the comparable period in 2004. Interest spread was 4.14% in the first quarter of 2005, as compared to the 3.85% recorded in the first quarter of 2004. The increases in both spread and margin reflect the increased percentage of assets in higher yielding loans, and the increased volume and yield on federal funds sold. The Bank expects that increases in interest rates and loan growth in 2005 will have a positive impact on net interest margin and net interest income, although there can be no assurance. Competitive pressures could result in rates on deposits, which have not increased as much or as rapidly as rates on earning assets, increasing more than rates on earning assets in future periods.


                                                              CONSOLIDATED AVERAGE BALANCES,
                                                                     YIELDS AND RATES
                                                  ---------------------------------------------------------
(Dollars in thousands)
                                                       MARCH 31, 2005              March 31, 2004
                                                  -------------------------     ---------------------------
                                                   AVERAGE            YIELD/    Average              Yield/
                                                   BALANCE  INTEREST   RATE     Balance   Interest   Rate
                                                   -------  --------  -----     ------    --------  ------
ASSETS
Total loans(1)                                     $56,103     1,027   7.42%     $33,752    556      6.62%
Investment securities(2)                             5,277        34   2.62%       7,401     52      2.82%
Federal funds sold                                  14,698        89   2.47%       6,721     15      0.92%
                                                   -------     -----   -----      ------   ----     ------
TOTAL INTEREST-EARNING
        ASSETS                                     $76,078     1,150   6.13%     $47,874    623      5.23%
                                                   -------     -----   -----       ------  ----     ------
Less allowance for credit losses                    (1,195)                         (630)
Cash and due from banks                              3,488                         2,029
Premises and equipment, net                            182                            96
Other assets                                         1,370                           360
                                                   -------                       -------
        TOTAL ASSETS                               $79,922                       $49,729
                                                   =======                       =======
LIABILITIES AND STOCK-
   HOLDERS' EQUITY
Interest-bearing demand deposits                   $ 2,016         1   0.25%     $ 1,367      1      0.22%
Money market deposit accounts                       15,833        31   0.79%      13,886     24      0.70%
Savings                                                553         0   0.28%         222      0      0.25%
Certificates of deposit                             30,813       222   2.93%      13,525     88      2.62%
Repurchase agreements                                3,691         4   0.45%       5,806      6      0.44%
                                                   -------     -----   -----     --------  ----     ------
TOTAL INTEREST-BEARING
     LIABILITIES                                   $52,905       259   1.99%     $34,806    119      1.38%
                                                   -------     -----   -----     --------  ----     ------
Non-interest-bearing demand deposits               $16,583                       $ 8,914
Other liabilities                                      343                           224
Stockholders' equity                                10,091                         5,785
                                                   -------                       -------
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                       $79,922                       $49,729
                                                   =======                       =======
Net interest income                                           $  891                       $503
                                                              ======                       ====
Net interest spread                                                    4.14%                         3.85%
                                                                      =====                         =====
Net interest margin                                                    4.75%                         4.23%
                                                                      =====                         =====

(1) Interest income on loans includes net fees of $40,958 in 2005 and $9,403 in 2004.

(2) Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholders' equity.

NON-INTEREST INCOME. Non-interest income principally consists of deposit account services charges and gains from the sale of the guaranteed portion of Small Business Administration loans.

For the three-month period ended March 31, 2005, deposit account service charges amounted to $76 thousand as compared to $85 thousand for the same period in 2004.

For the three month period ended March 31, 2005, gains on the sales of SBA loans amounted to $32 thousand as compared to $38 thousand for the same period in 2004. Generally, the Bank intends to sell the guaranteed portion of most additional SBA loans resulting in a continuing stream of income that will vary from quarter to quarter, depending in part upon the amounts actually sold.

         As the Bank continues to develop these and additional sources of income, it is expected that non-interest income will continue to be a significant contributor to the overall profitability of the Company, although there can be no assurance of this.

         NON-INTEREST EXPENSE. Non-interest expense totaled $616 thousand for the three-month period ended March 31, 2005 as compared to $507 thousand for the same period in 2004. In each period, salary and benefit expense was the largest component: $371 thousand and $318 thousand in 2005 and 2004, respectively. The increases are attributable to additional personnel related to the Bank's second office and increased size of the Bank, and to salary increases. These amounts are in line with projections and are deemed necessary to attract and retain qualified personnel essential to the growth and continued profitability of the Bank and the Company.

         INCOME TAX EXPENSE. During the three months ended March 31, 2005, the Company recorded income tax expense of $113,000 compared to no income tax expense recorded for the corresponding period of the prior year. Based on the Company eliminating the need for a valuation allowance in the third quarter 2004 and recognizing a deferred tax asset of $945,000, the Company will be recording income tax expense in future periods based on Bank profitability.

 2.      FINANCIAL CONDITION.

         GENERAL. The Company's assets at March 31, 2005 were $91.5 million, an increase of $15.6 million or 20.5%, from December 31, 2004. At March 31, 2005, gross loans totaled $57.2 million, principally commercial term loans and lines of credit ($34.7 million) and real estate secured term loans ($22.5 million). By comparison, at December 31, 2004, gross loans totaled $53.0 million, principally commercial term loans and lines of credit ($30.7 million) and real estate secured term loans ($22.3 million). At March 31, 2005, deposits totaled $71.4 million, principally certificates of deposit ($32.3 million), money market deposit accounts ($20.7 million), and demand deposits ($16.5 million). By comparison, deposits at December 31, 2004 totaled $65.7 million, principally certificates of deposits ($28.8 million), demand deposits ($20.7 million) and money market deposit accounts ($13.6 million). A significant additional funding source is provided by the securities sold under agreement to repurchase program. At March 31, 2005, balances in this program totaled $3.1 million in comparison to $3.1 million at December 31, 2004. On March 31, 2005 and on December 31, 2004 respectively, non-performing assets of approximately $1.1 million were in non-accrual status. Federal funds sold totaled $25.7 million at March 31, 2005 as compared to $14.2 million on December 31, 2004. The increase in federal funds sold principally related to the temporary investment of proceeds of the offering, pending deployment in loans and investment securities. Investments (principally U.S. Treasury securities and Federal Reserve Bank stock) were $5.1 million at March 31, 2005 as compared to $5.2 million at December 31, 2004. Subsequent to March 31, 2005, the Bank increased its securities portfolio, purchasing $3 million in U.S. Treasury Bills due in August 2005 and $3 million in U.S. Treasury Notes due in March 2007.

         LOAN PORTFOLIO. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At March 31, 2005, total loans were $57.2 million, a 7.9% increase from the $53.0 million in loans outstanding at December 31, 2004. In general, loans consist of internally generated loans and participation loans purchased from other local community banks. Lending activity is confined to our market area. The strong growth is attributable to the satisfactory culmination of efforts to attract quality credits; there has been no dilution of credit underwriting standards. We do not engage in foreign lending activities. The following table presents the composition of the loan portfolio by type of loan at the dates indicated.


                                                              COMPOSITION OF LOAN PORTFOLIO
                                                ----------------------------------------------------
(Dollars in thousands)                               MARCH 31, 2005              December 31, 2004
                                                -----------------------     ------------------------
                                                            PERCENTAGE                   Percentage
                                                BALANCE     TOTAL LOANS      Balance     total loans
                                                ------      -----------     -------      -----------
Commercial                                     $34,680          60.66%      $30,704            57.93%
Real estate - commercial mortgage               22,488          39.34%       22,301            42.07%
                                               -------      ---------       -------      -----------
Gross loans                                    $57,168         100.00%      $53,005           100.00%
Less allowance for credit losses                (1,248)                      (1,154)
Less unearned fees                                 (64)                         (75)
                                               -------                      -------
Loans, net                                     $55,856                      $51,776
                                               =======                      =======

The following table shows the interest rate sensitivity of the loan portfolio at March 31, 2005. Demand loans, loans without a stated maturity and overdrafts are reported as due in one year or less. Floating rate loans are reported to reflect the period until re-pricing. At March 31, 2005, the total amount of loans due after one year with fixed rates of interest was approximately $19.3 million.


                                     INTEREST RATE SENSITIVITY OF LOAN PORTFOLIO
                                     -------------------------------------------

(Dollars in thousands)              One Year       After One Year      After Five
                                    or Less      through Five Years       Years       Total
                                    --------     ------------------    ----------    --------
Fixed (commercial)                  $  5,705      $           5,158         445      $ 11,308
Fixed (real estate)                    1,387                 11,791       1,864        15,042
Floating (commercial)               $ 23,372                      -           -        23,372
Floating (real estate)                 7,446                      -           -         7,446
                                    --------      -----------------     -------      --------
                                    $ 37,910      $          16,949       2,309      $ 57,168
                                    ========      =================     =======      ========

PROVISION FOR CREDIT LOSSES. The provision for credit losses represents the expense recognized to fund the allowance for credit losses. Provision expense of $90 thousand in the first quarter of 2005, represented an increase of $45 thousand as compared to the same period in 2004, reflecting the higher level of loans originated in the comparable periods. At March 31, 2005, the allowance for credit losses stood at $1.2 million, or 2.19% of outstanding gross loans. Of this amount, general reserves are $673 thousand and specific reserves are $575 thousand.

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

In addition to the above adequacy review, management also considers some bulk measures of adequacy. Specifically, an analysis is made of the entire portfolio, less the government guaranteed portion of SBA loans and those loans secured by cash deposits within the bank. An additional measure compares the gross loan total without consideration of guarantees and/or collateral to the allowance. Each quarter, management formally recommends to the Board of the Bank the proposed amount to be allocated monthly to the allowance and accordingly charged to the appropriate expense account.

Based principally on current economic conditions, perceived asset quality, loan-loss experience of comparable institutions in the Company's market area and a strong capital position, the allowance is believed to be adequate as of March 31, 2005.

The activity in the allowance for credit losses is shown in the following table. All charge offs and recoveries relate to commercial loans.

                                           ALLOWANCE FOR CREDIT LOSSES
                                      --------------------------------------
(Dollars in thousands)
                                       MARCH 31, 2005     December 31, 2004
                                      -----------------   ------------------
Balance at beginning of year             $   1,154              $     604
Provision for credit losses                     90                    590
Loans charged off                                -                    (73)
Recoveries                                       4                     32
                                         ---------              ---------
Balance at end of period                 $   1,248              $   1,154
                                         =========              =========

Additionally, the Bank has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At March 31, 2005, the balance of this reserve was $25,500. The reserve, based on evaluations of the collectibility of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

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

 The following table shows an analysis of nonperforming assets at the dates indicated:

                                            ANALYSIS OF NONPERFORMING ASSETS
                                         --------------------------------------
   (Dollars in thousands)                   MARCH 31, 2005   DECEMBER 31, 2004
                                         -----------------   ------------------
Nonaccrual loans
   Commercial                              $   1,057              $   1,057
Accrual loans - Past due 90 days or more           -                      -
Restructed loans                                   -                      -
Real estate owned                                  -                      -
                                           ---------              ---------
   Total nonperforming assets              $   1,057              $   1,057
                                           =========              =========

At March 31, 2005, the Bank had three loans totaling $1.1 million in non-accrual status, identical to the $1.1 million at December 31, 2004. Two of these loans, totaling $908 thousand, to the same borrower, were recognized as impaired on September 1, 2004 and placed on non-accrual status at that time; in addition, there is an overdraft of $52 thousand on this borrower's checking account occasioned by a draw against a Letter of Credit issued on behalf of the borrower. Both loans are secured by real estate and by assignment of all business assets, including accounts receivable. One of the loans, for $258 thousand, also carries a 75% Small Business Administration guarantee. Liquidation of the real estate collateral is expected to generate approximately $500 thousand, but the Bank is unable at this time to place a realistic valuation on the business assets. The SBA guaranteed loan has a priority over the other extensions of credit by the Bank in the real estate collateral, and is expected to be repaid from the proceeds of the liquidation of the real estate collateral, without drawing upon the guarantee. In September 2004, the Bank recorded a charge of $350 thousand against earnings and established a specific reserve of $369 thousand for these loans.

The remaining loan, in the amount of $148 thousand, is guaranteed by the Small Business Administration; the loan is in default and a claim has been submitted to the Small Business Administration. The non-guaranteed portion of this loan was charged off in December 2004. Subsequent to March 31, 2005, the Bank received $152 thousand from the Small Business Administration in payment of this claim and a portion of related expenses.

In addition, at March 31, 2005, there were two related commercial loans totaling $283 thousand considered to be potential problem loans. One of these loans in the amount of $123 thousand carries a 75% Small Business Administration guarantee. The other loan, in the amount of $160 thousand, is secured by real estate and by assignment of all business assets. Specific reserves of $133 thousand have been allocated for these loans. For these purposes, a "potential problem loan" is defined as a loan which is not included in the past due, non-accrual or restructured categories but for which known information about possible credit problems causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms.

Finally, at March 31, 2005, there were three commercial loans (two related) totaling $496 thousand which are not considered potential problem loans and are generally well secured by collateral, but which exhibit characteristics that warrant closer scrutiny and attention to these credits than would otherwise be appropriate. Specific reserves of $72 thousand have been allocated to these credits.

At March 31, 2005 there were no accrual loans past due thirty days or more, no restructured loans and no real estate owned. Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more.

INVESTMENT PORTFOLIO. At March 31, 2005, the carrying value of our investment securities portfolio was approximately $5.0 million as compared to carrying value of $5.0 million at December 31, 2004. The Bank currently classifies its entire securities portfolio as available for sale. Increases in the portfolio will occur whenever deposit growth outpaces loan demand and the forecast for growth is such that the investment of excess liquidity in investment securities (as opposed to short term investments such as Federal Funds) is warranted. In general, our investment policy is to acquire direct U.S. Treasury securities and fully guaranteed U.S. government agency issues with a remaining maturity of four years or less. As the Bank develops its loan portfolio, it anticipates that it will maintain the average maturity of the securities portfolio at two years or less. In addition, the Bank will purchase Federal Reserve stock in accordance with regulation and expects to maintain small equity positions in stock in two banker's banks to facilitate loan participations.

The following table provides information regarding the composition of the Bank's investment securities portfolio at the dates indicated.

                                     COMPOSITION OF THE INVESTMENT PORTFOLIO
                                   --------------------------------------------
(Dollars in thousands)
                                      MARCH 31, 2005        December 31, 2004
                                   --------------------   ---------------------

Available for Sale                            PERCENT                  Percent
   (at Estimated Market Value)     BALANCE    OF TOTAL     Balance     of Total
                                   -------    --------    --------     --------
U.S. Treasuries                    $ 4,927      95.03%    $  4,978       95.07%
Federal Reserve Stock                  196       3.78%         196        3.74%
Corporate equities                      62       1.20%          62        1.18%
                                   -------    --------    --------     -------
Total                              $ 5,185     100.00%    $  5,236      100.00%
                                   =======                ========

3.    LIQUIDITY AND CAPITAL RESOURCES.

      The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. The Bank's principal sources of funds for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits, and the payment for checks drawn upon it. The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions and Federal funds sold. The levels of such assets are dependent on the Bank's lending, investment and operating activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and loan demand, both current and anticipated. At March 31, 2005, the Bank's cash and cash equivalents totaled $29.0 million, an increase of $11.6 million from December 31, 2004, primarily a result of temporary investment of proceeds of the offering.

      The Bank may draw upon $3.5 million unsecured Federal funds borrowing facilities from other financial institutions. At March 31, 2005, no amounts were outstanding under this facility. The Company believes its levels of liquidity and capital are adequate to conduct the business of the Company and Bank.

      The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At March 31, 2005, the Bank was in full compliance with these guidelines, as follows:

                                                 CAPITAL ADEQUACY RATIOS
                                      -----------------------------------------

                                         MARCH 31, 2005      December 31, 2004
                                      --------------------  -------------------
                                      COMPANY        BANK    Company      Bank
        Total Capital
           to risk-weighted Assets    28.1%          22.1%   13.5%       13.3%
        Tier I Capital
           to risk-weighted Assets    26.9%          20.9%   12.3%       12.0%
        Tier I Capital
           to average assets          20.8%          16.1%   10.6%       10.4%

                        ITEM 3 - CONTROLS AND PROCEDURES

      The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Bank's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Bank's internal control over financial reporting.

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings

      In the ordinary course of its business, the Company may become involved in routine legal proceedings. At March 31, 2005, there were no pending, or to the knowledge of the Company, threatened legal proceedings.

      Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

      (a) Sales of Unregistered Securities. None

      (b) Use of Proceeds. Not applicable.

      (c) Small Business Issuer Purchases of Securities. None

      Item 3 - Defaults upon Senior Securities - None

      Item 4 - Submission of Matters to a Vote of Security Holders - None

      Item 5 - Other Information

  (a) Information Required to be Reported on Form 8-K. None

  (b) Changes in Security Holder Nomination Procedures. None

  Item 6 - Exhibits

Exhibit No. Description of Exhibits

3(a)  Certificate of Incorporation of the Company, as amended (1)
3(b)  Bylaws of the Company (1)
10(a) Employment Agreement between Richard J. Morgan and the Company (2) 10(b) Employment Agreement between Lamont Thomas and the Company (3) 10(c) 2004 Non Incentive Option Plan (4)
11    Statement Regarding Computation of Per Share Income
21    Subsidiaries of the Registrant

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

--------------
 (1) Incorporated by reference to exhibit of the same number filed with the Company's Registration Statement on Form SB-2, as amended, (File No. 333-91817)
 (2) Incorporated by reference to exhibit 10(b) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333-91817)
 (3) Incorporated by reference to exhibits 10(c) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333-91817)
 (4) Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (File No. 333-119988).
 (5) Incorporated by reference to Exhibits 99(b) and 99(d) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333- 91817)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               COMMERCEFIRST BANCORP, INC.

   Date: April 27, 2005                        By:  /s/ Richard J. Morgan
                                                   -----------------------
                                               Richard J. Morgan, President and
                                               Chief Executive Officer

   Date: April 27, 2005                        By:  /s/ Lamont Thomas
                                                   ---------------------
                                               Lamont Thomas, Executive Vice
                                               President and Chief Financial
                                               Officer