Form 10QSB
period 2005-06-30
COMMERCEFIRST BANCORP INC
filed 2005-07-28
CIK 1098813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)
(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition__________ period to__________


                        Commission File Number 000-51104
                        --------------------------------


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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15)d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         As of July 28, 2005, there were 1,803,583 shares of the issuer's common stock, $0.01 par value, outstanding.

         Transitional Small Business Disclosure Format:       Yes [ ]   No [X]

                           COMMERCEFIRST BANCORP, INC.

                                   FORM 10-QSB


                                      INDEX
                                      -----


                                                                                                           PAGE(S)
                                                                                                           -------
PART I - FINANCIAL INFORMATION


   Item 1 - Financial Statements

     Consolidated Balance Sheets - June 30, 2005 (Unaudited)                                                 1
       and December 31, 2004 (Audited)

      Consolidated Statements of Income                                                                      2
           o    Three- and six-month periods ended June 30, 2005 (Unaudited)
           o    Three- and six-month periods ended June 30, 2004 (Unaudited)

     Consolidated Statements of Comprehensive Income                                                         3
           o Three- and six-month periods ended June 30, 2005 (Unaudited)
           o Three- and six-month periods ended June 30, 2004 (Unaudited)

     Consolidated Statements of Cash Flows                                                                    4
           o Six-month period ended June 30, 2005 (Unaudited)
           o Six-month period ended June 30, 2004 (Unaudited)

     Notes to Consolidated Financial Statements                                                             5-7

Item 2 - Management's Discussion and Analysis of Financial Condition                                        8-15
         and Results of Operations

Item 3 - Controls and Procedures                                                                              15


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Item 3 - Default upon Senior Securities
Item 4 - Submission of Matters to a Vote of Security Holders
Item 5 - Other Information
Item 6 - Exhibits


SIGNATURES

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2005 AND DECEMBER 31, 2004

                                                                          JUNE 30, 2005             December 31, 2004
                                                                           (UNAUDITED)                   (Audited)
                                                                        ------------------         -------------------
ASSETS
Cash and due from banks                                                     $  2,784,451             $  3,196,520
Federal funds sold                                                             7,104,864               14,202,382
                                                                            ------------             ------------
          Cash and cash equivalents                                            9,889,315               17,398,902
Investment securities available-for-sale,
     at fair value                                                            10,948,399                4,978,100
Federal Reserve Bank stock, at cost                                              384,000                  195,900
Atlantic Central Bankers Bank stock, at cost                                      37,000                   37,000
Maryland Financial Bank stock, at cost                                            25,000                   25,000
Loans, less allowance for credit losses
     of $1,437,874 (2005) and $1,153,874 (2004)                               61,484,731               51,017,418
SBA loans held for sale, at fair value                                           259,831                  759,056
Premises and equipment, at cost, less
     accumulated depreciation                                                    159,602                  184,832
Accrued interest receivable                                                      287,739                  233,946
Deferred tax asset                                                               622,313                  876,084
Other assets                                                                     368,260                  246,292
                                                                            ------------             ------------
          TOTAL ASSETS                                                      $ 84,466,190             $ 75,952,530
                                                                            ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
     Noninterest-bearing demand                                             $ 16,536,815             $ 20,691,315
     Interest-bearing                                                         47,962,454               45,037,635
                                                                            ------------             ------------
          Total deposits                                                      64,499,269               65,728,950
Securities sold under agreements to repurchase                                 2,588,776                3,086,450
Accrued interest payable on deposits                                              44,566                   36,412
Other liabilities                                                                586,203                  326,617
                                                                            ------------             ------------
     TOTAL LIABILITIES                                                        67,718,814               69,178,429
                                                                            ------------             ------------

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, par value $.01, authorized 4,000,000
     shares; issued and outstanding 1,803,583 shares
     (2005); 822,250 shares (2004)                                                18,036                    8,223
Surplus                                                                       17,683,450                8,099,012
Accumulated deficit                                                             (918,560)              (1,305,795)
Accumulated other comprehensive income(loss)                                     (35,550)                 (27,339)
                                                                            ------------             ------------
     TOTAL STOCKHOLDERS' EQUITY                                               16,747,376                6,774,101
                                                                            ------------             ------------

     TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                               $ 84,466,190             $ 75,952,530
                                                                            ============             ============


  The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               THREE MONTHS                          SIX MONTHS
                                                                  ENDED                                 ENDED
                                                       JUNE 30, 2005     June 30, 2004     JUNE 30, 2005       June 30, 2004
                                                       (UNAUDITED)       (Unaudited)       (UNAUDITED)         (Unaudited)
                                                       ---------------------------------   ----------------------------------
INTEREST INCOME ON:
     Commercial and industrial loans, including fees      $   680,978  $   373,984              $ 1,309,828  $   705,137
     Real estate secured loans, including fees                455,808      236,648                  853,504      461,067
     U.S. Treasury securities                                  74,259       48,084                  104,759       96,696
     Other investments                                          5,447        2,056                    9,085        5,415
     Federal funds sold                                        80,437       18,780                  169,855       34,084
                                                          -----------  -----------              -----------  -----------
              Total interest income                         1,296,928      679,552                2,447,031    1,302,398
                                                          -----------  -----------              -----------  -----------
INTEREST EXPENSE ON:
     Deposits                                                 304,034      124,705                  559,032      237,865
     Securities sold under agreements to repurchase             6,704        6,066                   10,838       12,376
                                                          -----------  -----------              -----------  -----------
               Total interest expense                         310,738      130,771                  569,869      250,240
                                                          -----------  -----------              -----------  -----------
                 NET INTEREST INCOME                          986,191      548,781                1,877,162    1,052,158
                                                          -----------  -----------              -----------  -----------
PROVISION FOR CREDIT LOSSES                                    90,000       45,000                  180,000       90,000
                                                          -----------  -----------              -----------  -----------
                 NET INTEREST INCOME AFTER
                    PROVISION FOR CREDIT LOSSES               896,191      503,781                1,697,162      962,158
                                                          -----------  -----------              -----------  -----------
OTHER INCOME:
     Gain on sales of SBA loans                                22,567       88,574                   54,295      126,234
     Service charges                                           72,929       71,694                  149,252      156,529
                                                          -----------  -----------              -----------  -----------
                                                               95,496      160,268                  203,547      282,764
                                                          -----------  -----------              -----------  -----------
OTHER EXPENSES:
     Salaries and benefits                                    388,470      332,311                  759,441      650,333
     Legal and professional                                    26,986       19,801                   50,841       37,441
     Loan collection expenses (recoveries)                     (7,929)       3,176                   (7,639)      10,181
     Rent and occupancy                                        61,017       53,650                  122,642      104,110
     Marketing and business development                        13,203       12,353                   23,105       19,783
     Insurance                                                  6,353        8,337                   14,753       16,673
     Data processing                                           17,464       12,993                   36,942       28,578
     Support services                                          47,525       32,709                   92,468       57,273
     Depreciation and amortization                             25,587       18,756                   51,086       36,839
     Other expenses                                            60,864       45,673                  111,835       85,725
                                                          -----------  -----------              -----------  -----------
                 Total other expenses                         639,540      539,759                1,255,473    1,046,936
                                                          -----------  -----------              -----------  -----------
INCOME BEFORE INCOME TAXES                                    352,146      124,290                  645,236      197,985
FEDERAL AND STATE INCOME TAX EXPENSE                          145,000           --                  258,000           --
                                                          -----------  -----------              -----------  -----------
NET INCOME                                                    207,146  $   124,290                  387,236  $   197,985
                                                          ===========  ===========              ===========  ===========

BASIC AND DILUTED INCOME PER SHARE
     OF COMMON STOCK                                      $      0.11  $      0.15              $      0.26  $      0.24
                                                          ===========  ===========              ===========  ===========

BASIC AVERAGE COMMON SHARES OUTSTANDING                     1,803,583      822,250                1,489,123      822,250
DILUTED AVERAGE COMMON SHARES OUTSTANDING                   1,822,711      822,250                1,509,459      822,250

     The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
        FOR THE THREE AND SIX MONTH PERIODS ENDING JUNE 30, 2005 AND 2004

                                                               THREE MONTHS                          SIX MONTHS
                                                                   ENDED                                ENDED
                                                      JUNE 30, 2005     June 30, 2004      JUNE 30, 2005    June 30, 2004
                                                      --------------------------------     -------------------------------

                                                       (UNAUDITED)       (Unaudited)         (UNAUDITED)     (Unaudited)
                                                      ---------------   --------------     ---------------  --------------



Net income                                                $ 207,146       $ 124,290            $ 387,236        $ 197,985

Other comprehensive income (loss), net of tax:

    Unrealized holding gains (losses)
    on securities available-for-sale
    during the period, net of
     deferred taxes                                          24,191         (77,289)              (8,211)         (67,213)
                                                          ---------       ---------            ---------        ---------

Comprehensive income                                      $ 231,337       $  47,001            $ 379,025        $ 130,772
                                                          =========       =========            =========        =========




     The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                                             SIX MONTHS
                                                                                               ENDED
                                                                               JUNE 30, 2005            June 30, 2004
                                                                                  (UNAUDITED)              (Unaudited)
                                                                         --------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                $    387,236              $    197,985
      Adjustments to reconcile net income  to net cash
      used by operating activities:
             Depreciation, amortization and accretion                                 35,852                    38,785
             Provision for credit losses                                             180,000                    90,000
             Provision for losses on unfunded commitments                              3,000                     3,000
             Deferred income taxes                                                   258,000                        --
             Change in assets and liabilities:
              Increase in accrued interest receivable                                (53,793)                  (21,024)
              Increase in other assets                                              (121,969)                  (71,155)
              Increase in accrued interest payable                                     8,154                       698
              Increase in other liabilities                                          256,584                   107,432
                                                                                ------------              ------------

              Net cash provided by operating activities                              953,064                   345,721
                                                                                ------------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of available-for-sale securities                                  (5,967,505)               (3,001,250)
      Maturities of available-for-sale securities                                         --                 3,000,000
      Purchase of FRB stock                                                         (188,100)                   (4,600)
      Increase in loans, net                                                     (10,148,088)               (5,085,390)
      Purchases of premises and equipment                                            (25,856)                  (39,188)
                                                                                ------------              ------------

              Net cash used by investing activities                              (16,329,549)               (5,130,428)
                                                                                ------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in noninterest-bearing deposits, net                               (4,154,500)                 (194,725)
      Increase  in time deposits, net                                              2,924,819                 6,373,790
      Decrease in securities sold under agreements to repurchase, net               (497,674)               (1,739,101)
      Issuance of common stock                                                    10,303,997                        --
      Costs of raising capital                                                      (709,744)                       --
                                                                                ------------              ------------
              Net cash provided by financing activities                            7,866,898                 4,439,964
                                                                                ------------              ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                             (7,509,587)                 (344,741)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    17,398,902                10,957,398
                                                                                ------------              ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  9,889,315              $ 10,612,657
                                                                                ============              ============
Supplemental Cash Flow Information:
      Interest payments                                                         $    462,537              $    184,115
                                                                                ------------              ------------
      Total increase (decrease) in unrealized appreciation
         (depreciation) on available-for-sale securities                        $    (12,440)             $   (101,838)
                                                                                ------------              ------------

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

         The financial data at December 31, 2004 are derived from audited consolidated financial statements that are included in the Company's Annual Report for the year ended December 31, 2004. The financial data at June 30, 2005 and 2004 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.

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

         Accounting Policies:

         There have been no changes in accounting policies used by and no new policies adopted by the Company during the quarter ended June 30, 2005.

NOTE 2.  INCOME TAXES

         The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the enacted rates that will be in effect when these differences reverse. During the third quarter 2004, management determined that no valuation allowance was required as it is more likely than not that the net deferred income tax benefits, primarily attributable to unused net operating loss deductions, will be fully utilized in future years. As a result, income tax expense is recorded in each period based upon the profitability of the Bank.

NOTE 3.  NET INCOME PER COMMON SHARE

         Basic earnings per share of common stock are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by including the average dilutive common equivalents outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants, calculated using the treasury stock method. Diluted earnings per share calculations were not required for the three and six month periods ended June 30, 2004 since the outstanding options and warrants were considered anti-dilutive.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          BASIC AND DILUTED EARNINGS PER SHARE
                                                                 ---------------------------------------------------

                                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             ------------------------------      ----------------------------
                                                                        JUNE 30                            JUNE 30
                                                                 2005             2004              2005            2004
                                                             -------------    -------------      ------------    ------------

         Net income                                           $  207,146        $  124,290        $  387,236        $  197,985
         Weighted average common shares outstanding            1,803,583           822,250         1,489,123           822,250
         Dilutive effect of stock options                         19,128                --            20,336                --
         Average common shares outstanding - diluted           1,822,711           822,250         1,509,459           822,250
         Basic net income per share                           $     0.11        $     0.15        $     0.26        $     0.24
         Diluted net income per share                         $     0.11        $     0.15        $     0.26        $     0.24


NOTE 4.  STOCK-BASED COMPENSATION

         The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its warrant plan and non qualified stock option plan. As such, no compensation expenses related to the stock-based compensation plan were recorded during the three and six-month periods ended June 30, 2005 and 2004. If compensation costs for the Company's stock-based compensation plan had been determined based on applying the fair value and disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", no material change in reported net income would have resulted.

NOTE 6.  RELATED PARTY TRANSACTIONS

         The Company paid $18,874 during the first half of 2005 for support services and equipment to a computer-consulting firm of which a Director of the Bank is also a principal.

         The Company also paid $56,360 during the first half of 2005 for various group insurance benefits for which a Director of the Bank will ultimately receive commission compensation.

         Executive officers, directors and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At June 30, 2005 the amounts of such loans outstanding were $6,163,395.

         Deposit balances of executive officers, directors and their affiliated interests totaled $8,040,018 at June 30, 2005. An affiliated interest of a director also held $1,172,209 in securities sold under agreements to repurchase at June 30, 2005.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

              Outstanding unused lines of credit as of June 30, 2005 are as follows:

                           Loan commitments:
                                    Commercial                $12,135,000
                           Unused lines of credit:
                                    Commercial lines          $13,631,673

                           Letters of Credit                  $   473,801

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

     During the first quarter of 2005 the Company sold an aggregate of 981,333 additional shares of common stock. Of the shares sold, 175,000 were sold on a rights offering basis to shareholders of record as of December 9, 2004 at a price of $10.50 per share, and 806,333 shares were sold in a public offering also at a price of $10.50 per share. The offerings, which closed on February 28, 2005, raised an aggregate of approximately $9.6 million, net of expenses of the offering, financial advisory fees and underwriter's commission. In March 2005, the Company contributed $6,000,000 to the capital of the Bank. The remaining proceeds of the offerings are available for general corporate purposes, including further contribution to the Bank for use in its lending and investment activities and other operations.

     On March 1, 2005 trading in the Company's common stock commenced on the NASDAQ Small Cap market under the symbol "CMFB".

1.   RESULTS OF OPERATIONS.

     GENERAL. The Company reported a net profit of $387 thousand for the six-month period ended June 30, 2005 after recording a provision for income tax expense of $258 thousand, as compared to a net profit of $198 thousand for the six-month period ended June 30, 2004. The Company reported a net profit of $207 thousand for the three-month period ended June 30, 2005 after recording an income tax provision of $145 thousand, as compared to a net profit of $124 thousand for the three-month period ended June 30, 2004. No provision for income tax expense was required for the three- or six-month periods in 2004. These results are attributed exclusively to the results of operations of the Bank and are in line with management's expectations.

     Period-end assets and deposits are down from March 31, 2005. Loans, however, are up better than 10%, and the overall distribution of earning assets is improved from March 31, 2005; Federal funds sold declined approximately $19 million as these funds were deployed into higher yielding assets. The asset and deposit decline is largely attributable to two factors: approximately $5 million in seasonal runoff specific to one relationship, and to a general decline in title company activity attributable to fluctuations in the real estate market.

     RETURN ON AVERAGE ASSETS AND AVERAGE EQUITY. The following table shows the return on average assets and average equity for the periods shown.


                                          RETURN ON AVERAGE ASSETS AND AVERAGE EQUITY
                                         -----------------------------------------------

                                              Six months ended             Year ended
                                          ------------------------       --------------
         (Dollars in thousands)                  June 30                   December 31
                                          ------------------------       -------------
                                              2005     2004                   2004
                                          ------------------------        -------------

     Return on Average Equity                5.81%      6.84%                 18.02%
     Return on Average Earning Assets        0.99%      0.79%                  2.05%
     Ratio of Average Equity
         to Average Assets                  16.24%     11.19%                 10.97%

     NET INTEREST INCOME AND NET INTEREST MARGIN. Net interest income is the difference between interest earned on various assets (principally loans and investments) and interest expense incurred to attract and retain deposits (principally money market deposit accounts and certificates of deposit) and other funding (principally repurchase agreements) used to support those assets. Additional sources of funding include capital and non-interest-bearing demand deposits, and, to a lesser extent, NOW accounts and savings accounts. The net interest income for the six-month period ended June 30, 2005 was $1.88 million as compared to $1.05 million for the six-month period ended June 30, 2004. The net interest income for the three-month period ended June 30, 2005 was $986 thousand as compared to $549 thousand for the same period in 2004. Total interest income for the six-month period ended June 30, 2005 was $2.45 million as compared to $1.30 million for the same period in 2004. Total interest income for the three-month period ended June 30, 2005 was $1.30 million as compared to $680 thousand for the same period in 2004. Total interest expenses for the six-month periods ended June 30, 2005 and 2004 were $570 thousand and $250 thousand, respectively. Total interest expenses for the three-month periods ended June 30, 2005 and 2004 were $311 thousand and $131 thousand, respectively. The increase in net interest income is principally the result of increased balances of earning assets and increases in the average net interest margin.

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

     Net interest margin was 4.78% in the first half of 2005, as compared to 4.21% in the comparable period in 2004. Interest spread was 4.05% in the first half of 2005, as compared to the 3.85% recorded in the first half of 2004. The increases in both spread and margin reflect the increased percentage of assets in higher yielding loans, the increased volume and yield on federal funds sold, and increased yield on all categories of earning assets. The Bank expects that increases in interest rates and loan growth in 2005 will have a positive impact on net interest margin and net interest income, although there can be no assurance of this. Competitive pressures could result in rates on deposits, which have not increased as much or as rapidly as rates on earning assets, increasing more than rates on earning assets in future periods.

                                                        CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
                                      ----------------------------------------------------------------------------------
                                                                          SIX MONTHS ENDED
                                                                    ----------------------------

    (Dollars in thousands)                             JUNE 30, 2005                                   June 30, 2004
                                      -----------------------------------------       ----------------------------------

                                                                        YIELD/            Average                Yield/
                                                           INTEREST       RATE            Balance   Interest       Rate
    ASSETS
    Total loans(1)                          $ 58,362          2,163      7.47%           $ 35,077      1,166      6.69%
    Investment securities(2)                   7,840            114      2.93%              7,626        102      2.69%
    Federal funds sold                        13,038            170      2.63%              7,501         34      0.91%
                                      --------------   ------------                   -----------   --------
    TOTAL INTEREST-EARNING
         ASSETS                             $ 79,240          2,447      6.23%           $ 50,203      1,302      5.22%
                                      --------------   ------------   -------         -----------   --------   -------

    Less allowance for credit losses          (1,279)                                        (658)
    Cash and due from banks                    3,181                                        2,009
    Premises and equipment, net                  177                                           95
    Other assets                               1,488                                          326
                                      --------------                                  -----------
         TOTAL ASSETS                       $ 82,807                                     $ 51,975
                                      ==============                                  ===========

    LIABILITIES AND STOCK-
        HOLDERS' EQUITY
    Interest-bearing demand deposits        $  1,748              3      0.35%           $  1,744          2      0.23%
    Money market deposit accounts             15,425             84      1.10%             14,517         51      0.70%
    Savings                                      509              1      0.38%                217          0      0.25%
    Certificates of deposit                   31,930            471      2.97%             14,668        185      2.53%
    Repurchase agreements                      3,158             11      0.69%              5,504         12      0.45%
                                      --------------   ------------                   -----------   --------
    TOTAL INTEREST-BEARING
         LIABILITIES                        $ 52,770            570      2.18%           $ 36,650        250      1.37%
                                      --------------   ------------   -------         -----------   --------   -------

    Non-interest-bearing demand
      deposits                              $ 16,166                                     $  9,259
    Other liabilities                            423                                          249
    Stockholders' equity                      13,448                                        5,818
                                      --------------                                  -----------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY               $ 82,807                                     $ 51,975
                                      ==============                                  ===========

    Net interest income                                     $ 1,877                                  $ 1,052
                                                       ============                                 ========

    Net interest spread                                                  4.05%                                    3.85%
                                                                      =======                                  =======

    Net interest margin                                                  4.78%                                    4.21%
                                                                      =======                                  =======

    (1) Interest income on loans includes net fees of $65,046 in 2005 and $32,893 in 2004.
    (2) Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholders' equity.

     NON-INTEREST INCOME. Non-interest income principally consists of deposit account services charges and gains from the sale of the guaranteed portion of Small Business Administration loans.

     For the six-month period ended June 30, 2005, deposit account service charges amounted to $149 thousand as compared to $157 thousand for the same period in 2004. For the three-month period ended June 30, 2005, deposit account service charges amounted to $73 thousand as compared to $72 thousand for the same period in 2004.

     For the six-month ended June 30, 2005, gains on sales of SBA loans amounted to $54 thousand as compared to $126 thousand for the same period in 2004. For the three month period ended June 30, 2005, gains on sales of SBA loans amounted to $23 thousand as compared to $89 thousand for the same period in 2004. Generally, the Bank intends to sell the guaranteed portion of most additional SBA loans resulting in a continuing stream of income that may vary significantly from quarter to quarter, depending in part upon the amounts actually sold.

     As the Bank continues to develop these and additional sources of income, it is expected that non-interest income will continue to be a significant contributor to the overall profitability of the Company, although there can be no assurance of this.

     NON-INTEREST EXPENSE. Non-interest expense totaled $1.3 million for the six-month period ended June 30, 2005 as compared to $1.0 million for the same period in 2004. In each period, salary and benefit expense was the largest component: $759 thousand and $650 thousand in 2005 and 2004, respectively. Non-interest expense totaled $640 thousand for the three-month period ended June 30, 2005 as compared to $540 thousand for the same period in 2004. In each period, salary and benefit expense was the largest component: $388 thousand and $332 thousand in 2005 and 2004, respectively. The increases are attributable to additional personnel related to the Bank's second office and increased size of the Bank, and to salary increases. These amounts are in line with projections and are deemed necessary to attract and retain qualified personnel essential to the growth and continued profitability of the Bank and the Company.

     INCOME TAX EXPENSE. During the six-month period ended June 30, 2005, the Company recorded an income tax expense of $258 thousand. During the three-month period ended June 30, 2005, the Company recorded income tax expense of $145 thousand. There was no income tax expense recorded for the corresponding periods of the prior year. Based on the Company eliminating the need for a valuation allowance in the third quarter 2004 and recognizing a deferred tax asset of $945,000, the Company is recording income tax expense in each period based on Bank profitability.

2.   FINANCIAL CONDITION.

     GENERAL. The Company's assets at June 30, 2005 were $84.5 million, an increase of $8.5 million or 11.2%, from December 31, 2004. At June 30, 2005, gross loans totaled $63.3 million, principally commercial term loans and lines of credit ($34.6 million) and real estate secured term loans ($28.7 million). By comparison, at December 31, 2004, gross loans totaled $53.0 million, principally commercial term loans and lines of credit ($30.7 million) and real estate secured term loans ($22.3 million). At June 30, 2005, deposits totaled $64.5 million, principally certificates of deposit ($34.5 million), money market deposit accounts ($13.5 million), and demand deposits ($16.5 million). By comparison, deposits at December 31, 2004 totaled $65.7 million, principally certificates of deposits ($28.8 million), demand deposits ($20.7 million) and money market deposit accounts ($13.6 million). A significant additional funding source is provided by the securities sold under agreement to repurchase program. At June 30, 2005, balances in this program totaled $2.6 million in comparison to $3.1 million at December 31, 2004. On June 30, 2005, non-performing assets of approximately $976 thousand were in non-accrual status, a decrease of $134 thousand from the $1.1 million in non-accrual status at December 31, 2004. Federal funds sold totaled $7.1 million at June 30, 2005 as compared to $14.2 million on December 31, 2004. Investments (principally U.S. Treasury securities and Federal Reserve Bank stock) were $11.3 million at June 30, 2005 as compared to $5.2 million at December 31, 2004. During the second quarter of 2005, the Bank increased its securities portfolio, purchasing $3 million in U.S. Treasury Bills due in August 2005 and $3 million in U.S. Treasury Notes due in March 2007, deploying assets obtained in the offering.

     LOAN PORTFOLIO. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At June 30, 2005, total loans were $63.3 million, a 19.4% increase from the $53.0 million in loans outstanding at December 31, 2004. In general, loans consist of internally generated loans and participation loans purchased from other local community banks. Lending activity is confined to our market area. The strong growth is attributable to the satisfactory culmination of efforts to attract quality credits; there has been no dilution of credit underwriting standards. We do not engage in foreign lending activities. The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

                                                       COMPOSITION OF LOAN PORTFOLIO
                                         -------------------------------------------------------
     (Dollars in thousands)                    JUNE 30, 2005              December 31, 2004
                                         -------------------------------------------------------
                                                       PERCENTAGE                   Percentage
                                           BALANCE    TOTAL LOANS      Balance      total loans
                                         ----------   -------------  ----------    -------------
     Commercial                           $ 34,607       54.71%       $ 30,704         57.93%
     Real estate - commercial mortgage      28,646       45.29%         22,301         42.07%
                                         ----------   ----------     ----------     ----------
     Gross loans                          $ 63,253      100.00%       $ 53,005        100.00%
     Less allowance for credit losses       (1,438)                     (1,154)
     Less unearned fees                        (70)                        (75)
                                         ----------                  ----------
     Loans, net                           $ 61,745                    $ 51,776
                                         ==========                  ==========


     The following table shows the interest rate sensitivity of the loan portfolio at June 30, 2005. Demand loans, loans without a stated maturity and overdrafts are reported as due in one year or less. Floating rate loans are reported to reflect the period until re-pricing. At June 30, 2005, the total amount of loans due after one year with fixed rates of interest was approximately $22.2 million.


                                            INTEREST RATE SENSITIVITY OF LOAN PORTFOLIO
                             ------------------------------------------------------------------------

     (Dollars in thousands)      One Year          After One Year        After Five
                                 or Less          through Five Years        Years            Total
                             ---------------     -----------------     --------------     -----------
     Fixed (commercial)              $ 4,215               $ 5,500             $  435        $ 10,150
     Fixed (real estate)               2,135                11,579              4,644          18,358

     Floating (commercial)          $ 24,456                     -                  -          24,456
     Floating (real estate)           10,289                     -                  -          10,289
                              --------------      ----------------      -------------      ----------
                                    $ 41,095              $ 17,079            $ 5,079        $ 63,253
                              ==============      ================      =============      ==========


     PROVISION FOR CREDIT LOSSES. The provision for credit losses represents the expense recognized to fund the allowance for credit losses. Provision expense of $180 thousand in the first half of 2005 represented an increase of $90 thousand as compared to the same period in 2004, reflecting the higher level of loans originated in the comparable periods. At June 30, 2005, the allowance for credit losses stood at $1.4 million, or 2.3% of outstanding gross loans. Of this amount, general reserves are $795 thousand and specific reserves are $643 thousand.

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

     In addition to the above adequacy review, management also considers some bulk measures of adequacy. Specifically, an analysis is made of the entire portfolio, less the government guaranteed portion of SBA loans and those loans secured by cash deposits within the bank. An additional measure compares the gross loan total without consideration of guarantees and/or collateral to the allowance. Each quarter, management formally recommends to the Board of the Bank the proposed amount to be allocated monthly to the allowance and accordingly charged to the appropriate expense account. Based principally on current economic conditions, perceived asset quality, loan-loss experience of comparable institutions in the Company's market area and a strong capital position, the allowance is believed to be adequate as of June 30, 2005.

     The activity in the allowance for credit losses is shown in the following table. During the six months ended June 30, 2005, a net recovery of $104 thousand was recognized, $100 thousand of which occurred in the second quarter and is related to a commercial loan charged off in 2003.

                                                         ALLOWANCE FOR CREDIT LOSSES
                                          -------------------------------------------------

     (Dollars in thousands)               JUNE 30, 2005    Dec 31, 2004    June 30, 2004
                                          -------------    ------------    -------------
     Balance at beginning of year           $    1,154      $      604       $     604
     Provision for credit losses                   180             590              90
     Loans charged off                               -             (73)              -
     Recoveries                                    104              32              23
                                            ----------      ----------       ---------
     Balance at end of period               $    1,438           1,154       $     717
                                            ==========      ==========       =========

     Additionally, the Bank has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At June 30, 2005, the balance of this reserve was $27 thousand. The reserve, based on evaluations of the collectibility of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

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

     The following table shows an analysis of nonperforming assets at the dates indicated:

                                                     ANALYSIS OF NONPERFORMING ASSETS
                                                -------------------------------------------

         (Dollars in thousands)                  JUNE 30, 2005           DECEMBER 31, 2004
                                                ----------------         ------------------
     Nonaccrual loans
         Commercial                                       $ 923                    $ 1,057
     Overdraft                                               53                          -
     Accrual loans - Past due 90 days or more                 -                          -
     Real estate owned                                        -                          -
                                                ---------------          -----------------
         Total nonperforming assets                       $ 976                    $ 1,057
                                                ===============          =================


     At June 30, 2005, the Bank had three loans totaling $923 thousand in non-accrual status as compared to $1.1 million at December 31, 2004. Two of these loans, totaling $908 thousand, to the same borrower, were recognized as impaired on September 1, 2004 and placed on non-accrual status at that time; in addition, there is an overdraft of $53 thousand on this borrower's checking account occasioned by a draw against a Letter of Credit issued on behalf of the borrower. Both loans are secured by real estate and by assignment of all business assets, including accounts receivable. One of the loans, for $258 thousand, also carries a 75% Small Business Administration guarantee. Liquidation of the real estate collateral is expected to generate approximately $500 thousand, but the Bank is unable at this time to place a realistic valuation on the business assets. The SBA guaranteed loan has a priority over the other extensions of credit by the Bank in the real estate collateral, and is expected to be repaid from the proceeds of the liquidation of the real estate collateral, without drawing upon the guarantee. In September 2004, the Bank recorded a charge of $350 thousand against earnings and established a specific reserve of $369 thousand for these loans.

     One loan in the amount of $15 thousand was recognized as impaired during the second quarter and placed in non-accrual status. Collection proceedings have started and the Bank has established a specific reserve of $15 thousand for this loan.

     The reduction in non-accrual loans from December 31, 2004 is attributable to the receipt of $152 thousand from the Small Business Administration in payment of a claim (and a portion of related expenses) of $149 thousand outstanding at December 31, 2004.

     In addition, at June 30, 2005, there were two related commercial loans totaling $278 thousand considered to be potential problem loans. One of these loans in the amount of $119 thousand carries a 75% Small Business Administration guarantee and has been restructured to lower monthly payments, providing some cash flow relief. The other loan, in the amount of $159 thousand, is secured by real estate and by assignment of all business assets. Specific reserves of $192 thousand have been allocated for these loans. Both of these loans are current and are in accrual status.

     Finally, at June 30, 2005, there were three commercial loans (two related) totaling $480 thousand which are not considered potential problem loans and are generally well secured by collateral, but which exhibit characteristics that warrant closer scrutiny and attention to these credits than would otherwise be appropriate. Specific reserves of $67 thousand have been allocated to these credits. For these purposes, a "potential problem loan" is defined as a loan which is not included in the past due, non-accrual or restructured categories but for which known information about possible credit problems causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms.

     At June 30, 2005 there were no accrual loans past due thirty days or more; there was no real estate owned. Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more.

     INVESTMENT PORTFOLIO. At June 30, 2005, the carrying value of the investment securities portfolio was approximately $10.9 million as compared to carrying value of $5.0 million at December 31, 2004. During the second quarter of 2005, the Bank increased its securities portfolio, purchasing $3 million in U.S. Treasury Bills due in August 2005 and $3 million in U.S. Treasury Notes due in March 2007. The Bank currently classifies its entire securities portfolio as available for sale. Increases in the portfolio will occur whenever deposit growth outpaces loan demand and the forecast for growth is such that the investment of excess liquidity in investment securities (as opposed to short term investments such as Federal Funds) is warranted. In general, the investment policy is to acquire direct U.S. Treasury securities and fully guaranteed U.S. government agency issues with a remaining maturity of four years or less. The Bank anticipates that it will maintain the average maturity of the securities portfolio at two years or less. In addition, the Bank will purchase Federal Reserve stock in accordance with regulation and expects to maintain small equity positions in stock in two banker's banks to facilitate loan participations.

     The following table provides information regarding the composition of the Bank's investment securities portfolio at the dates indicated.

                                                            COMPOSITION OF THE INVESTMENT PORTFOLIO
                                               ---------------------------------------------------------
                 (Dollars in thousands)
                                                     JUNE 30, 2005                   December 31, 2004
                                               --------------------------        -----------------------

                 Available for Sale                             PERCENT                       Percent
                  (at Estimated Market Value)    BALANCE       OF TOTAL          Balance      of Total
                                               ------------    ----------        ---------   -----------
                 U.S. Treasuries                  $ 10,948        96.09%          $ 4,978        95.07%
                 Federal Reserve Stock                 384         3.37%              196         3.74%
                 Corporate equities                     62         0.54%               62         1.18%
                                               ------------    ----------        ---------   -----------
                 Total                            $ 11,394       100.00%          $ 5,236       100.00%
                                               ============                      =========

3.   LIQUIDITY AND CAPITAL RESOURCES.

     The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. The Bank's principal sources of funds for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits, and the payment for checks drawn upon it. The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions and Federal funds sold. The levels of such assets are dependent on the Bank's lending, investment and operating activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and loan demand, both current and anticipated. At June 30, 2005, the Bank's cash and cash equivalents totaled $9.9 million as compared to $17.4 million at December 31, 2005.

     The Bank may draw upon $3.5 million unsecured Federal funds borrowing facilities from other financial institutions. At June 30, 2005, no amounts were outstanding under these facilities. The Company believes its levels of liquidity and capital are adequate to conduct the business of the Company and Bank.

     The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At June 30, 2005, the Bank was in full compliance with these guidelines, as follows:

                                                        CAPITAL ADEQUACY RATIOS
                                  ---------------------------------------------------------------

                                         JUNE 30, 2005                     December 31, 2004
                                  ----------------------------      -----------------------------

                                      COMPANY            BANK            Company            Bank
     Total Capital
         to risk-weighted Assets        27.2%           21.5%              13.5%           13.3%
     Tier I Capital
         to risk-weighted Assets        26.0%           20.3%              12.3%           12.0%
     Tier I Capital
         to average assets              19.6%           15.3%              10.6%           10.4%


                        ITEM 3 - CONTROLS AND PROCEDURES

     The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Bank's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Bank's internal control over financial reporting.

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings

     In the ordinary course of its business, the Company may become involved in routine legal proceedings. At June 30, 2005, there were no pending, or to the knowledge of the Company, threatened legal proceedings.

     Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

     (a) Sales of Unregistered Securities. None

     (b) Use of Proceeds. Not applicable.

     (c) Small Business Issuer Purchases of Securities. None

     Item 3 - Defaults upon Senior Securities - None

     Item 4 - Submission of Matters to a Vote of Security Holders

     On April 20, 2005 the Annual Meeting of the Shareholders of the Company was held for the following purposes:

         1. To elect three (3) directors to serve for three (3) year terms until the 2008 Annual Meeting of Shareholders and until their successors are duly elected and qualified;
         2. To ratify the appointment of Trice Geary & Myers LLC as the auditors for the Company.

     The votes for the election of Milton D. Jernigan II as director were as follows:

     For:               1,386,696
     Withheld:              4,150
     Broker non-votes          0

     The votes for the election of John J. Barron as director were as follows:

     For:               1,389,546
     Withheld:              1,300
     Broker non-votes          0

     The votes for the election of John A. Richardson, Sr. as director were as follows:

     For:               1,389,546
     Withheld:              1,300
     Broker non-votes          0

     In addition to the above, the following directors continued in office after the meeting: Alvin R. Maier, Richard J. Morgan, Lamont Thomas, Edward B. Howlin, Jr., Charles L. Hurtt, Jr., and Robert R. Mitchell.

     The votes for the ratification of the appointment of Trice Geary & Myers LLC as the Company's independent auditors were as follows:

     For:                1,387,725
     Against:                3,000
     Abstain:                  121
     Broker non-votes           0

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

---------------------

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

                                    COMMERCEFIRST BANCORP, INC.



Date:  July 28, 2005                By:   /s/ Richard J. Morgan
                                         ---------------------------------------
                                    Richard J. Morgan, President and Chief
                                    Executive Officer



Date:  July 28, 2005                By:   /s/ Lamont Thomas
                                         ---------------------------------------
                                    Lamont Thomas, Executive Vice President and
                                    Chief Financial Officer