Form 10QSB
period 2005-09-30
COMMERCEFIRST BANCORP INC
filed 2005-10-28
CIK 1098813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _________

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15)d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         As of October 27, 2005, there were 1,803,583 shares of the issuer's common stock, $0.01 par value, outstanding.

         Transitional Small Business Disclosure Format: Yes |_| No |X|

                           COMMERCEFIRST BANCORP, INC.

                                   FORM 10-QSB

                                      INDEX


                                                                                          PAGE(S)
                                                                                          -------
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

     Consolidated Balance Sheets - September 30, 2005 (Unaudited)                             1
       and December 31, 2004 (Audited)

      Consolidated Statements of Income                                                       2
           o    Three- and nine-month periods ended September 30, 2005 (Unaudited)
           o    Three- and nine-month periods ended September 30, 2004 (Unaudited)

     Consolidated Statements of Comprehensive Income                                          3

           o Three- and nine-month periods ended September 30, 2005 (Unaudited)
           o Three- and nine-month periods ended September 30, 2004 (Unaudited)

     Consolidated Statements of Cash Flows                                                    4

           o Nine-month period ended September 30, 2005 (Unaudited)
           o Nine-month period ended September 30, 2004 (Unaudited)

     Notes to Consolidated Financial Statements                                             5-7

   Item 2 - Management's Discussion and Analysis of Financial Condition                     8-15
            and Results of Operations

   Item 3 - Controls and Procedures                                                           16


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Item 3 - Default upon Senior Securities
Item 4 - Submission of Matters to a Vote of Security Holders
Item 5 - Other Information
Item 6 - Exhibits

SIGNATURES


                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2005 AND DECEMBER 31, 2004


                                                                  SEPTEMBER 30, 2005   December 31, 2004
                                                                      (UNAUDITED)         (Audited)
                                                                  ------------------   ------------------
ASSETS
Cash and due from banks                                             $  4,234,542         $  3,196,520
Federal funds sold                                                     9,628,339           14,202,382
                                                                    ------------         ------------
          Cash and cash equivalents                                   13,862,881           17,398,902
Investment securities available-for-sale,
     at fair value                                                    10,917,601            4,978,100
Federal Reserve Bank stock, at cost                                      391,800              195,900
Atlantic Central Bankers Bank stock, at cost                              37,000               37,000
Maryland Financial Bank stock, at cost                                    25,000               25,000
Loans, less allowance for credit losses
     of $1,534,874 (2005) and $1,153,874 (2004)                       71,860,908           51,017,418
SBA loans held for sale, at fair value                                   132,207              759,056
Premises and equipment, at cost, less
     accumulated depreciation                                            149,059              184,832
Accrued interest receivable                                              288,703              233,946
Deferred tax asset                                                       405,020              876,084
Other assets                                                             336,332              246,292
                                                                    ------------         ------------
          TOTAL ASSETS                                              $ 98,406,511         $ 75,952,530
                                                                    ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
     Noninterest-bearing demand                                     $ 20,268,408         $ 20,691,315
     Interest-bearing                                                 57,203,599           45,037,635
                                                                    ------------         ------------
          Total deposits                                              77,472,007           65,728,950
Securities sold under agreements to repurchase                         3,132,738            3,086,450
Accrued interest payable on deposits                                      48,321               36,412
Other liabilities                                                        670,868              326,617
                                                                    ------------         ------------
     TOTAL LIABILITIES                                                81,323,933           69,178,429
                                                                    ------------         ------------

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, par value $.01, authorized 4,000,000
      shares; issued and outstanding 1,803,583 shares
     (2005); 822,250 shares (2004)                                        18,036                8,223
Surplus                                                               17,683,450            8,099,012
Accumulated deficit                                                     (568,401)          (1,305,795)
Accumulated other comprehensive income(loss)                             (50,508)             (27,339)
                                                                    ------------         ------------
     TOTAL STOCKHOLDERS' EQUITY                                       17,082,578            6,774,101
                                                                    ------------         ------------

     TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                       $ 98,406,511         $ 75,952,530
                                                                    ============         ============



  The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                               2005             2004          2005              2004
                                                           (UNAUDITED)      (Unaudited)    (UNAUDITED)       (Unaudited)
                                                          -----------------------------    -----------------------------
INTEREST INCOME ON:
   Commercial and industrial loans,
       including fees                                     $   764,760      $   437,491      $ 2,074,588      $ 1,142,627
   Real estate secured loans,
       including fees                                         535,159          272,793        1,388,662          733,861
   U.S. Treasury securities                                    85,576           38,161          190,336          134,857
   Other investments                                            5,836            2,056           14,921            7,470
   Federal funds sold                                         100,061            8,317          269,916           42,401
                                                          -----------      -----------      -----------      -----------
            Total interest income                           1,491,392          758,818        3,938,423        2,061,216
                                                          -----------      -----------      -----------      -----------
INTEREST EXPENSE ON:
   Deposits                                                   377,030          128,943          936,061          366,808
   Securities sold under agreements
      to repurchase                                             9,828            3,017           20,665           15,393
   Short-term borrowings                                            -              550                -              550
                                                          -----------      -----------      -----------      -----------
             Total interest expense                           386,858          132,511          956,727          382,751
                                                          -----------      -----------      -----------      -----------
               NET INTEREST INCOME                          1,104,534          626,307        2,981,696        1,678,465
PROVISION FOR CREDIT LOSSES                                    90,000          410,000          270,000          500,000
                                                          -----------      -----------      -----------      -----------
               NET INTEREST INCOME AFTER
                  PROVISION FOR CREDIT LOSSES               1,014,534          216,307        2,711,696        1,178,465
                                                          -----------      -----------      -----------      -----------
OTHER INCOME:
   Gains on sales of SBA loans                                168,924           72,958          223,219          199,193
   Service charges                                             79,074           76,571          228,326          233,100
                                                          -----------      -----------      -----------      -----------
                                                              247,998          149,529          451,545          432,293
                                                          -----------      -----------      -----------      -----------
OTHER EXPENSES:
   Salaries and benefits                                      407,296          331,838        1,166,737          982,172
   Legal and professional                                      28,030           17,059           78,871           54,500
   Loan collection expenses                                    26,450           13,107           18,811           23,288
   Rent and occupancy                                          65,632           58,155          188,274          162,264
   Marketing and business development                          13,465           12,085           36,570           31,868
   Data processing                                             16,318           12,826           53,260           41,404
   Support services                                            36,525           26,871          128,993           84,144
   Depreciation and amortization                               15,634           18,764           66,720           55,603
   Other expenses                                              68,759           62,083          195,347          164,481
                                                          -----------      -----------      -----------      -----------
               Total other expenses                           678,108          552,787        1,933,581        1,599,723
                                                          -----------      -----------      -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES                             584,424         (186,950)       1,229,660           11,035
FEDERAL AND STATE INCOME TAX (EXPENSE) BENEFIT               (234,265)         945,000         (492,265)         945,000
                                                          -----------      -----------      -----------      -----------
NET INCOME                                                $   350,159      $   758,050      $   737,395      $   956,035
                                                          ===========      ===========      ===========      ===========
BASIC AND DILUTED INCOME PER SHARE
   OF COMMON STOCK                                        $      0.19      $      0.92      $      0.46      $      1.16
                                                          ===========      ===========      ===========      ===========

BASIC AVERAGE COMMON SHARES OUTSTANDING                     1,803,583          822,250        1,595,095          822,250

DILUTED AVERAGE COMMON SHARES OUTSTANDING                   1,829,431          822,250        1,617,325          822,250


     The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
    FOR THE THREE- AND NINE-MONTH PERIODS ENDING SEPTEMBER 30, 2005 AND 2004


                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                                 2005            2004          2005             2004
                                                              ---------------------------    ---------------------------
                                                              (UNAUDITED)     (Unaudited)    (UNAUDITED)     (Unaudited)
                                                              -----------     -----------    -----------     -----------
Net income                                                     $ 350,159       $ 758,050      $ 737,395       $ 956,035

Other comprehensive income (loss), net of tax:

    Unrealized holding gains (losses) on securities
    available-for-sale during the period,
     net of deferred taxes                                       (14,958)         30,635        (23,169)        (36,578)
                                                               ---------       ---------      ---------       ---------

Comprehensive income                                           $ 335,201       $ 788,685      $ 714,226       $ 919,457
                                                               =========       =========      =========       =========



     The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   COMMERCEFIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                     2005                 2004
                                                                                  (UNAUDITED)          (Unaudited)
                                                                                  -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                               $    737,395        $    956,035
         Adjustments to reconcile net income to net cash
         provided by operating activities:
                Depreciation, amortization and accretion                                27,226              59,260
                Deferred income tax expense/(benefit)                                  483,000            (945,000)
                Provision for credit losses                                            270,000             500,000
                Provision for losses on unfunded commitments                             4,500               4,500
                Change in assets and liabilities:
                 Increase in accrued interest receivable                               (54,758)            (18,230)
                 Increase in other assets                                              (90,040)           (108,297)
                 Increase in accrued interest payable                                   11,909               8,778
                 Increase  in other liabilities                                        339,749             138,512
                                                                                  ------------        ------------
                 Net cash provided by operating activities                           1,728,982             595,559
                                                                                  ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of available-for-sale securities                                 (8,935,112)         (3,001,250)
         Maturities of available-for-sale securities                                 3,000,000           4,000,000
         Purchase of FRB stock                                                        (195,900)             (4,600)
         Increase in loans, net                                                    (20,486,640)        (11,607,014)
         Purchases of premises and equipment                                           (30,947)           (111,932)
                                                                                  ------------        ------------
                 Net cash used by investing activities                             (26,648,599)        (10,724,796)
                                                                                  ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase (decrease) in noninterest-bearing deposits, net                     (422,907)          2,796,999
         Increase  in time deposits, net                                            12,165,964           7,990,782
         Increase (decrease) in securities sold under agreements
             to repurchase, net                                                         46,288          (1,776,644)
         Issuance of common stock                                                   10,303,997                   -
         Costs of raising capital                                                     (709,744)                  -
                                                                                  ------------        ------------
                 Net cash provided by financing activities                          21,383,597           9,011,137
                                                                                  ------------        ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                               (3,536,021)         (1,118,100)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      17,398,902          10,957,398
                                                                                  ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 13,862,881        $  9,839,298
                                                                                  ============        ============
Supplemental Cash Flow Information:
         Interest payments                                                        $    944,818        $    373,973
                                                                                  ------------        ------------
         Income tax payments                                                      $      9,265                 $ -
                                                                                  ------------        ------------
         Total decrease in unrealized appreciation
             on available-for-sale securities                                     $    (35,105)       $    (55,421)
                                                                                  ------------        ------------


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

         The financial data at December 31, 2004 are derived from audited consolidated financial statements that are included in the Company's Annual Report for the year ended December 31, 2004. The financial data at September 30, 2005 and 2004 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.

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

         Accounting Policies:

         There have been no changes in accounting policies used by and no new policies adopted by the Company during the quarter ended September 30, 2005.

NOTE 2. INCOME TAXES

         The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the enacted rates that will be in effect when these differences reverse. During the third quarter 2004, management determined that no valuation allowance was required as it was more likely than not that the net deferred income tax benefits, primarily attributable to unused net operating loss deductions, would be fully utilized in future years. As a result, income tax expense is recorded in each period based upon the profitability of the Bank.

NOTE 3. NET INCOME PER COMMON SHARE

         Basic earnings per share of common stock are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by including the average dilutive common equivalents outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants, calculated using the treasury stock method. Diluted earnings per share calculations were not required for the three- and nine-month periods ended September 30, 2004 since the outstanding options and warrants were considered anti-dilutive.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                              BASIC AND DILUTED EARNINGS PER SHARE
                                                   ----------------------------------------------------------
                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          SEPTEMBER 30                    SEPTEMBER 30
                                                      2005            2004            2005            2004
                                                   ----------      ----------      ----------      ----------
Net income                                         $  350,159      $  758,050      $  737,395      $  956,035
Weighted average common shares outstanding          1,803,583         822,250       1,595,095         822,250
Dilutive effect of stock options                       25,848               -          22,230               -
Average common shares outstanding - diluted         1,829,431         822,250       1,617,325         822,250
Basic net income per share                         $     0.19      $     0.92      $     0.46      $     1.16
Diluted net income per share                       $     0.19      $     0.92      $     0.46      $     1.16


NOTE 4. STOCK-BASED COMPENSATION

         The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its warrant plan and non-qualified stock option plan. As such, no compensation expense related to the stock-based compensation plan was recorded during the three and nine-month periods ended September 30, 2005 and 2004. If compensation costs for the Company's stock-based compensation plan had been determined based on applying the fair value and disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", no material change in reported net income would have resulted.

NOTE 6. RELATED PARTY TRANSACTIONS

         The Company paid $25,164 during the first nine months of 2005 for support services and equipment to a computer-consulting firm of which a Director of the Bank is also a principal.

         The Company also paid $86,257 during the first nine months of 2005 for various group insurance benefits for which a Director of the Bank will ultimately receive commission compensation.

         The Company also paid $7,350 during the first nine months of 2005 for office supplies to a printing firm of which a Director of the Bank is also a principal.

         Executive officers, directors and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At September 30, 2005 the amounts of such loans outstanding were $6,079,513.

         Deposit balances of executive officers, directors and their affiliated interests totaled $8,338,622 at September 30, 2005. An affiliated interest of a director also held $784,593 in securities sold under agreements to repurchase at September 30, 2005.

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

                Outstanding unused lines of credit as of September 30, 2005 are as follows:

                           Loan commitments:
                                    Commercial                $11,754,500
                           Unused lines of credit:
                                    Commercial lines          $16,414,993

                           Letters of Credit                  $   518,751

         Lease agreement:

         In October 2005, the Bank filed an application to establish a new branch office, its third banking office, to be located in leased space on Cromwell Park Drive, Glen Burnie, Maryland. The Bank has executed a five year lease with one five year renewal option for this space, contingent upon receipt of requisite regulatory approvals. Assuming receipt of those approvals, the office is expected to commence operations late in the second quarter or early in the third quarter of 2006.

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

         In October 2005, the Bank filed an application to establish a new branch office, its third banking office, to be located in leased space on Cromwell Park Drive, Glen Burnie, Maryland. The office is expected to commence operations late in the second quarter or early in the third quarter of 2006.

         Also in October 2005, The Bank announced that W. Craig Engelhaupt, a banker with 20 years of commercial banking experience, had joined the organization as Senior Vice President and will lead the business development in the northern Anne Arundel and Howard County markets.

1. RESULTS OF OPERATIONS.

         GENERAL. The Company reported a net profit of $737 thousand for the nine-month period ended September 30, 2005 after recording a provision for income tax expense of $492 thousand, as compared to a net profit of $956 thousand for the nine-month period ended September 30, 2004 after recording an income tax benefit of $945 thousand. The Company reported a net profit of $350 thousand for the three-month period ended September 30, 2005 after recording an income tax provision of $234 thousand, as compared to a net profit of $758 thousand for the three-month period ended September 30, 2004 after recording an income tax benefit of $945 thousand. No provision for income tax expense was required for the three- or nine-month periods in 2004. See Income Tax Expense below for further information. These results are attributed exclusively to the results of operations of the Bank and are in line with management's expectations. RETURN ON AVERAGE ASSETS AND AVERAGE EQUITY. The following table shows the return on average assets and average equity for the periods shown.

                                    Return on average assets and average equity
                                    -------------------------------------------
                                       Nine months ended          Year ended
                                         September 30            December 31,
                                    ---------------------       -------------
                                        2005        2004            2004
                                    ---------------------       -------------
Return on Average Equity               6.75%      21.94%              18.02%
Return on Average Earning Assets       1.19%       2.55%               2.05%
Ratio of Average Equity
    to Average Assets                 17.00%      11.17%              10.97%


         NET INTEREST INCOME AND NET INTEREST MARGIN. Net interest income is the difference between interest earned on various assets (principally loans and investments) and interest expense incurred to attract and retain deposits (principally certificates of deposit and money market deposit accounts) and other funding (principally repurchase agreements) used to support those assets. Additional sources of funding include capital and non-interest-bearing demand deposits, and, to a lesser extent, NOW accounts and savings accounts. The net interest income for the nine-month period ended September 30, 2005 was $3.0 million as compared to $1.7 million for the nine-month period ended September 30, 2004. The net interest income for the three-month period ended September 30, 2005 was $1.1 million as compared to $626 thousand for the same period in 2004. Total interest income for the nine-month period ended September 30, 2005 was $3.9 million as compared to $2.1 million for the same period in 2004. Total interest income for the three-month period ended September 30, 2005 was $1.5 million as compared to $759 thousand for the same period in 2004. Total interest expenses for the nine-month periods ended September 30, 2005 and 2004 were $956 thousand and $383 thousand, respectively. Total interest expenses for the three-month periods ended September 30, 2005 and 2004 were $387 thousand and $133 thousand, respectively. The increase in net interest income is principally the result of increased balances of earning assets and increases in the average net interest margin. The increases in total interest income and total interest expenses are attributable to increased amounts in both assets and liabilities, and to higher interest rates applicable to both.

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

         Net interest margin was 4.82% in the first nine months of 2005, as compared to 4.47% in the comparable period in 2004. Interest spread was 4.02% in the first nine months of 2005, as compared to the 4.08% recorded in the first nine months of 2004. The increase in margin reflects the increased volume and yield on all categories of earning assets, the positive impact of the increased capital from the offering in February 2005, and the increased volume of average non-interest-bearing demand deposits. The Bank expects that increases in interest rates and loan growth in the remainder of 2005 and in 2006 will have a positive impact on net interest margin and net interest income, although there can be no assurance of this. Competitive pressures could result in rates on deposits, which have not increased as much or as rapidly as rates on earning assets, increasing more than rates on earning assets in future periods.


                                                            Consolidated Average Balances, Yields and Rates
                                                ----------------------------------------------------------------------
        (Dollars in thousands)                                           NINE MONTHS ENDED
                                                     SEPTEMBER 30, 2005                        September 30, 2004
                                                ------------------------------           -----------------------------

                                                 AVERAGE               YIELD/             Average               Yield/
                                                 BALANCE   INTEREST      RATE             Balance   Interest      Rate
                                                ------------------------------           ------------------------------
        ASSETS
        Total loans(1)                          $ 60,866      3,463     7.61%            $ 37,290      1,877     6.72%
        Investment securities(2)                   9,217        205     2.98%               7,072        142     2.69%
        Federal funds sold                        12,579        270     2.87%               5,790         42     0.98%
                                                --------    -------                      --------     ------
        TOTAL INTEREST-EARNING
           ASSETS                               $ 82,663      3,938     6.37%            $ 50,153      2,061     5.49%
                                                --------    -------     ----             --------     ------     ----

        Less allowance for credit losses          (1,348)                                    (707)
        Cash and due from banks                    3,211                                    2,150
        Premises and equipment, net                  169                                       99
        Other assets                               1,244                                      396
                                                --------                                 --------
           TOTAL ASSETS                         $ 85,939                                 $ 52,091
                                                ========                                 ========

        LIABILITIES AND STOCK-
            HOLDERS' EQUITY
        Interest-bearing demand deposits         $ 2,105          7     0.41%             $ 1,688          3     0.23%
        Money market deposit accounts             15,320        162     1.41%              14,549         77     0.70%
        Savings                                      485          2     0.42%                 214          0     0.25%
        Certificates of deposit                   33,465        766     3.06%              15,167        287     2.53%
        Repurchase agreements                      2,966         21     0.93%               4,618         15     0.45%
        Other borrowed funds                           -          -        -                   44          1     1.68%
                                                --------    -------                      --------     ------
        TOTAL INTEREST-BEARING
             LIABILITIES                        $ 54,341        957     2.35%            $ 36,280        383     1.41%
                                                --------    -------     ----             --------     ------     ----

        Non-interest-bearing demand deposits    $ 16,547                                  $ 9,721
        Other liabilities                            452                                      271
        Stockholders' equity                      14,599                                    5,820
                                                --------                                  -------
           TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                 $ 85,939                                 $ 52,091
                                                ========                                 ========

        Net interest income                                 $ 2,982                                   $ 1,679
                                                            =======                                   =======
        Net interest spread                                             4.02%                                    4.08%
                                                                        ====                                     ====
        Net interest margin                                             4.82%                                    4.47%
                                                                        ====                                     ====


         (1) Interest income on loans includes net fees of $97 thousand in 2005 and $51 thousand in 2004.
         (2) Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholders' equity.

         NON-INTEREST INCOME. Non-interest income principally consists of gains from the sale of the guaranteed portion of Small Business Administration loans and from deposit account services charges.

         For the nine-month ended September 30, 2005, gains on sales of SBA loans amounted to $223 thousand as compared to $199 thousand for the same period in 2004. For the three month period ended September 30, 2005, gains on sales of SBA loans amounted to $169 thousand as compared to $73 thousand for the same period in 2004. Generally, the Bank intends to sell the guaranteed portion of most additional SBA loans resulting in a continuing stream of income that may vary significantly from quarter to quarter, depending in part upon the amounts actually sold.

         For the nine-month period ended September 30, 2005, deposit account service charges amounted to $228 thousand as compared to $233 thousand for the same period in 2004. For the three-month period ended September 30, 2005, deposit account service charges amounted to $79 thousand as compared to $77 thousand for the same period in 2004.

         As the Bank continues to develop these and additional sources of income, it is expected that non-interest income will continue to be a significant contributor to the overall profitability of the Company, although there can be no assurance of this.

         NON-INTEREST EXPENSE. Non-interest expense totaled $1.9 million for the nine-month period ended September 30, 2005 as compared to $1.6 million for the same period in 2004. In each period, salary and benefit expense was the largest component: $1.2 million and $982 thousand in 2005 and 2004, respectively. Non-interest expense totaled $678 thousand for the three-month period ended September 30, 2005 as compared to $553 thousand for the same period in 2004. In each period, salary and benefit expense was the largest component: $407 thousand and $332 thousand in 2005 and 2004, respectively. The increases are attributable to additional personnel related to the Bank's second office and increased size of the Bank, and to salary increases. These amounts are in line with projections and are deemed necessary to attract and retain qualified personnel essential to the growth and continued profitability of the Bank and the Company.

         INCOME TAX EXPENSE. During the nine-month period ended September 30, 2005, the Company recorded an income tax expense of $492 thousand. During the three-month period ended September 30, 2005, the Company recorded an income tax expense of $234 thousand. There was no income tax expense recorded for the corresponding periods of the prior year. Based on the Company eliminating the need for a valuation allowance in the third quarter 2004 and recognizing a deferred tax asset of $945,000, the Company is recording income tax expense in each period based on Bank profitability.

2. FINANCIAL CONDITION.

         GENERAL. The Company's assets at September 30, 2005 were $98.4 million, an increase of $22.5 million or 29.6%, from December 31, 2004. At September 30, 2005, gross loans totaled $73.6 million, principally commercial term loans and lines of credit ($37.8 million) and real estate secured term loans ($35.8 million). By comparison, at December 31, 2004, gross loans totaled $53.0 million, principally commercial term loans and lines of credit ($30.7 million) and real estate secured term ($22.3 million). Deposits at September 31, 2005 totaled $77.5 million, principally certificates of deposit ($38.0 million), demand deposits ($20.3 million) and money market deposit accounts ($12.6 million). By comparison, deposits at December 31, 2004 totaled $65.7 million, principally certificates of deposits ($28.8 million), demand deposits ($20.7 million) and money market deposit accounts ($13.6 million). A significant additional funding source is provided by the securities sold under agreement to repurchase program. At September 30, 2005, balances in this program totaled $3.1 million, essentially the same as the $3.1 million at December 31, 2004. At September 30, 2005, non-performing assets of approximately $598 thousand were in non-accrual status, a decrease of $459 thousand from the $1.1 million in non-accrual status at December 31, 2004. Federal funds sold totaled $9.6 million at September 30, 2005 as compared to $14.2 million on December 31, 2004. Investments (principally U.S. Treasury securities and Federal Reserve Bank stock) were $11.4 million at September 30, 2005 as compared to $5.2 million at December 31, 2004. During the second quarter of 2005, the Bank increased its securities portfolio, purchasing $3 million in U.S. Treasury Bills due in August 2005 and $3 million in U.S. Treasury Notes due in March 2007, deploying assets obtained in the offering. In August 2005, the Bank re-invested the $3 million maturing Treasury Bills into a like amount of Treasury Bills maturing in December 2005.

         LOAN PORTFOLIO. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At September 30, 2005, total loans were $73.6 million, a 38.9% increase from the $53.0 million in gross loans outstanding at December 31, 2004. In general, loans consist of internally generated loans and participation loans purchased from other local community banks. Lending activity is confined to our market area. The strong growth is attributable to the satisfactory culmination of efforts to attract quality credits; there has been no dilution of credit underwriting standards. We do not engage in foreign lending activities. The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

                                                        COMPOSITION OF LOAN PORTFOLIO
                                              -----------------------------------------------------
         (Dollars in thousands)                  SEPTEMBER 30, 2005          December 31, 2004
                                              -----------------------------------------------------
                                                          PERCENTAGE                   Percentage
                                               BALANCE    TOTAL LOANS      Balance     total loans
                                              --------    -----------     --------     -----------
         Commercial                           $ 37,786       51.33%       $ 30,704       57.93%
         Real estate - commercial mortgage      35,822       48.67%         22,301       42.07%
                                              --------      ------        --------      ------
         Gross loans                          $ 73,608      100.00%       $ 53,005      100.00%
         Less allowance for credit losses       (1,535)                     (1,154)
         Less unearned fees                        (80)                        (75)
                                              --------                    --------
         Loans, net                           $ 71,993                    $ 51,776
                                              ========                    ========


         The following table shows the interest rate sensitivity of the loan portfolio at September 30, 2005. Demand loans, loans without a stated maturity and overdrafts are reported as due in one year or less. Floating rate loans are reported to reflect the period until re-pricing. At September 30, 2005, the total amount of loans due after one year with fixed rates of interest was approximately $31.9 million.


                                                   INTEREST RATE SENSITIVITY OF LOAN PORTFOLIO
                                        -----------------------------------------------------------------
         (Dollars in thousands)         One Year           After One Year        After Five
                                        or Less          through Five Years         Years         Total
                                        --------         ------------------       ----------     --------
         Fixed (commercial)             $  5,590              $  6,771            $   763        $ 13,124
         Fixed (real estate)               1,858                16,969              7,434          26,261

         Floating (commercial)          $ 24,662                     -                  -          24,662
         Floating (real estate)            9,561                     -                  -           9,561
                                        --------              --------            -------        --------
                                        $ 41,671              $ 23,740            $ 8,197        $ 73,608
                                        ========              ========            =======        ========


         PROVISION FOR CREDIT LOSSES. The provision for credit losses represents the expense recognized to fund the allowance for credit losses. Provision expense of $270 thousand in the first nine months of 2005 represented a decrease of $230 thousand as compared to the same period in 2004; however, the $500 thousand recorded in 2004 included a special provision of $350 thousand related to one relationship. Excluding that special provision, the 2005 provision is $120 thousand higher than the amount recorded in 2004, reflecting the higher level of loans originated in the comparable periods. At September 30, 2005, the allowance for credit losses stood at $1.5 million, or 2.1% of outstanding gross loans. Of this amount, general reserves are $896 thousand and specific reserves are $639 thousand.

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

         In addition to the above adequacy review, management also considers some bulk measures of adequacy. Specifically, an analysis is made of the entire portfolio, less the government guaranteed portion of SBA loans and those loans secured by cash deposits within the bank. An additional measure compares the gross loan total without consideration of guarantees and/or collateral to the allowance. Each quarter, management formally recommends to the Board of the Bank the proposed amount to be allocated monthly to the allowance and accordingly charged to the appropriate expense account. Based principally on current economic conditions, perceived asset quality, loan-loss experience of comparable institutions in the Company's market area and a strong capital position, the allowance is believed to be adequate as of September 30, 2005.

         The activity in the allowance for credit losses is shown in the following table. During the nine months ended September 30, 2005, a net recovery of $111 thousand was recognized, $100 thousand of which occurred in the second quarter and all of which is related to a commercial loan charged off in 2003.

                                                         ALLOWANCE FOR CREDIT LOSSES
                                                ---------------------------------------------
         (Dollars in thousands)                 SEPT 30, 2005    Dec 31, 2004   Sept 30, 2004
                                                -------------    ------------   -------------
         Balance at beginning of year              $ 1,154           $ 604           $ 604
         Provision for credit losses                   270             590             500
         Loans charged off                               -             (73)             (9)
         Recoveries                                    111              32              28
                                                   -------           -----         -------
         Balance at end of period                  $ 1,535           1,154         $ 1,123
                                                   =======           =====         =======


         Additionally, the Bank has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At September 30, 2005, the balance of this reserve was $28.5 thousand. The reserve, based on evaluations of the collectibility of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

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

         The following table shows an analysis of nonperforming assets at the dates indicated:


                                                           ANALYSIS OF NONPERFORMING ASSETS
                                                       ---------------------------------------
         (Dollars in thousands)                        SEPTEMBER 30, 2005    DECEMBER 31, 2004
                                                       ------------------    -----------------
         Nonaccrual loans
             Commercial                                      $ 598                $ 1,057
         Accrual loans - Past due 90 days or more                -                      -
         Real estate owned                                       -                      -
                                                             -----                -------
             Total nonperforming assets                      $ 598                $ 1,057
                                                             =====                =======


         At September 30, 2005, the Bank had two loans totaling $598 thousand in non-accrual status as compared to three loans totaling $1.1 million at December 31, 2004. The reduction in non-accrual loans from December 31, 2004 is attributable to the receipt of $152 thousand from the Small Business Administration in payment of a claim (and a portion of related expenses) of $149 thousand outstanding at December 31, 2004 and to the receipt of $433 thousand on August 1, 2005 in partial payment of two loans and an overdraft outstanding at December 31, 2004.

         Two of the three loans in non-accrual status on December 31, 2004, totaling $908 thousand, were to the same borrower, were recognized as impaired on September 1, 2004, and were placed on non-accrual status at that time; in addition, there was an overdraft of $53 thousand on this borrower's checking account occasioned by a draw against a Letter of Credit issued on behalf of the borrower. Both loans were secured by real estate and by assignment of all business assets, including accounts receivable. One of the loans, for $258 thousand, also carried a 75% Small Business Administration guarantee and had priority over the other extensions of credit by the Bank in the real estate collateral; this loan has been repaid from the proceeds of the liquidation of a portion of the real estate collateral, without drawing upon the guarantee. In addition, the overdraft had been repaid from the same source. After provision of $55 thousand in an escrow account to meet certain expenses as agreed, the balance of $67 thousand was applied to the remaining loan. This loan, now in the amount of $583 thousand, is secured by real estate and by all remaining business assets, but the Bank is unable at this time to place a realistic valuation on those business assets. One year ago, in September 2004, the Bank recorded a charge of $350 thousand against earnings and established a specific reserve of $369 thousand for these loans; that specific reserve is now allocated to the remaining loan.

         One loan in the amount of $15 thousand was recognized as impaired during the second quarter of 2005 and placed in non-accrual status. Collection proceedings have started and the Bank has established a specific reserve of $15 thousand for this loan.

         In addition, at September 30, 2005, there were two related commercial loans totaling $274 thousand considered to be potential problem loans. One of these loans in the amount of $115 thousand carries a 75% Small Business Administration guarantee and has been restructured to lower monthly payments, providing some cash flow relief. The other loan, in the amount of $159 thousand, is secured by real estate and by assignment of all business assets. Specific reserves of $192 thousand have been allocated for these loans. Both of these loans are current and are in accrual status.

         Finally, at September 30, 2005, there were six commercial loans (five related) totaling $307 thousand which are not considered potential problem loans and which are generally well secured by collateral, but which exhibit characteristics that warrant closer scrutiny and attention to these credits than would otherwise be appropriate. For these purposes, a "potential problem loan" is defined as a loan which is not included in the past due, non-accrual or restructured categories but for which known information about possible credit problems causes management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms. Specific reserves of $63 thousand have been allocated to these credits.

         At September 30, 2005, the Bank had no real estate owned. Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more.

         INVESTMENT PORTFOLIO. At September 30, 2005, the carrying value of the investment securities portfolio was approximately $10.9 million as compared to carrying value of $5.0 million at December 31, 2004. During the second quarter of 2005, the Bank increased its securities portfolio, purchasing $3 million in U.S. Treasury Bills due in August 2005 and $3 million in U.S. Treasury Notes due in March 2007. In August 2005, the maturing Treasury Bills were reinvested into a like amount of Treasury Bills due in December 2005. The Bank currently classifies its entire securities portfolio as available for sale. Increases in the portfolio will occur whenever deposit growth outpaces loan demand and the forecast for growth is such that the investment of excess liquidity in investment securities (as opposed to short term investments such as Federal Funds) is warranted. In general, the investment policy is to acquire direct U.S. Treasury securities and fully guaranteed U.S. government agency issues with a remaining maturity of four years or less. The Bank anticipates that it will maintain the average maturity of the securities portfolio at two years or less. In addition, the Bank will purchase Federal Reserve stock in accordance with regulation and expects to maintain small equity positions in stock in two banker's banks to facilitate loan participations.

         The following table provides information regarding the composition of the Bank's investment securities portfolio at the dates indicated.


                                                  COMPOSITION OF THE INVESTMENT PORTFOLIO
                                            ----------------------------------------------------
         (Dollars in thousands)
                                              SEPTEMBER 30, 2005            December 31, 2004
                                            ----------------------        ----------------------
         Available for Sale                               PERCENT                       Percent
           (at Estimated Market Value)      BALANCE       OF TOTAL         Balance      of Total
                                           ---------      --------        ---------     --------
         U.S. Treasuries                    $ 10,918        96.01%          $ 4,978        95.07%
         Federal Reserve Stock                   392         3.45%              196         3.74%
         Corporate equities                       62         0.55%               62         1.18%
                                            --------       ------           -------       ------
         Total                              $ 11,371       100.00%          $ 5,236       100.00%
                                            ========                        =======


3. LIQUIDITY AND CAPITAL RESOURCES.

         The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. The Bank's principal sources of funds for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits, and the payment for checks drawn upon it. The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions and Federal funds sold. The levels of such assets are dependent on the Bank's lending, investment and operating activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and loan demand, both current and anticipated. At September 30, 2005, the Bank's cash and cash equivalents totaled $13.9 million as compared to $17.4 million at December 31, 2004.

         The Bank may draw upon $3.5 million unsecured Federal funds borrowing facilities from other financial institutions. At September 30, 2005, no amounts were outstanding under these facilities. The Company believes its levels of liquidity and capital are adequate to conduct the business of the Company and Bank.

         The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At September 30, 2005, the Bank was in full compliance with these guidelines, as follows:


                                                         CAPITAL ADEQUACY RATIOS
                                           ------------------------------------------------
                                             SEPTEMBER 30, 2005         December 31, 2004
                                           ----------------------     ---------------------
                                           COMPANY          BANK      Company          Bank
         Total Capital
             to risk-weighted Assets        23.9%           19.0%      13.5%           13.3%
         Tier I Capital
             to risk-weighted Assets        22.6%           17.8%      12.3%           12.0%
         Tier I Capital
             to average assets              18.6%           14.6%      10.6%           10.4%


                        ITEM 3 - CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Bank's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Bank's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

In the ordinary course of its business, the Company may become involved in routine legal proceedings. At September 30, 2005, there were no pending, or to the knowledge of the Company, threatened legal proceedings.

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.                           None

(b) Use of Proceeds.                                            Not applicable.

(c) Small Business Issuer Purchases of Securities.              None

Item 3 - Defaults upon Senior Securities                        None

Item 4 - Submission of Matters to a Vote of Security Holders    None

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

-----------

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

                                                  COMMERCEFIRST BANCORP, INC.



Date: October 27, 2005          By: /s/ Richard J. Morgan
                                    -------------------------------------------
                                Richard J. Morgan, President and
                                Chief Executive Officer



Date: October 27, 2005          By: /s/ Lamont Thomas
                                    -------------------------------------------
                                Lamont Thomas, Executive Vice President and
                                Chief Financial Officer