Form 10KSB
period 2005-12-31
COMMERCEFIRST BANCORP INC
filed 2006-03-13
CIK 1098813

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

         |X| Annual report under Section 13 or 15(d) of the Securities Exchange
             Act of 1934

             For the fiscal year ended December 31, 2005

         |_| Transition report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the transition period from __________ to ________.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
|_| Yes   No |X|.

Check whether the Issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No |_|.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_|.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
|_| Yes   No |X|

The issuer's revenues for the fiscal year ended December 31, 2005 were approximately $6,263,000.

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of March 7, 2006 was approximately $19,131,000.

As of March 15, 2006, the number of outstanding shares of the Common Stock, $0.01 par value, of CommerceFirst Bancorp, Inc. was 1,803,583.

Transitional Small Business Disclosure Format   |_| Yes   No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are hereby incorporated by reference in this Form 10-KSB: the Company's Annual Report to Shareholders for the Year Ended December 31, 2005 --Part II ; the Company's Proxy Statement for
  the Annual Meeting of Shareholders to be held on April 19, 2006 -- Part III.

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

         During the first quarter of 2005, the Company completed a common stock offering, raising approximately $9.6 million, net of expenses of the offering, financial advisory fees and underwriter's commission. In March 2005, the Company contributed $6 million to the capital of the Bank. On March 1, 2005, trading in the Company's common stock commenced on the NASDAQ Small Cap market under the symbol "CMFB".

         The Bank operates from its headquarters in Annapolis, Maryland, and from a branch office in Lanham, Maryland, which opened in late September 2004. The Bank has received regulatory approval to open a branch office in Glen Burnie, Maryland and expects to open that office in the second quarter of 2006. The Bank is also applying to establish a branch in Columbia, Maryland, in Howard County, which it expects will open, subject to regulatory approval, in the third quarter of 2006. The Bank expects that it will seek to open additional branch offices in Anne Arundel, Prince George's Counties and neighboring counties in locations with high concentrations of business customers. The goal is to establish an average of one additional branch per year over the next three to five years. It is the plan to continue to expand the banking franchise by selectively opening additional branches, and by attracting additional experienced lending officers to build the customer base within our target market area. The Bank believes it is well positioned to continue to grow assets and increase shareholder value while maintaining loan quality and individualized customer service. There can be no assurance that the Bank will open any additional branches in its market area, the timing of any branch development, that any branch will be profitable, or that branching activity will add to shareholder value.

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

         Description of Services. The Bank offers full commercial banking services to its business and professional clients. The Bank emphasizes providing commercial banking services to sole proprietorships, small and medium-sized businesses, partnerships, corporations, and non-profit organizations and associations in and near the Bank's primary service area. Limited retail banking services are offered to accommodate the individual needs of commercial customers as well as members of the communities the Bank serves.

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

         The Bank has developed an expertise in making loans under the guarantee programs of the SBA. In 2004, the Bank hired an additional lender who has significant experience in making SBA guaranteed loans. The Bank currently expects that it will sell the guaranteed portion of SBA loans to secondary market investors as soon as possible after funding, while retaining the uninsured portion. The sale of the guaranteed portion of such loans is expected to result in gains, and the Bank expects to receive fees for servicing the loans. SBA guaranteed loans are subjected to the same underwriting standards applied to other loans, and as the Bank has elected not to seek "preferred lender" status, are also subject to the SBA's underwriting and approval procedures, although these procedures do not guarantee the absence of risk of nonpayment. The Bank believes that not electing preferred lender status provides greater flexibility in resolving problem SBA loans and greater control over internal resources, as not being a preferred lender allows the Bank the option of performing the workout itself where it expects control of the process will maximize recovery, or putting the loan back to the SBA for resolution.

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

         Bills have been introduced in each of the last several Congresses that would permit banks to pay interest on checking and demand deposit accounts established by businesses, a practice which is currently prohibited by regulation. If the legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that the Bank may be required to pay interest on some portion of its non-interest bearing deposits in order to compete against other banks. As a significant portion of its deposits are non-interest bearing demand deposits established by businesses, payment of interest on these deposits could have a significant negative impact on its net income, net interest income, interest margin, return on assets and equity, and other indices of financial performance. The Bank expects that other banks would be faced with similar negative impacts. The Bank also expects that the primary focus of competition would continue to be based on other factors, such as quality of service.

         Source of Business. Management believes that the market segments which the Bank targets, small to medium sized businesses and the professional base of the Bank's market area, demand the convenience and personal service that a smaller, independent financial institution such as the Bank can offer. It is these themes of convenience and personal service that form the basis for the Bank's business development strategies. The Bank provides services from its strategically located main office in Annapolis, Maryland, and from its branch office in Lanham, Maryland. It believes these locations meet the needs of the Bank's existing and potential customers, and provide prospects for additional growth and expansion. Subject to obtaining necessary regulatory approvals, capital adequacy, the identification of appropriate sites, then current business demand and other factors, the Company plans for the Bank to consider establishment of additional branch offices. There can be no assurance that the Bank will establish any additional branches or that any branch will be profitable. The Bank expects to open two branches in 2006, one in Glen Burnie, Maryland in the second quarter, and one in Columbia, Maryland in the third quarter.

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

EMPLOYEES

         At December 31, 2005 the Bank employed 21 full time equivalents, two of whom as executive officers. The Chairman of the Board, an attorney in private practice, devotes considerable time each month to the advancement of the Bank, principally in business development activities. The Company (as distinguished from the Bank) does not have any employees or officers who are not employees or officers of the Bank. None of the Bank's employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program that includes health and dental insurance, a 401(k) plan, and life and long-term disability insurance for substantially all full time employees.

MARKET AREA AND COMPETITION

         Location and Market Area. The main office and the headquarters are located at 1804 West Street, Annapolis, Maryland 21401. The first branch office (our second banking location), is located at 4451 Parliament Place, Lanham, Maryland, and opened in the third quarter of 2004. The second branch (third banking location) will be located at 910 Cromwell Park Drive, Glen Burnie, Maryland 21061 and is expected to open late in the second quarter of 2006. A fourth office is expected to open, subject to regulatory approval, in the third quarter at 6230 Old Dobbin Lane, Columbia, Maryland.

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

         The Bank's market strategy is to grow within the Central Maryland corridor, which consists of Anne Arundel, Prince George's, Montgomery and Howard counties. The Bank is currently focused on Anne Arundel, Prince George's and Howard counties, areas which it believes have significant growth opportunities.

         Anne Arundel County evolved from a bedroom community to Baltimore to be more heavily influenced by Washington growth factors. Based on data provided by the County's Economic Development Corporation, in the past two decades, the county has developed its own unique and diverse economy. This has occurred due to growth opportunities presented by Baltimore/Washington International Airport, which served 19.7 million passengers in 2003 and has long been considered one of the State of Maryland's prime economic engines; the National Security Agency, which has 25 thousand employees; Northrop Grumman, a high-technology firm with over 7 thousand employees, the largest private sector employer in the county; the United States Naval Academy; the increasing tourism industry in the historic City of Annapolis and recently the Arundel Mills Mall. These unique attributes create attractive opportunities for small businesses to service both highly sophisticated enterprises and rapidly developing firms. The local economy is dominated by small and mid-sized service sector enterprises. Anne Arundel County is home to over 12 thousand businesses, 97% of which have fewer than 100 employees. The county's economy has deep roots in Internet based services; high-technology telecommunications; product distribution, a result of proximity of goods arriving to the Port of Baltimore and BWI Airport; and technical support services. Once home to large Maryland-based regional banks, financial services are now primarily provided by larger super-regional institutions such as Bank of America, SunTrust, Wachovia and BB&T, all of which expanded into this highly attractive banking market over the past decade by acquisition. Based on data from the 2000 Census and projected figures by the County's Economic Development Corporation, Anne Arundel County has a population of 510 thousand and provides 307 thousand jobs, 70% of which are in the service sector, and has a very low 3.4% unemployment rate. The mean household income of $76 thousand compares very favorably to the national average.

         Prince George's County. Relocating and expanding businesses have been increasingly attracted to Prince George's County due to its competitively priced land and buildings, an integrated transportation system, proximity to Washington, D.C., and attractive business incentives such as the county's Revitalization Tax Credit, a new High Technology Incentive Package, Enterprise Zone benefits and a foreign trade zone. Increasingly restrictive land use policies in Montgomery and Anne Arundel counties have provided significant growth opportunities in Prince George's. The county closely mirrors Anne Arundel County with respect to small business enterprises, with 97% of the over 14 thousand employers having fewer than 100 workers, according to the Department. Based on further data from the Department, government is also a significant influence, with 75 thousand Federal, state and county employees, led by Andrews Air Force Base, which has 17 thousand employees, and the University of Maryland which has 11,700 employees. Similar to Anne Arundel County, large super-regional banking institutions have obtained additional market share in the suburban Washington market from the acquisition of many of the community banks that once existed in this area. Prince George's County has a population of 805 thousand and an unemployment rate of 4.8%. A favorable and accommodative business climate has helped fuel the strong housing market, with average sale prices above $300 thousand, and has attracted a highly educated workforce with an average household income of $55 thousand, according to Department figures.

         Expansion into neighboring Howard County is a natural extension of the Bank's strategic growth plan. Howard County is situated in the heart of the corridor between Washington, D.C. and Baltimore. Howard County's geographic location has resulted in the substantial growth of a wide variety of industries, including high-tech and life science businesses, in addition to transportation and education related activities. Accessible to I-95 and I-70, the county is located within a 20-minute drive of Baltimore/Washington International Airport and the Port of Baltimore, and serves as a bedroom community for both Baltimore and Washington DC. area employers, in addition to having a strong economic base of its own. Howard County's 7,610 businesses employ 119,600 workers; only 250 of which have more than 100 workers. Like the other counties in which the Company operates, the population and workforce of Howard County is highly educated, and income levels are favorably high. Per capita income for 2002 in Howard County was in excess of $45 thousand, as compared to $36 thousand for Maryland as a whole and almost $31,000 nationally.

         Competition. Deregulation of financial institutions and holding company acquisitions of banks across state lines has resulted in widespread, fundamental changes in the financial services industry. This transformation, although occurring nationwide, is particularly intense in the greater Baltimore/Washington, D.C. In both Anne Arundel and Prince George's Counties, Maryland, competition is exceptionally keen from large banking institutions headquartered outside of Maryland. In addition, the Bank competes with other community banks, savings and loan associations, credit unions, mortgage companies, finance companies and others providing financial services. Among the advantages that many of these institutions have over the Bank are their abilities to finance extensive advertising campaigns, maintain extensive branch networks and technology investments, and to directly offer certain services, such as international banking and trust services, which the Bank does not directly offer. Further, the greater capitalization of the larger institutions allows for substantially higher lending limits than the Bank. Certain of these competitors have other advantages, such as tax exemption in the case of credit unions, and lesser regulation in the case of mortgage companies and finance companies.

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

         Effective on March 11, 2000, the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") allows a bank holding company or other company to certify status as a financial holding company, which allows such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve Board to determine by regulation what other activities are financial in nature, or incidental or complementary thereto. The GLB Act allows a wider array of companies to own banks, which could result in companies with resources substantially in excess of the Company's entering into competition with the Company and the Bank.

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

         Deposit Insurance Premiums. The FDIA establishes a risk based deposit insurance assessment system. Under applicable regulations, deposit premium assessments are determined based upon a matrix formed utilizing capital categories - well capitalized, adequately capitalized and undercapitalized - defined in the same manner as those categories are defined for purposes of
Section 38 of the FDIA. Each of these groups is then divided into three subgroups that reflect varying levels of supervisory concern, from those that are considered healthy to those that are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.04% of insured deposits for well-capitalized institutions having the lowest level of supervisory concern, to 0.31% of insured deposits for undercapitalized institutions having the highest level of supervisory concern. In general, while the Bank Insurance Fund of the FDIC ("BIF") maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required. When the BIF reserve ratio falls below that level, all insured banks would be required to pay premiums. While changes in the deposit insurance premium regimen have been proposed, which may result in the Bank being required to pay deposit premiums at some level, there can be no assurances as to the final form of any changes, or the impact of such changes on the Bank.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The main office of the Bank and the executive offices of the Bank and the Company are located at 1804 West Street, Annapolis, Maryland, in a brick and masonry structure with ample parking. The Company leases 8,100 square feet in the building under a five-year lease, which commenced in April 2000. Rent expense was $192,017 and $184,586 for the years ended December 31, 2005 and 2004, respectively. The Company has exercised the first of three five-year renewal options. Management believes adequate insurance coverage is in force.

         The branch office of the Bank is located at 4451 Parliament Place, Lanham, Maryland in a masonry structure with ample parking. The Bank leases 2,100 square feet in the building under a ten-year lease (with an exit option at the end of five years) which commenced in June 2004. Rent expense was $17,173 and $14,054 for the years ended December 31, 2005 and 2004, respectively. Management believes adequate insurance coverage is in force.

         The Bank has executed a five-year lease (with one five-year renewal option) for 2,600 square feet at 910 Cromwell Park Drive, Glen Burnie, Maryland 21061 which will commence upon occupancy. The building is under construction as of December 31, 2005. The Bank expects to commence branch operations at this location late in the second quarter of 2006.

ITEM 3.  LEGAL PROCEEDINGS.

         In the ordinary course of its business, the Company may become involved in routine legal proceedings. At December 31, 2005, there were no pending, or to the knowledge of the Company, threatened legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER REPURCHASES OF SECURITIES.


         (a) Market for Common Stock and Dividends. The information regarding the market for the Company's Common Stock and dividend history required under
Item 5(a) is hereby incorporated herein by reference from the material under the caption "Market for Common Stock and Dividends" on page15 of the Company's Annual Report for the fiscal year ended December 31, 2005.

         Recent Sales of Unregistered Shares.   None.

         (b) Use of Proceeds: Not applicable

         (c) Issuer Repurchases of Securities during the Fourth Quarter of 2005. None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         The information required by this item is incorporated by reference to the material appearing under the caption "Management Discussion and Analysis" appearing at pages 2 to 15 of the Company's Annual Report to Shareholders for the year ended December 31, 2005.

ITEM 7. FINANCIAL STATEMENTS.

         The information required by this item is incorporated by reference to the Consolidated Financial Statements appearing at pages 16 to 38 of the Company's Annual Report to Shareholders for the year ended December 31, 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A.  CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Bank's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Bank's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

         The information required under Item 9 is hereby incorporated herein by reference from the material under the caption "Election of Directors" contained on pages 4 through 11, and under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 11-12, of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 2006.

         Code of Ethics. The Company has adopted a Code of Ethics that applies to the President/Chief Executive Officer and Executive Vice President/Chief Financial Officer. The Company will provide a copy of the Code of Ethics without charge upon written request directed to Candace M. Springmann, Corporate Secretary, CommerceFirst Bancorp, Inc, 1804 West Street, Annapolis, Maryland 21401.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by Item 10 is hereby incorporated herein by reference from the material under the caption "Election of Directors - Executive Compensation," contained at pages 9-10 of the of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans The following table sets forth information regarding outstanding options and other rights to purchase common stock under the Company's compensation plans.


                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                           Number of securities
                                                                                                          remaining available for
                                                                                                       future issuance under equity
                                Number of securities to be issued  Weighted average exercise price of       compensation plans
                                  upon exercise of outstanding      outstanding options, warrants and      (excluding securities
      Plan category               options, warrants and rights               rights                        reflected in column (a)
------------------------------------------------------------------------------------------------------------------------------------
                                             (a)                              (b)                                 (c)
Equity compensation plans
  approved by security
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

         The other information required by Item 11 is hereby incorporated herein by reference from the material under the caption "Voting Securities and Principal Shareholders" contained at page 3 of the of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 2006.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 12 is hereby incorporated herein by reference from the material under the caption "Election of Directors - Certain Relationships and Related Transactions" contained at pages 10-11 of the of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 2006.

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

-----------------------------
(1) Incorporated by reference to exhibit of the same number filed with the Company's Registration Statement on Form SB-2, as amended, (File No. 333-91817)
(2) Incorporated by reference to exhibit 10(b) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333-91817)
(3) Incorporated by reference to exhibits 10(c) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333-91817)
(4) Incorporated by reference to Exhibit 4 to the Company's to Registration Statement on Form S-8 (File No. 333-109138)
(5) Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (File No. 333-119988).

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by Item 14 is hereby incorporated herein by reference from the material under the caption "Independent Public Accountants" contained at page 11 of the of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 2006.

                                   SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COMMERCEFIRST BANCORP, INC


March 9, 2006                         By: /s/ Richard J. Morgan,
                                          --------------------------------------
                                          Richard J. Morgan, President and CEO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       NAME                                   POSITION                             DATE
                       ----                                   --------                             ----
          /s/ Milton D. Jernigan II           Chairman of the Board of Directors            March 9, 2006
          -------------------------------     of the Company and the Bank
          Milton D. Jernigan II

          /s/ Alvin R. Maier                  Vice Chairman of the Board of Directors       March 9, 2006
          -------------------------------     of the Company and the Bank; Treasurer
          Alvin R. Maier                      of the Company

          /s/ Richard J. Morgan               Director, President and CEO of the            March 9, 2006
          -------------------------------     Company and the Bank
          Richard J. Morgan

          /s/ Lamont Thomas                   Director and Executive Vice President         March 9, 2006
          -------------------------------     of the Company and the Bank
          Lamont Thomas

          /s/ Edward B. Howlin, Jr.           Director of the Company and the Bank          March 9, 2006
          -------------------------------
          Edward B. Howlin, Jr.

          /s/ Charles L. Hurtt, Jr., CPA      Director of the Company and the Bank          March 9, 2006
          -------------------------------
          Charles L. Hurtt, Jr., CPA

          /s/ Robert R. Mitchell              Director of the Company and the Bank          March 9, 2006
          -------------------------------
          Robert R. Mitchell

          /s/ John A. Richardson, Sr.         Director of the Company and the Bank          March 9, 2006
          -------------------------------
          John A. Richardson, Sr.

          /s/ Jerome A. Watts                 Director of the Company and the Bank          March 9, 2006
          -------------------------------
          Jerome A. Watts