Form 10QSB
period 2006-03-31
COMMERCEFIRST BANCORP INC
filed 2006-05-11
CIK 1098813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-51104

CommerceFirst Bancorp, Inc.
(Exact name of issuer as specified in its charter)

Maryland	52-2180744

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1804 West Street, Suite 200, Annapolis MD	21401

(Address of principal executive offices)	(Zip Code)

     410-280-6695
(Issuer's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.    Yes        No  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes        No  .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of May 11, 2006, there were 1,803,583 shares of the issuer’s common stock, $0.01 par value, outstanding.

Transitional Small Business Disclosure Format:      Yes        No

Back to Contents

CommerceFirst Bancorp, Inc.

FORM 10-QSB

INDEX

PART I – FINANCIAL INFORMATION	Page(s)

Item 1 – Financial Statements

Consolidated Balance Sheets – March 31, 2006 (Unaudited) and December 31, 2005 (Audited)	3

Consolidated Statements of Income	4
• Three-month period ended March 31, 2006 (Unaudited)
• Three-month period ended March 31, 2005 (Unaudited)

Consolidated Statements of Comprehensive Income	5
• Three-month period ended March 31, 2006 (Unaudited)
• Three-month period ended March 31, 2005 (Unaudited)

Consolidated Statements of Cash Flows	6
• Three-month period ended March 31, 2006 (Unaudited)
• Three-month period ended March 31, 2005 (Unaudited)

Notes to Consolidated Financial Statements	7

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	9-16

Item 3 – Controls and Procedures	16

PART II – OTHER INFORMATION
17
Item 1 – Legal Proceedings	17
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3 – Default upon Senior Securities	17
Item 4 – Submission of Matters to a Vote of Security Holders	17
Item 5 – Other Information	17
Item 6 – Exhibits

SIGNATURES

Back to Contents

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
Assets
	(Unaudited)	(Audited)
Cash and due from banks	$3,220,153	$3,625,647
Federal funds sold	2,443,384	20,671,899

Cash and cash equivalents	5,663,537	24,297,546
Investment securities available-for-sale, at fair value	9,910,000	10,873,547
Federal Reserve Bank stock, at cost	405,000	402,450
Atlantic Central Bankers Bank stock, at cost	37,000	37,000
Maryland Financial Bank stock, at cost	25,000	25,000
Loans, less allowance for credit losses of $1,705,108 (2006) and $1,615,108 (2005)	84,194,099	75,043,570
Loans held for sale	164,009	323,066
Premises and equipment, at cost, less accumulated depreciation	167,109	164,385
Accrued interest receivable	374,749	406,854
Deferred tax asset	684,190	651,837
Other assets	386,177	319,694

Total Assets	$102,010,870	$112,544,949

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$15,676,315	$17,930,847
Interest-bearing	62,902,755	70,236,500

Total deposits	78,579,070	88,167,347
Securities sold under agreements to repurchase	4,945,947	6,010,222
Accrued interest payable on deposits	70,288	58,912
Other liabilities	754,883	945,394

Total Liabilities	84,350,188	95,181,875

Commitments and contingencies

Stockholders' Equity
Common stock, par value $.01, authorized 4,000,000 shares; issued and outstanding 1,803,583 shares (2005); 822,250 shares (2004)	18,036	18,036
Surplus	17,683,450	17,683,450
Undivided Profits/(Accumulated deficit)	19,439	(272,375)
Accumulated other comprehensive loss	(60,243)	(66,037)

Total stockholders' equity	17,660,682	17,363,074

Total Liabilities and Stockholders' Equity	$102,010,870	$112,544,949

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Back to Contents

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Three Months Ended March 31, 2006 and 2005

	Three Months Ended March 31, 2006 (Unaudited)	Three Months Ended March 31, 2005 (Unaudited)

Interest income on:
Commercial and industrial loans, including fees	$882,587	$628,850
Real estate secured loans, including fees	731,930	397,695
U.S. Treasury securities	86,483	30,501
Other investments	6,862	3,638
Federal funds sold	91,611	89,419

Total interest income	1,799,473	1,150,103

Interest expense on:
Deposits	520,218	254,997
Securities sold under agreements to repurchase	23,771	4,134

Total interest expense	543,989	259,131

Net interest income	1,255,484	890,972

Provision for credit losses	90,000	90,000

Net interest income after provision for credit losses	1,165,484	800,972
Other income:
Gains on sales of SBA loans	—	31,728
Service charges	86,499	76,323

	86,499	108,051

Other expenses:
Salaries and benefits	515,084	370,970
Legal and professional	38,794	23,855
Loan collection expenses	1,763	290
Rent and occupancy	74,048	61,625
Marketing and business development	18,813	9,902
Insurance	9,600	8,400
Data processing	22,447	19,478
Support services	39,432	44,943
Correspondent services charges	8,868	8,867
Office supplies	22,089	7,245
Depreciation and amortization	17,601	25,499
Other expenses	47,755	34,859

Total other expenses	816,294	615,933

Income before income tax	435,689	293,090
Federal and state income tax expense	143,874	113,000

Net income	$291,815	$180,090

Basic and diluted income per share of common stock	$0.16	$0.15

Basic average common shares outstanding	1,803,583	1,171,168
Diluted average common shares outstanding	1,844,169	1,192,723

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Back to Contents

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2006 and 2005

	Three Months Ended March 31, 2006 (Unaudited)	Three Months Ended March 31, 2005 (Unaudited)

Net income	$291,815	$180,090

Other comprehensive income (loss), net of tax:

Unrealized holding gain (loss) on securities available-for-sale during the period, net of deferred taxes.	5,794	(32,402)

Comprehensive income	$297,609	$147,688

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Back to Contents

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2006 and 2005

	Three Months Ended March 31, 2006 (Unaudited)	Three Months Ended March 31, 2005 (Unaudited)

Cash flows from operating activities:
Net income	$291,815	$180,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	(10,073)	27,407
Provision for credit losses	90,000	90,000
Provision for losses on unfunded commitments	1,500	1,500
Change in deferred income taxes	(35,337)	113,000
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	32,105	(10,975)
Decrease in SBA loans held for sale	323,066	—
Decrease (increase) in other assets	(66,484)	9,881
Increase in accrued interest payable	11,376	5,159
(Decrease) increase in other liabilities	(192,013)	78,114

Net cash provided by operating activities	445,955	494,176

Cash flows from investing activities:
Maturities of available-for-sale securities	1,000,000	—
Purchase of FRB stock	(2,550)	—
Increase in loans, net	(9,404,537)	(4,169,747)
Purchases of premises and equipment	(20,325)	(16,549)

Net cash used by investing activities	(8,427,412)	(4,186,296)

Cash flows from financing activities:
Decrease in noninterest-bearing deposits, net	(2,254,532)	(4,161,080)
(Decrease) increase in time deposits, net	(7,333,744)	9,813,086
(Decrease) increase in securities sold under agreements to repurchase, net	(1,064,276)	47,541
Issuance of common stock	—	10,303,997
Costs of raising capital	—	(709,745)

Net cash (used in)provided by financing activities	(10,652,552)	15,293,799

Increase(decrease) in cash and cash equivalents	(18,634,009)	11,601,679

Cash and cash equivalents, beginning of period	24,297,546	17,398,902

Cash and cash equivalents, end of period	$5,663,537	$29,000,581

Supplemental Cash Flow Information:
Interest payments	$532,613	$218,920

Total increase (decrease) in unrealized appreciation/depreciation on available-for-sale securities	8,778	(49,093)

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Back to Contents

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

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

The financial data at December 31, 2005 are derived from audited consolidated financial statements that are included in the Company’s Annual Report for the year ended December 31, 2005. The financial data at March 31, 2006 and 2005 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation:

The consolidated financial statements include the accounts of CommerceFirst Bancorp, Inc. (the “Company”) and its subsidiary, CommerceFirst Bank (the “Bank”). Inter-company balances and transactions have been eliminated.

Accounting Policies:

The Company adopted SFAS 123R, which was effective January 1, 2006. See Note 4 Stock Based Compensation for additional details.

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

Note 4.	Stock-Based Compensation

The Company applies SFAS 123R Share-Based Payments. This pronouncement eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the Company on January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. This pronouncement will not have an impact to the Company in the 1st quarter 2006; however, if additional options are issued in the future, the Company may expect to recognize additional pre-tax, quarterly compensation costs.

Back to Contents

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Related Party Transactions

The Company paid $3,964 during the first quarter of 2006 for legal expenses to a law firm of which the Chairman of the Board of the Company and the Bank is also a principal.

The Company paid $19,309 during the first quarter of 2006 for support services and equipment to a computer-consulting firm of which a Director of the Bank is also a principal.

The Company also paid $39,809 during the first quarter of 2006 for various group insurance benefits for which a Director of the Bank will ultimately receive commission compensation.

Executive officers, directors and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At March 31, 2006 the amounts of such loans outstanding were$5,653,132.

Deposit balances of executive officers, directors and their affiliated interests totaled $9,363,423 at March 31, 2006. Affiliated interests of directors also held $357,969 in securities sold under agreements to repurchase at March 31, 2006.

Note 6.	Commitments and contingencies

Financial instruments:

The Bank is a party to financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments typically include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements.. Outstanding unused lines of credit as of March 31, 2006 are as follows:

Loan commitments:
Commercial	$11,534,000
Unused lines of credit:
Commercial lines	$19,593,000

Letters of Credit	$700,000

Material commitments:

The Bank has entered into contracts through May 5, 2006 for leasehold improvements and bank-specific equipment for both of its two new branch locations, as follows:

BWI Branch, Glen Burnie MD	$89,918
Old Dobbin Lane, Columbia MD	$62,070

Back to Contents

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company’s past results are not necessarily indicative of future performance.

General

CommerceFirst Bancorp, Inc. (the “Company”) is the bank holding company for CommerceFirst Bank, a Maryland chartered commercial bank headquartered in Annapolis, Maryland (the “Bank”). The Bank was capitalized, became a wholly owned subsidiary of the Company and commenced operations on June 29, 2000.

During the first quarter of 2005 the Company sold an aggregate of 981,333 additional shares of common stock. Of the shares sold, 175,000 were sold on a rights offering basis to shareholders of record as of December 9, 2004 at a price of $10.50 per share, and 806,333 shares were sold in a public offering also at a price of $10.50 per share. The offerings, which closed on February 28, 2005, raised an aggregate of approximately $9.6 million, net of expenses of the offering, financial advisory fees and underwriter’s commission. In March 2005, the Company contributed $6,000,000 to the capital of the Bank. The remaining proceeds of the offerings are available for general corporate purposes, included further contribution to the Bank for use in its lending and investment activities and other operations.

On March 1, 2005 trading in the Company’s common stock commenced on the NASDAQ Small Cap market under the symbol “CMFB”.

The Bank has received regulatory approval to open two branch offices, one in Glen Burnie, Maryland in Anne Arundel County, and one in Columbia, Maryland, in Howard County, which are expected to open during the late second or third quarters of 2006. The Bank has entered into contracts for leasehold improvements and bank-specific equipment as more fully described in Note 6 to the Consolidated Financial Statements (above).

1. RESULTS OF OPERATIONS.

General. The Company reported a net profit of $292 thousand for the three-month period ended March 31, 2006, as compared to a net profit of $180 thousand for the three-month period ended March 31, 2005. These results are attributed exclusively to the results of operations of the Bank and are in line with management’s expectations.

Back to Contents

Return on Average Assets and Average Equity. The following table shows the return on average assets and average equity for the period shown.

	Return on average assets and average equity

	Three months ended March 31		Year ended December 31

	2006	2005	2005

Return on Average Equity	6.73%	7.24%	6.76%
Return on Average Earning Assets	1.20%	0.96%	1.19%
Ratio of Average Equity
to Average Assets	17.23%	12.64%	17.05%

Net Interest Income and Net Interest Margin. Net interest income is the difference between interest earned on various assets (principally loans and investments) and interest expense incurred to attract and retain deposits (principally money market deposit accounts and certificates of deposit) and other funding (principally repurchase agreements) used to support those assets. Additional sources of funding include capital and non-interest-bearing demand deposits, and, to a lesser extent, NOW accounts and savings accounts. The net interest income for the three-month period ended March 31, 2006 was $1.255 million as compared to $891 thousand for the same period in 2005. Total interest income for the three-month period ended March 31, 2006 was $1.8 million as compared to $1.15 million for the same period in 2005. Total interest expenses for the comparable periods in 2006 and 2005 were $544 thousand and $259 thousand, respectively. The increase in net interest income is principally the result of increased balances of earning assets and increases in the average net interest margin.

The following table shows the average balances and the rates of the various categories of the Company’s assets and liabilities. The table includes a measurement of spread and margin. Interest spread is the mathematical difference between the average interest earned on interest earning assets and interest paid on interest bearing liabilities. Interest margin represents the net interest yield on interest earning assets and is derived by dividing net interest income by average interest earning assets. Management believes the interest margin gives a reader a better indication of asset earning results when compared to peer groups or industry standards. Nonperforming loans are included in average balances in the following table.

Back to Contents

	Consolidated Average Balances, Yields and Rates

(Dollars in thousands)
	March 31, 2006			March 31, 2005

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

ASSETS
Total loans(1)	$79,436	1,615	8.24%	$56,103	1,027	7.42%
Investment securities(2)	11,095	93	3.41%	5,277	34	2.62%

Federal funds sold	8,454	89	4.29%	14,698	89	2.47%

TOTAL INTEREST-EARNING ASSETS	98,985	1,797	7.36%	76,078	1,150	6.13%

Less allowance for credit losses	(1,652)			(1,195)
Cash and due from banks	3,210			3,488
Premises and equipment, net	170			182
Other assets	1,370			1,370

TOTAL ASSETS	$102,083			$79,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$1,983	7	1.47%	$2,016	1	0.25%
Money market deposit accounts	21,071	142	2.72%	15,833	31	0.79%
Savings	288	1	1.00%	553	0	0.28%
Certificates of deposit	40,739	371	3.69%	30,813	222	2.93%
Repurchase agreements	4,329	24	2.23%	3,691	4	0.45%

TOTAL INTEREST-BEARING LIABILITIES	68,410	544	3.22%	52,905	259	1.99%

Non-interest-bearing demand deposits	15,329			$16,583
Other liabilities	757			343
Stockholders' equity	17,587			10,091

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,083			$79,922

Net interest income		$1,253			$891

Net interest spread			4.14%			4.14%

Net interest margin			5.13%			4.75%

(1)	Interest income on loans includes net fees of $27,764 in 2006 and $40,958 in 2005.
(2)	Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholders' equity.

Net interest margin was 5.13% in the first quarter of 2005, as compared to 4.75% in the comparable period in 2005. Interest spread was 4.14% in the first quarter of 2006, identical to the 4.14% recorded in the first quarter of 2005. The increased margin reflects the increased percentage of assets in higher yielding loans. The Bank expects that increases in interest rates and loan growth in 2006 will have a positive impact on net interest income, although there can be no assurance of this. Competitive pressures may well result in rates on deposits, which have not increased as much or as rapidly as rates on earning assets, increasing more than rates on earning assets in future periods. The Bank expects compression in net margin.

Non-Interest Income. Non-interest income principally consists of deposit account services charges and gains from the sale of the guaranteed portion of Small Business Administration loans.

For the three-month period ended March 31, 2006, deposit account service charges amounted to $86 thousand as compared to $76 thousand for the same period in 2005.

Back to Contents

For the three month period ended March 31, 2006, there were no gains on the sales of SBA loans as compared to $32 thousand for the same period in 2005. Generally, the Bank intends to sell the guaranteed portion of most additional SBA loans resulting in a continuing stream of income that will vary from quarter to quarter, depending in part upon the amounts actually sold; the absence of income during the first quarter of 2006 is attributable to fact that there were no sales during the period, and not to any change in the Bank’s intent.

As the Bank continues to develop these and additional sources of income, it is expected that non-interest income will continue to be a significant contributor to the overall profitability of the Company, although there can be no assurance of this.

Non-Interest Expense. Non-interest expense totaled $816 thousand for the three-month period ended March 31, 2005 as compared to $616 thousand for the same period in 2005. In each period, salary and benefit expense was the largest component: $515 thousand and $371 thousand in 2006 and 2005, respectively. The increases are attributable to additional personnel related to the increased size of the Bank, to the hiring of a senior lending and business development officer during the fourth quarter of 2005, and to salary increases. These amounts are in line with projections and are deemed necessary to attract and retain qualified personnel essential to the growth and continued profitability of the Bank and the Company.

Income Tax Expense. During the three months ended March 31, 2006, the Company recorded income tax expense of $144 thousand as compared to a tax expense of $113 thousand recorded for the corresponding period of the prior year.

2. FINANCIAL CONDITION.

General. The Company’s assets at March 31, 2006 were $102.0 million, a decrease of $10.5 million or 9.3%, from December 31, 2005, and an increase of $10.5 million or 11.5% from $91.5 million at March 31, 2005. At March 31, 2006, gross loans including loans held for sale totaled $86.2 million, principally commercial term loans and lines of credit ($41.2 million) and real estate secured term loans ($45.0 million). By comparison, at December 31, 2005, gross loans totaled $76.7 million, principally commercial term loans and lines of credit ($38.2 million) and real estate secured term loans ($38.5 million), and at March 31, 2005 gross loans totaled $57.2 million, principally commercial term loans and lines of credit ($34.7 million) and real estate secured term loans ($22.5 million). At March 31, 2006, deposits totaled $78.6 million, principally certificates of deposit ($37.0 million), money market deposit accounts ($23.8 million), and demand deposits ($18 million). By comparison, deposits at December 31, 2005 totaled $88.2 million, principally certificates of deposits ($40.7 million), demand deposits ($17.9 million) and money market deposit accounts ($17.2 million), and at March 31, 2005 deposits totaled $71.4 million, principally certificates of deposit ($32.3 million), money market deposit accounts ($20.7 million), and demand deposits ($16.5 million). A significant additional funding source is provided by the securities sold under agreement to repurchase program. At March 31, 2006, balances in this program totaled $4.9 million in comparison to $6.0 million at December 31, 2005 and $3.1 million at March 31, 2005. On March 31, 2006, December 31, 2005 and March 31, 2005, respectively, non-performing assets of approximately $632 thousand, $592 thousand and $1.1 million were in non-accrual status.Federal funds sold totaled $2.4 million at March 31, 2006 as compared to $20.7 million on December 31, 2005 and $25.7 million at March 31, 2005. The decrease in total assets since December 31 2005 principally relates to the expected withdrawal of funds by a deposit concentration relationship as more fully described in the Company’s Annual Report for 2005. The decline in federal funds sold is primarily a result of that withdrawal and loan growth of over $9.1 million. Investments (principally U.S. Treasury securities and Federal Reserve Bank stock) were $9.9 million at March 31, 2006 as compared to $10.9 million at December 31, 2005 and $5.1 million at March 31, 2005.

Loan Portfolio. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At March 31, 2006, gross loans including loans held for sale were $86.2 million, an 11.8% increase from the $77.1 million in loans outstanding at December 31, 2005 and a 50.7% increase from the $57.2 million outstanding at March 31, 2005. In general, loans consist of internally generated loans and participation loans purchased from other local community banks. Lending activity is confined to our market area. The strong growth is attributable to the satisfactory culmination of efforts to attract quality credits; there has been no dilution of credit underwriting standards. We do not engage in foreign lending activities. The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

Back to Contents

	Composition of loan portfolio

(Dollars in thousands)	March 31, 2006		December 31, 2005		March 31, 2005

		Percentage		Percentage		Percentage
	Balance	total loans	Balance	total loans	Balance	total loans

Commercial	$41,158	47.77%	$38,555	50.03%	$34,680	60.66%
Real estate – commercial mortgage	45,004	52.23%	38,516	49.97%	22,488	39.34%

Gross loans	86,162	100.00%	77,071	100.00%	57,168	100.00%
Less allowance for credit losses	(1,705)		(1,615)		(1,248)
Less unearned fees	(99)		(89)		(64)

Loans, net	$84,358		$75,367		$55,856

The following table shows the interest rate sensitivity of the loan portfolio at March 31, 2006. Demand loans, loans without a stated maturity and overdrafts are reported as due in one year or less. Floating rate loans are reported to reflect the period until re-pricing. At March 31, 2006, the total amount of loans due after one year with fixed rates of interest was approximately $37.3 million.

	Interest rate sensitivity of loan portfolio

(Dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years	Total

Fixed (commercial)	$4,737	$6,422	$1,356	$12,515
Fixed (real estate)	4,161	13,570	15,932	33,663

Floating (commercial)	28,642	—	—	28,642
Floating (real estate)	11,342	—	—	11,342

	$48,882	$19,992	$17,288	$86,162

Provision for Credit Losses. The provision for credit losses represents the expense recognized to fund the allowance for credit losses. Provision expense of $90 thousand in the first quarter of 2006 is identical to $90 thousand in the same period in 2005. At March 31, 2006, the allowance for credit losses stood at $1.7 million, or 1.98% of outstanding gross loans, as compared to $1.6 million or 2.14% or gross loans at December 31, 2005; the decline in percentage is solely attributable to the growth in loan outstandings. Of the $1.7 million at March 31, 2006, general reserves are $866 thousand and specific reserves are $839 thousand.

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

Back to Contents

Based principally on current economic conditions, perceived asset quality, loan-loss experience of comparable institutions in the Company’s market area and a strong capital position, the allowance is believed to be adequate as of March 31, 2006.

The activity in the allowance for credit losses is shown in the following table. All charge offs and recoveries relate to commercial loans.

	Allowance for credit losses

(Dollars in thousands)	March 31, 2006	December 31, 2005	March 31, 2005

Balance at beginning of year	$1,615	1,154	1,154
Provision for credit losses	90	360	90
Loans charged off	—	(15)	—
Recoveries	—	116	4

Balance at end of period	$1,705	$1,615	$1,248

Additionally, the Bank has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At March 31, 2006, the balance of this reserve was $31.5 thousand. The reserve, based on evaluations of the collectibility of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

Asset Quality. In its lending activities, the Bank seeks to develop sound credits with customers who will grow with the Bank. There has not been an effort to rapidly build the portfolio and earnings at the sacrifice of asset quality. At the same time, the extension of credit inevitably carries some risk of non-payment (see Provision for Credit Losses).

     The following table shows an analysis of nonperforming assets at the dates indicated:

	Analysis of nonperforming assets

(Dollars in thousands)	March 31, 2006	December 31, 2005	March 31, 2005

Nonaccrual loans
Commercial	$631	$592	$1,057
Accrual loans – Past due 90 days or more	—	—	—
Restructured loans	—	—	—
Real estate owned	—	—	—

Total nonperforming assets	$631	$592	$1,057

At March 31, 2006, the Bank had three loans totaling $631 thousand in non-accrual status as compared to two loans totaling $592 thousand in non-accrual status at December 31, 2005. One loan in the amount of $583 thousand is the remaining balance of a relationship totaling $958 thousand recognized as impaired in September 2004 and placed in non-accrual status at that time. This loan is secured by real estate and by all remaining business assets, but the Bank is unable at this time to place a realistic valuation on those business assets; the specific reserves allocated to this loan are $426 thousand and collection proceedings continue. One loan in the amount of $9 thousand was recognized as impaired during fourth quarter of 2005 and placed in non-accrual status. One loan in the amount of $39 thousand was recognized as impaired during the first quarter of 2006 and placed in non-accrual status. Collection proceedings have started and the Bank has established specific reserves of $9 thousand for these two loans. During 2006, there were no amounts included in gross interest income attributable to loans in non-accruals status.

Back to Contents

In addition, at March 31, 2006, there were four commercial loans to two unrelated entities totaling $549 thousand considered to be potential problem loans. The first relationship has two loans totaling $269 thousand. One of these loans in the amount of $110 thousand carries a 75% Small Business Administration guarantee. The other loan, in the amount of $159 thousand, issecured by real estate and by assignment of all business assets. Both of these loans are current and are in accrual status. Specific reserves of $110 thousand have been allocated for these two loans. The second relationship has two loans totaling $280 thousand. One of these loans in the amount of $246 thousand is the unguaranteed portion of a Small Business Administration loan originally in the amount of $1 million, the guaranteed portion of which was sold in 2005. This loan is secured by assignment of certain business assets, by real estate and by personal guarantees of the principals. The second loan in the amount of $33 thousand is secured by a lien on a commercial vehicle. Both of these loans were past due more than thirty but less than sixty days at March 31, 2006.

At March 31, 2006, there were eight commercial loans totaling $404 thousand which are not considered potential problem loans and are generally well secured by collateral, but which exhibit characteristics that warrant closer scrutiny and attention to these credits than would otherwise be appropriate. Specific reserves of $142 thousand have been allocated to these eight loans. Five of the eight loans totaling $188 thousand are related; specific reserves of $94 thousand have been allocated to these five loans. For these purposes, a “potential problem loan” is defined as a loan which is not included in the past due, non-accrual or restructured categories but for which known information about possible credit problems causes management to have serious doubts as to the ability of the borrower to comply with the present repayment terms.

At March 31, 2006 there was one additional accrual loan of $9 thousand past due thirty days or more, and no real estate owned. Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more.

Investment Portfolio. At March 31, 2006, the carrying value of the investment securities portfolio was approximately $9.9 million as compared to carrying value of $10.9 million at December 31, 2005. The Bank currently classifies its entire securities portfolio as available for sale. Increases in the portfolio will occur whenever deposit growth outpaces loan demand and the forecast for growth is such that the investment of excess liquidity in investment securities (as opposed to short term investments such as Federal Funds) is warranted. In general, our investment policy is to acquire direct U.S. Treasury securities and fully guaranteed U.S. government agency issues with a remaining maturity of four years or less. As the Bank develops its loan portfolio, it anticipates that it will maintain the average maturity of the securities portfolio at two years or less. In addition, the Bank will purchase Federal Reserve stock in accordance with regulation and expects to maintain small equity positions in stock in two banker’s banks to facilitate loan participations.

The following table provides information regarding the composition of the Bank’s investment securities portfolio at the dates indicated.

	Composition of the investment portfolio

(Dollars in thousands)
	March 31, 2006		December 31, 2005		March 31, 2005

Available for Sale (at Estimated Market Value)	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total

U.S. Treasuries	$9,910	95.50%	$10,874	95.91%	$4,927	95.02%
Federal Reserve Stock	405	3.90%	402	3.55%	196	3.78%
Corporate equities	62	0.60%	62	0.55%	62	1.20%

Total	$10,377	100.00%	$11,338	100.00%	$5,185	100.00%

3. LIQUIDITY AND CAPITAL RESOURCES.

The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. The Bank’s principal sources of funds for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits, and the payment for checks drawn upon it. The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions and Federal funds sold. The levels of such assets are dependent on the Bank’s lending, investment and operating activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and loan demand, both current and anticipated. At March 31, 2006, the Bank’s cash and cash equivalents totaled $5.7 million, a decrease of $18.6 million from December 31, 2005, primarily a result of strong loan growth coupled with the anticipated withdrawal by the deposit concentration relationship described earlier.

Back to Contents

At March 31, 2006, the Bank could have drawn upon $3.7 million unsecured Federal funds borrowing facilities from other financial institutions; no amounts were outstanding under these facilities. Subsequently, the amount available under these facilities was increased to $5.7 million unsecured Federal funds. The Company believes its levels of liquidity and capital are adequate to conduct the business of the Company and Bank.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At March 31, 2006, the Bank was in full compliance with these guidelines, as follows:

	Capital Adequacy Ratios

	March 31, 2006		December 31, 2005

	Company	Bank	Company	Bank

Total Capital
to risk-weighted Assets	21.5%	17.3%	22.5%	18.0%
Tier I Capital
to risk-weighted Assets	20.3%	16.1%	21.2%	16.8%
Tier I Capital
to average assets	17.4%	13.8%	17.3%	13.7%

ITEM 3 – CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Bank’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Back to Contents

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

In the ordinary course of its business, the Company may become involved in routine legal proceedings. At March 31, 2006, there were no pending, or to the knowledge of the Company, threatened legal proceedings.

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities. — None

(b) Use of Proceeds. — Not applicable.

(c) Small Business Issuer Purchases of Securities. — None

Item 3 – Defaults upon Senior Securities — None

Item 4 – Submission of Matters to a Vote of Security Holders – None

Item 5 – Other Information

(a) Information Required to be Reported on Form 8-K. — None

(b) Changes in Security Holder Nomination Procedures. — None

Item 6 – Exhibits

Exhibit No.	Description of Exhibits

3(a)	Certificate of Incorporation of the Company, as amended (1)
3(b)	Bylaws of the Company (1)
10(a)	Employment Agreement between Richard J. Morgan and the Company (2)
10(b)	Employment Agreement between Lamont Thomas and the Company (3)
10(c)	2004 Non Incentive Option Plan (4)
11	Statement Regarding Computation of Per Share Income
21	Subsidiaries of the Registrant

The sole subsidiary of the Registrant is CommerceFirst Bank, a Maryland chartered commercial bank.

31(a)	Certification of Richard J. Morgan, President and CEO
31(b)	Certification of Lamont Thomas, Executive Vice President and CFO
32(a)	Certification of Richard J. Morgan, President and Chief Executive Officer
32(b)	Certification of Lamont Thomas, Executive Vice President and Chief Financial Officer
99(a)	Amended and Restated Organizers Agreement (5)

(1)	Incorporated by reference to exhibit of the same number filed with the Company's Registration Statement on Form SB-2, as amended, (File No. 333-91817)
(2)	Incorporated by reference to exhibit 10(b) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333-91817)
(3)	Incorporated by reference to exhibits 10(c) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333-91817)
(4)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119988).
(5)	Incorporated by reference to Exhibits 99(b) and 99(d) to the Company's to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CommerceFirst Bancorp, Inc.

Date: May 11, 2006	By: /s/ Richard J. Morgan
Richard J. Morgan, President and Chief Executive Officer

Date: May 11, 2006	By: /s/ Lamont Thomas
Lamont Thomas, Executive Vice President and Chief Financial Officer