Form 10QSB
period 2006-06-30
COMMERCEFIRST BANCORP INC
filed 2006-08-07
CIK 1098813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

410-280-6695

(Issuer’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No   ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No   ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of August 7, 2006, there were 1,803,583 shares of the issuer’s common stock, $0.01 par value, outstanding.

Transitional Small Business Disclosure Format:      Yes  ☐  No   ☒

CommerceFirst Bancorp, Inc.

FORM 10-QSB

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

June 30, 2006 and  December 31, 2005

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$3,544,396	$3,625,647
Federal funds sold	5,489,457	20,671,899
Cash and cash equivalents	9,033,853	24,297,546
Investment securities available-for-sale, at fair value	4,918,200	10,873,547
Federal Reserve Bank stock, at cost	405,000	402,450
Atlantic Central Bankers Bank stock, at cost	37,000	37,000
Maryland Financial Bank stock, at cost	25,000	25,000
Loans, less allowance for credit losses of $1,795,108 (2006) and $1,615,108 (2005)	83,260,391	75,043,570
Loans held for sale	496,061	323,066
Premises and equipment, at cost, less accumulated depreciation	260,640	164,385
Accrued interest receivable	393,262	406,854
Deferred tax asset	719,128	651,837
Other assets	332,204	319,694

Total Assets	$99,880,739	$112,544,949

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$17,682,754	$17,930,847
Interest-bearing	59,163,021	70,236,500
Total deposits	76,845,775	88,167,347
Securities sold under agreements to repurchase	4,381,206	6,010,222
Accrued interest payable on deposits	79,410	58,912
Other liabilities	617,778	945,394
Total Liabilities	81,924,169	95,181,875

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01, authorized 4,000,000 shares; issued and outstanding 1,803,583 shares	18,036	18,036
Surplus	17,683,450	17,683,450
Undivided profits/(Accumulated deficit)	314,554	(272,375)
Accumulated other comprehensive loss	(59,470)	(66,037)
Total Stockholders’ Equity	17,956,570	17,363,074
Total Liabilities and Stockholders’ Equity	$99,880,739	$112,544,949

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income on:
Commercial and industrial loans, including fees	$961,161	$680,978	$1,843,747	$1,309,828
Real estate secured loans, including fees	853,098	455,808	1,585,028	853,504
U.S. Treasury securities	59,576	74,259	146,060	104,759
Other investments	6,075	5,447	12,937	9,085
Federal funds sold	32,615	80,437	124,226	169,855
Total interest income	1,912,525	1,296,928	3,711,998	2,447,031
Interest expense on:
Deposits	596,627	304,034	1,116,844	559,032
Securities sold under agreements to repurchase	25,908	6,704	49,679	10,838
Federal funds purchased	3,875	—	3,875	—
Total interest expense	626,410	310,738	1,170,398	569,869
Net interest income	1,286,115	986,191	2,541,600	1,877,162
Provision for credit losses	90,000	90,000	180,000	180,000
Net interest income after provision for credit losses	1,196,115	896,191	2,361,600	1,697,162
Other income:
Gain on sales of SBA loans	91,202	22,567	91,202	54,295
Service charges	83,665	72,929	170,164	149,252
	174,867	95,496	261,366	203,547
Other expenses:
Salaries and benefits	534,660	388,470	1,049,744	759,441
Legal and professional	43,430	26,986	82,225	50,841
Loan collection expenses (recoveries)	8,537	(7,929)	10,300	(7,639)
Rent and occupancy	65,052	61,017	139,100	122,642
Marketing and business development	29,102	13,203	47,916	23,105
Insurance	9,457	6,353	19,057	14,753
Data processing	19,427	17,464	41,873	36,942
Support services	41,545	47,525	80,977	92,468
Correspondent service charges	8,612	9,714	17,480	18,580
Office supplies	25,212	10,437	47,301	17,682
SBA interest strip amortization	41,370	5,219	48,238	10,666
Depreciation and amortization	21,408	25,587	39,009	51,086
Other expenses	37,188	35,494	84,943	64,906
Total other expenses	885,000	639,540	1,708,163	1,255,473
Income before income taxes	485,982	352,146	914,803	645,236
Federal and state income tax expense	184,000	145,000	327,874	258,000
Net income	301,982	207,146	586,929	387,236
Basic income per share of common stock	$0.17	$0.11	$0.33	$0.26
Diluted income per share of common stock	$0.16	$0.11	$0.32	$0.26
Basic average common shares outstanding	1,803,583	1,803,583	1,803,583	1,489,123
Diluted average common shares outstanding	1,849,632	1,822,711	1,846,976	1,509,459

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
For the Three and Six Month Periods Ending June 30, 2006 and 2005

	Three Months		Six Months
	Ended		Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	$301,982	$207,146	$586,929	$387,236

Other comprehensive income (loss), net of tax:

Unrealized holding gains (losses) on securities available-for-sale during the period, net of deferred taxes	773	24,191	6,567	(8,211)

Comprehensive income	$302,755	$231,337	$593,496	$379,025

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005

	Six Months
	Ended
	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$586,929	$387,236
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation, amortization and accretion	4,306	35,852
Provision for credit losses	180,000	180,000
Provision for losses on unfunded commitments	3,000	3,000
Change in deferred income taxes	(70,674)	258,000
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	13,592	(53,793)
Increase in loans held for sale	(172,995)	—
Increase in other assets	(12,509)	(121,969)
Increase in accrued interest payable	20,499	8,154
(Decrease) increase in other liabilities	(330,618)	256,584

Net cash provided by operating activities	221,530	953,064

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(5,967,505)
Maturities of available-for-sale securities	6,000,000	—
Purchase of FRB stock	(2,550)	(188,100)
Increase in loans, net	(8,396,821)	(10,148,088)
Purchases of premises and equipment	(135,265)	(25,856)

Net cash used by investing activities	(2,534,636)	(16,329,549)

Cash flows from financing activities:
Decrease in noninterest-bearing deposits, net	(248,093)	(4,154,500)
(Decrease) increase in time deposits, net	(11,073,478)	2,924,819
Decrease in securities sold under agreements to repurchase, net	(1,629,016)	(497,674)
Issuance of common stock	—	10,303,997
Costs of raising capital	—	(709,744)
Net cash (used in) provided by financing activities	(12,950,587)	7,866,898

Decrease in cash and cash equivalents	(15,263,693)	(7,509,587)

Cash and cash equivalents, beginning of period	24,297,546	17,398,902

Cash and cash equivalents, end of period	$9,033,853	$9,889,315
Supplemental Cash Flow Information:
Interest payments	$1,149,900	$462,537
Total increase (decrease) in unrealized appreciation (depreciation) on available-for-sale securities	$9,950	$(12,440)

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

The financial data at December 31, 2005 are derived from audited consolidated financial statements that are included in the Company’s Annual Report for the year ended December 31, 2005.  The financial data at June 30, 2006 and 2005 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.

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

Note 4.  Stock-Based Compensation

The Company applies SFAS 123R Share-Based Payments.  This pronouncement eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.  SFAS 123R is effective for the Company on January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The requisite service period was fully rendered by all participants by December 31, 2004; as such this pronouncement has not had an impact on the Company. However, if additional options are issued in the future, the Company may expect to recognize additional pre-tax compensation costs.

Note 5.  Related Party Transactions

The Company paid $6,837 during the first half of 2006 for legal expenses to a law firm of which the Chairman of the Board of the Company and the Bank is also a principal.

The Company paid $39,402 during the first half of 2006 for support services and equipment to a computer-consulting firm of which a Director of the Bank is also a principal.

The Company also paid $76,688 during the first half of 2006 for various group insurance benefits for which a Director of the Bank will ultimately receive commission compensation.

Executive officers, directors and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business.  These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers.  They do not involve more than normal risk of collectibility or present other unfavorable terms. At June 30, 2006 the amounts of such loans outstanding were $5,529,334.

Deposit balances of executive officers, directors and their affiliated interests totaled $8,199,087 at June 30, 2006. Affiliated interests of directors also held $140,462 in securities sold under agreements to repurchase at June 30, 2006.

Note 6.  Commitments and contingencies

Financial instruments:

The Bank is a party to financial instruments in the normal course of business to meet the financing needs of its customers.  These financial instruments typically include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Outstanding unused lines of credit as of June 30, 2006 are as follows:

Loan commitments:
Commercial	$9,349,000
Unused lines of credit:
Commercial lines	$20,078,000

Letters of Credit	$712,000

Material commitments:

The Bank has entered into contracts through July 27, 2006 for leasehold improvements and bank-specific equipment at its new branch location and into contracts for various data processing services, as follows:

Branch location: Old Dobbin Lane, Columbia MD	$131,495
Data processing services	$125,150

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company’s common stock trades on the NASDAQ Capital Market under the symbol “CMFB”.

The Bank opened its third banking office, in Glen Burnie, Maryland in Anne Arundel County, on June 29, 2006 and has received regulatory approval to open its fourth banking office, in Columbia, Maryland, in Howard County. The Howard County office, on Old Dobbin Lane, is expected to open during the third quarter of 2006. The Bank has entered into contracts for leasehold improvements and bank-specific equipment as more fully described in Note 6 to the Consolidated Financial Statements (above).

1. RESULTS OF OPERATIONS.

General. The Company reported a net profit of $587 thousand for the six-month period ended June 30, 2006, as compared to a net profit of $387 thousand for the six-month period ended June 30, 2005. The Company reported a net profit of $302 thousand for the three-month period ended June 30, 2006 as compared to a net profit of $207 thousand for the three-month period ended June 30, 2005. These results are attributed exclusively to the results of operations of the Bank and are in line with management’s expectations.

Return on Average Assets and Average Equity. The following table shows the return on average assets and average equity for the period shown.

	Return on average assets and average equity
	Six months ended		Year ended
	June 30		December 31
(Dollars in thousands)	2006	2005	2005

Return on Average Equity	6.67%	5.81%	6.76%
Return on Average Earning Assets	1.21%	0.99%	1.19%
Ratio of Average Equity to Average Assets	17.63%	16.24%	17.05%

Net Interest Income and Net Interest Margin. Net interest income is the difference between interest earned on various assets (principally loans and investments) and interest expense incurred to attract and retain deposits (principally money market deposit accounts and certificates of deposit) and other funding (principally repurchase agreements) used to support those assets. Additional sources of funding include capital and non-interest-bearing demand deposits, and, to a lesser extent, NOW accounts and savings accounts. The net interest income for the six-month period ended June 30, 2006 was $2.54 million as compared to $1.88 million for the six-month period ended June 30, 2005. The net interest income for the three-month period ended June 30, 2006 was $1.29 million as compared to $986 thousand for the same period in 2005. Total interest income for the six-month period ended June 30, 2006 was $3.71 million as compared to $2.45 million for the same period in 2005. Total interest income for the three-month period ended June 30, 2006 was $1.91 million as compared to $1.30 million for the same period in 2005. Total interest expenses for the six-month periods ended June 30, 2006 and 2005 were $1.17 million and $570 thousand, respectively. Total interest expenses for the three-month periods ended June 30, 2006 and 2005 were $626 thousand and $311 thousand, respectively.  The increase in net interest income is principally the result of increased balances of earning assets and increases in the average net interest margin.

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

Net interest margin was 5.25% in the first half of 2006, as compared to 4.78% in the comparable period in 2005. Interest spread was 4.10% in the first half of 2006, as compared to the 4.05% recorded in the first half of 2005. The increases in both spread and margin reflect the increased percentage of assets in higher yielding loans, and increased yield on all categories of earning assets. The Bank expects that loan growth in 2006 will have a positive impact on net interest income, although there can be no assurance of this. Competitive pressures may well result in rates on deposits, which have not increased as much or as rapidly as rates on earning assets, increasing more than rates on earning assets in future periods; the Bank expects compression in net margin.

	Consolidated Average Balances, Yields and Rates
	Six Months Ended
	June 30, 2006			June 30, 2005
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Total loans(1)	$82,744	3,429	8.36%	$58,362	2,163	7.47%
Investment securities(2)	9,363	159	3.42%	7,840	114	2.93%
Federal funds sold	5,612	124	4.46%	13,038	170	2.63%
TOTAL INTEREST-EARNING ASSETS	$97,719	3,712	7.66%	$79,240	2,447	6.23%

Less allowance for credit losses	(1,698)			(1,279)
Cash and due from banks	3,043			3,181
Premises and equipment, net	178			177
Other assets	1,424			1,488
TOTAL ASSETS	$100,667			$82,807

LIABILITIES AND STOCK-HOLDERS’ EQUITY
Interest-bearing demand deposits	$1,796	13	1.46%	$1,748	3	0.35%
Money market deposit accounts	19,799	307	3.12%	15,425	84	1.10%
Savings	248	1	1.00%	509	1	0.38%
Certificates of deposit	40,135	796	4.00%	31,930	471	2.97%
Repurchase agreements	4,294	54	2.51%	3,158	11	0.69%
TOTAL INTEREST-BEARING LIABILITIES	$66,273	1,170	3.56%	$52,770	570	2.18%

Non-interest-bearing demand deposits	$15,879			$16,166
Other liabilities	764			423
Stockholders’ equity	17,750			13,448
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,667			$82,807

Net interest income		$2,542			$1,877

Net interest spread			4.10%			4.05%

Net interest margin			5.25%			4.78%

(1) Interest income on loans includes net fees of $54,492 in 2006 and $65,046 in 2005.

(2) Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholders’ equity.

Non-Interest Income. Non-interest income principally consists of deposit account services charges and gains from the sale of the guaranteed portion of Small Business Administration loans.

For the six-month period ended June 30, 2006, deposit account service charges amounted to $170 thousand as compared to $149 thousand for the same period in 2005. For the three-month period ended June 30, 2006, deposit account service charges amounted to $84 thousand as compared to $73 thousand for the same period in 2005.

For the six-month period ended June 30, 2006, gains on sales of SBA loans amounted to $91 thousand as compared to $54 thousand for the same period in 2005.  For the three month period ended June 30, 2006, gains on sales of

SBA loans amounted to $91 thousand as compared to $23 thousand for the same period in 2005. Generally, the Bank intends to sell the guaranteed portion of most additional SBA loans resulting in a continuing stream of income that may vary significantly from quarter to quarter, depending in part upon the amounts actually sold.

As the Bank continues to develop these and additional sources of income, it is expected that non-interest income will continue to be a significant contributor to the overall profitability of the Company, although there can be no assurance of this.

Non-Interest Expense. Non-interest expense totaled $1.71 million for the six-month period ended June 30, 2006 as compared to $1.26 million for the same period in 2005. In each period, salary and benefit expense was the largest component: $1.05 million and $759 thousand in 2006 and 2005, respectively. Non-interest expense totaled $885 thousand for the three-month period ended June 30, 2006 as compared to $640 thousand for the same period in 2005. In each period, salary and benefit expense was the largest component: $535 thousand and $388 thousand in 2006 and 2005, respectively. The increases are attributable to additional personnel related to the Bank’s branch expansion, to other expenses related to that expansion including marketing efforts and office supplies, and to salary increases. These amounts are in line with projections and are deemed necessary to attract and retain qualified personnel essential to the growth and continued profitability of the Bank and the Company.

Income Tax Expense. During the six-month period ended June 30, 2006, the Company recorded an income tax expense of $328 thousand. During the three-month period ended June 30, 2006, the Company recorded income tax expense of $184 thousand. During the six-month period ended June 30, 2005, the Company recorded an income tax expense of $258 thousand. During the three-month period ended June 30, 2005, the Company recorded income tax expense of $145 thousand.

2. FINANCIAL CONDITION.

General. The Company’s assets at June 30, 2006 were $99.9 million, a decrease of $12.6 million or 11.0%, from December 31, 2005, and an increase of $15.4 million or 18.2% from $84.5 million at June 30, 2005.  At June 30, 2006, gross loans including loans held for sale totaled $85.6 million, principally commercial term loans and lines of credit ($41.4 million) and real estate secured term loans ($44.2 million). By comparison, at December 31, 2005, gross loans totaled $77.0 million, principally commercial term loans and lines of credit ($38.2 million) and real estate secured term loans ($38.5 million), and at June 30, 2005 gross loans totaled $61.7 million, principally commercial term loans and lines of credit ($34.6 million) and real estate secured term loans ($28.6 million). At June 30, 2006, deposits totaled $76.8 million, principally certificates of deposit ($42.6 million), money market deposit accounts ($16.8 million), and demand deposits ($17.7 million). By comparison, deposits at December 31, 2005 totaled $88.2 million, principally certificates of deposits ($40.7 million), demand deposits ($17.9 million) and money market deposit accounts ($17.2 million), and at June 30, 2005 deposits totaled $64.5 million, principally certificates of deposit ($34.5 million), money market deposit accounts ($13.5 million), and demand deposits ($16.5 million). A significant additional funding source is provided by the securities sold under agreement to repurchase program. At June 30, 2006, balances in this program totaled $4.4 million in comparison to $6.0 million at December 31, 2005 and $3.1 million at June 30, 2005. On June 30, 2006, December 31, 2005 and June 30, 2005, respectively, non-performing assets of approximately $890 thousand, $592 thousand and $976 thousand were in non-accrual status.  Federal funds sold totaled $5.5 million at June 30, 2006 as compared to $20.7 million on December 31, 2005 and $7.1 million at June 30, 2005. The decrease in total assets since December 31, 2005 principally relates to the expected withdrawal of funds by a deposit concentration relationship as more fully described in the Company’s Annual Report for 2005, and to seasonal fluctuations in several large relationships.  The decline in federal funds sold is primarily a result of that withdrawal and loan growth of over $8.5 million.  Investments (principally U.S. Treasury securities and Federal Reserve Bank stock) were $4.9 million at June 30, 2006 as compared to $10.9 million at December 31, 2005 and $11.3 million at June 30, 2005. The decrease in Treasury securities reflects the decision of management to utilize $6 million in maturing securities to fund loan growth and to enhance liquidity.

Loan Portfolio.  The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income.  At June 30, 2006, gross loans including loans held for sale were $85.6 million, an 11.1% increase from the $77.0 million in loans outstanding at December 31, 2005 and a 35.2% increase from the $63.3 million outstanding at June 30, 2005. In general, loans consist of internally generated loans and participation loans purchased from other local community banks.  Lending activity is confined to our market area. The strong growth is attributable to the satisfactory culmination of efforts to attract quality credits; there has been no dilution of credit underwriting standards. We do not engage in foreign lending activities. The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

	Composition of loan portfolio
	June 30, 2006		December 31, 2005		June 30, 2005
		Percentage		Percentage		Percentage
(Dollars in thousands)	Balance	total loans	Balance	total loans	Balance	total loans
Commercial	$41,409	48.35%	$38,555	50.03%	$34,607	54.71%
Real estate - commercial mortgage	44,240	51.65%	38,516	49.97%	28,646	45.29%
Gross loans	85,649	100.00%	77,071	100.00%	63,253	100.00%
Less allowance for credit losses	(1,795)		(1,615)		(1,438)
Less unearned fees	(98)		(89)		(70)
Loans, net	$83,756		$75,367		$61,745

The following table shows the interest rate sensitivity of the loan portfolio at June 30, 2006. Demand loans, loans without a stated maturity and overdrafts are reported as due in one year or less. Floating rate loans are reported to reflect the period until re-pricing. At June 30, 2006, the total amount of loans due after one year with fixed rates of interest was approximately $37.9 million.

	Interest rate sensitivity of loan portfolio
	One Year	After One Year	After Five
(Dollars in thousands)	or Less	through Five Years	Years	Total
Fixed (commercial)	$4,960	$6,491	$1,757	$13,208
Fixed (real estate)	4,318	13,203	16,460	33,981

Floating (commercial)	28,200	—	—	28,200
Floating (real estate)	10,260	—	—	10,260
	$47,738	$19,694	$18,217	$85,649

Provision for Credit Losses. The provision for credit losses represents the expense recognized to fund the allowance for credit losses. Provision expense of $180 thousand in the first half of 2006 is identical to $180 thousand in the same period in 2005. At June 30, 2006, the allowance for credit losses stood at $1.8 million, or 2.10% of outstanding gross loans, as compared to $1.6 million or 2.10% of gross loans at December 31, 2005. Of the $1.8 million at June 30, 2006, general reserves are $977 thousand and specific reserves are $818 thousand.

Management has devised and refined a comprehensive review methodology to assess the adequacy of the allowance. This methodology permits several different assessments to be made. Currently, principal consideration is accorded the assessment based upon the risk rating assigned to individual credits. Other assessments may be made by general categories of credits and by industry groups (at a number of levels) based upon Standard Industrial Classification codes.  The methodology has the flexibility to permit additional evaluation criteria if so desired. Risk ratings are assigned to all credits at inception. Consideration is given to many different factors: past credit record, capacity to repay, character of borrower, value of collateral, industry standards and overall economic conditions. Management also considers the growth and composition of the portfolio, the loss experience of other banks in our peer group, the results of examinations and evaluations of the overall portfolio by regulatory examiners and by external auditors, and the local, state and national economic outlook.

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

Based principally on current economic conditions, perceived asset quality, loan-loss experience of comparable institutions in the Company’s market area and a strong capital position, the allowance is believed to be adequate as of June 30, 2006.

The activity in the allowance for credit losses is shown in the following table. All charge offs and recoveries relate to commercial loans.

	Allowance for credit losses
(Dollars in thousands)	June 30, 2006	December 31, 2005	June 30, 2005
Balance at beginning of year	$1,615	$1,154	$1,154
Provision for credit losses	180	360	180
Loans charged off	—	(15)	—
Recoveries	—	116	104
Balance at end of period	$1,795	$1,615	$1,438

Additionally, the Bank has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At June 30, 2006, the balance of this reserve was $33 thousand. The reserve, based on evaluations of the collectibility of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

Asset Quality. In its lending activities, the Bank seeks to develop sound credits with customers who will grow with the Bank. There has not been an effort to rapidly build the portfolio and earnings at the sacrifice of asset quality.  At the same time, the extension of credit inevitably carries some risk of non-payment (see Provision for Credit Losses).

The following table shows an analysis of nonperforming assets at the dates indicated:

	Analysis of nonperforming assets
(Dollars in thousands)	June 30, 2006	December 31, 2005	June 30, 2005
Nonaccrual loans
Commercial	$890	$592	$923
Overdraft	—	—	53
Accrual loans - Past due 90 days or more	—	—	—
Restructured loans	—	—	—
Real estate owned	—	—	—
Total nonperforming assets	$890	$592	$976

At June 30, 2006, the Bank had five loans totaling $890 thousand to four unrelated entities in non-accrual status as compared to two unrelated loans totaling $592 thousand in non-accrual status at December 31, 2005.

•                  One loan in the amount of $583 thousand is the remaining balance of a relationship totaling $958 thousand recognized as impaired in September 2004 and placed in non-accrual status at that time. This loan is secured by real estate and by assignment of life insurance proceeds. The loan is also secured by all remaining business assets but the Bank does not expect to realize significant amounts from those business assets. The specific reserves allocated to this loan are $426 thousand and collection proceedings continue.

•                  The second relationship has two loans totaling $278 thousand. One of these loans in the amount of $245 thousand is the unguaranteed portion of a Small Business Administration loan originally in the amount of $1 million, the guaranteed portion of which was sold in 2005. This loan is secured by assignment of certain business assets, by real estate and by personal guarantees of the principals. The second loan in the amount of $33 thousand is secured by a lien on a commercial vehicle. Collection proceedings have started and the Bank has established specific reserves of $139 thousand for these two loans.

•                  One loan in the amount of $20 thousand is the unguaranteed portion of a Small Business Administration loan originally in the amount of $150 thousand, the guaranteed portion of which was sold in 2005.  Collection proceedings have started and the Bank has established specific reserves of $10 thousand for this loan. As described below, a second loan to this entity in the amount of $25 thousand was placed in non-accrual status in July 2006.

•                  The final loan, in the amount of $9 thousand at June 30, 2006, has been paid in full.

At June 30, 2006, there were three commercial loans to two unrelated entities totaling $292 thousand considered to be potential problem loans.

•                  The first relationship has two loans totaling $267 thousand. One of these loans in the amount of $108 thousand carries a 75% Small Business Administration guarantee. The other loan, in the amount of $159 thousand, is secured by real estate and by assignment of all business assets. Both of these loans are current and are in accrual status. Specific reserves of $110 thousand have been allocated for these two loans.

•                  The second relationship is a $25 thousand loan secured by pledge of business assets and guaranteed by the principals. Specific reserves of $12 thousand have been allocated for this loan which was placed in non-accrual status in July 2006.

At June 30, 2006, there were five commercial loans totaling $240 thousand which are not considered potential problem loans and are generally well secured by collateral, but which exhibit characteristics that warrant closer scrutiny and attention to these credits than would otherwise be appropriate. Specific reserves of $113 thousand have been allocated to these five loans. Three of the five loans totaling $137 thousand are related; specific reserves of $69 thousand have been allocated to these three loans. For these purposes, a “potential problem loan” is defined as a loan which is not included in the past due, non-accrual or restructured categories but for which known information about possible credit problems causes management to have serious doubts as to the ability of the borrower to comply with the present repayment terms.

At June 30, 2006 there were two additional accrual loans totaling $95 thousand past due thirty days or more, and no real estate owned. Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. During 2006, there were no amounts included in gross interest income attributable to loans in non-accrual status.

Investment Portfolio. At June 30, 2006, the carrying value of the investment securities portfolio was approximately $4.9 million as compared to carrying value of $10.9 million at December 31, 2005. As noted earlier, the decrease is attributable to the management decision to utilize $6 million in maturing Treasury securities to supplement liquidity. The Bank currently classifies its entire securities portfolio as available for sale. Increases in the portfolio will occur whenever deposit growth outpaces loan demand and the forecast for growth is such that the investment of excess liquidity in investment securities (as opposed to short term investments such as Federal Funds) is warranted. In general, our investment policy is to acquire direct U.S. Treasury securities and fully guaranteed U.S. government agency issues with a remaining maturity of four years or less. As the Bank develops its loan portfolio, it anticipates that it will maintain the average maturity of the securities portfolio at two years or less. In addition, the Bank will purchase Federal Reserve stock in accordance with regulation and expects to maintain small equity positions in stock in two banker’s banks to facilitate loan participations.

The following table provides information regarding the composition of the Bank’s investment securities portfolio at the dates indicated.

	Composition of the investment portfolio
(Dollars in thousands)
	June 30, 2006		December 31, 2005		June 30, 2005

Available for Sale		Percent		Percent		Percent
(at Estimated Market Value)	Balance	of Total	Balance	of Total	Balance	of Total
U.S. Treasuries	$4,918	91.33%	$10,874	95.90%	$10,948	96.09%
Federal Reserve Stock	405	7.52%	402	3.55%	384	3.37%
Corporate equities	62	1.15%	62	0.55%	62	0.54%
Total	$5,385	100.00%	$11,338	100.00%	$11,394	100.00%

3. LIQUIDITY AND CAPITAL RESOURCES.

The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. The Bank’s principal sources of funds for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits, and the payment for checks drawn upon it. The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions and Federal funds sold. The levels of such assets are dependent on the Bank’s lending, investment and operating activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and loan demand, both current and anticipated. At June 30, 2006, the Bank’s cash and cash equivalents totaled $9.0 million, a decrease of $15.3 million from December 31, 2005, primarily a result of strong loan growth coupled with the anticipated withdrawal by the deposit concentration relationship described earlier.

At June 30, 2006, the Bank could have drawn upon $8.5 million unsecured Federal funds borrowing facilities from other financial institutions; no amounts were outstanding under these facilities. The Company believes its levels of liquidity and capital are adequate to conduct the business of the Company and Bank.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At June 30, 2006, the Bank was in full compliance with these guidelines, as follows:

	Capital Adequacy Ratios
	June 30, 2006		December 31, 2005
	Company	Bank	Company	Bank
Total Capital to risk-weighted Assets	21.8%	17.7%	22.5%	18.0%
Tier I Capital to risk-weighted Assets	20.5%	16.4%	21.2%	16.8%
Tier I Capital to average assets	18.2%	14.5%	17.3%	13.7%

ITEM 3 – CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Bank’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

In the ordinary course of its business, the Company may become involved in routine legal proceedings.  At June 30, 2006, there were no pending, or to the knowledge of the Company, threatened legal proceedings.

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds

(a)       Sales of Unregistered Securities.  None

(b)      Use of Proceeds.  Not applicable.

(c)       Small Business Issuer Purchases of Securities.  None

Item 3.  Default upon Senior Securities.  None

Item 4 - Submission of Matters to a Vote of Security Holders

On April 19, 2006 the Annual Meeting of the Shareholders of the Company was held for the following purposes:

1.                  To elect three (3) directors to serve for three (3) year terms until the 2009 Annual Meeting of Shareholders and until their successors are duly elected and qualified, and one (1) director, appointed to the Board during 2005 to fill a vacancy, to serve until the 2008 Annual Meeting of Shareholders and until his successor is duly elected and qualified;

2.                  To ratify the appointment of Trice Geary & Myers LLC as the auditors for the Company.

The votes for the election of Alvin R. Maier as director to serve until 2009 were as follows:

For:	1,534,695
Withheld:	0
Broker non-votes	0

Mr. Maier passed away on April 2, 2006. On July 20, 2006, the resulting vacancy was filled by the appointment by the Board of Directors of George C. Shenk, Jr., to serve until the 2009 Annual Stockholders’ Meeting, subject to election by the shareholders at the 2007 Annual Meeting.

The votes for the election of Robert R. Mitchell as director to serve until 2009 were as follows:

For:	1,534,695
Withheld:	0
Broker non-votes	0

The votes for the election of Richard J. Morgan to serve as director until 2009 were as follows:

For:	1,531,195
Withheld:	3,500
Broker non-votes	0

The votes for the election of Jerome A. Watts to serve as director until 2008 were as follows:

For:	1,534,695
Withheld:	0
Broker non-votes	0

In addition to the above, the following directors continued in office after the meeting: Milton D. Jernigan II, Edward B. Howlin, Jr., Charles L. Hurtt, Jr., John A. Richardson and Lamont Thomas.

The votes for the ratification of the appointment of Trice Geary & Myers LLC as the Company’s independent auditors were as follows:

For:	1,528,573
Withheld:	5,000
Abstain:	1,122
Broker non-votes	0

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

(1)                                  Incorporated by reference to exhibit of the same number filed with the Company’s Registration Statement on Form SB-2, as amended, (File No. 333-91817)

(2)                                  Incorporated by reference to exhibit 10(b) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

(3)                                  Incorporated by reference to exhibits 10(c) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

(4)                                  Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119988).

(5)                                  Incorporated by reference to Exhibits 99(b) and 99(d) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCEFIRST BANCORP, INC.

Date: August 7, 2006	By:	/s/ Richard J. Morgan
Richard J. Morgan, President and Chief Executive Officer

Date: August 7, 2006	By:	/s/ Lamont Thomas
Lamont Thomas, Executive Vice President and Chief Financial Officer