Form 10QSB
period 2006-09-30
COMMERCEFIRST BANCORP INC
filed 2006-10-31
CIK 1098813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Check whether the issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of October 30, 2006, there were 1,803,583 shares of the issuer’s common stock, $0.01 par value, outstanding.

Transitional Small Business Disclosure Format:             Yes  ☐  No  ☒

CommerceFirst Bancorp, Inc.

FORM 10-QSB

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2006 and  December 31, 2005

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$3,961,836	$3,625,647
Federal funds sold	11,421,602	20,671,899
Cash and cash equivalents	15,383,438	24,297,546
Investment securities available-for-sale, at fair value	4,951,642	10,873,547
Federal Reserve Bank stock, at cost	405,000	402,450
Atlantic Central Bankers Bank stock, at cost	37,000	37,000
Maryland Financial Bank stock, at cost	25,000	25,000
Loans, less allowance for credit losses of $1,840,108 (2006) and $1,615,108 (2005)	90,323,885	75,043,570
Loans held for sale	771,900	323,066
Premises and equipment, at cost, less accumulated depreciation	562,484	164,385
Accrued interest receivable	453,097	406,854
Deferred tax asset	725,117	651,837
Other assets	442,633	319,694

Total Assets	$114,081,196	$112,544,949

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$18,740,701	$17,930,847
Interest-bearing	71,524,961	70,236,500
Total deposits	90,265,662	88,167,347
Securities sold under agreements to repurchase	4,806,414	6,010,222
Accrued interest payable on deposits	105,604	58,912
Other liabilities	570,525	945,394
Total Liabilities	95,748,205	95,181,875

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01, authorized 4,000,000 shares; issued and outstanding 1,803,583 shares	18,036	18,036
Surplus	17,683,450	17,683,450
Undivided profits/(Accumulated deficit)	667,653	(272,375)
Accumulated other comprehensive loss	(36,148)	(66,037)
Total Stockholders’ Equity	18,332,991	17,363,074
Total Liabilities and Stockholders’ Equity	$114,081,196	$112,544,949

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income on:
Commercial and industrial loans, including fees	$1,057,831	$764,760	$2,901,579	$2,074,588
Real estate secured loans, including fees	882,501	535,159	2,467,529	1,388,662
U.S. Treasury securities	42,815	85,576	188,874	190,336
Other investments	6,075	5,836	19,012	14,921
Federal funds sold	107,437	100,061	231,663	269,916
Total interest income	2,096,659	1,491,392	5,808,657	3,938,423
Interest expense on:
Deposits	709,385	377,030	1,826,229	936,061
Securities sold under agreements to repurchase	29,878	9,828	79,556	20,665
Short-term borrowings	—	—	3,876	—
Total interest expense	739,263	386,858	1,909,661	956,727
Net interest income	1,357,396	1,104,534	3,898,996	2,981,696
Provision for credit losses	45,000	90,000	225,000	270,000
Net interest income after provision for credit losses	1,312,396	1,014,534	3,673,996	2,711,696
Other income:
Gains on sales of SBA loans	123,844	168,924	215,046	223,219
Service charges	77,125	79,074	247,289	228,326
	200,969	247,998	462,335	451,545
Other expenses:
Salaries and benefits	583,635	407,296	1,633,379	1,166,737
Legal and professional	15,715	28,030	117,481	78,871
Loan collection expenses	5,219	26,450	15,519	18,811
Rent and occupancy	87,143	65,632	226,243	188,274
Marketing and business development	31,004	13,465	78,920	36,570
Insurance	12,609	9,600	31,665	24,353
Data processing	18,238	16,318	60,112	53,260
Support services	34,313	36,525	121,591	128,993
Correspondent services charges	4,841	9,129	22,321	27,709
Office supplies	20,483	10,335	67,783	28,017
SBA interest strip amortization	6,616	6,442	54,854	17,108
Depreciation and amortization	34,746	15,634	73,755	66,720
Other expenses	59,862	33,253	145,805	98,159
Total other expenses	914,424	678,108	2,649,428	1,933,581
Income before income taxes	598,941	584,424	1,486,903	1,229,660
Federal and state income tax expense	228,126	234,265	546,874	492,265
Net income	$370,815	$350,159	$940,029	$737,395
Basic income per share of common stock	$0.20	$0.19	$0.52	$0.46
Diluted income per share of common stock	$0.19	$0.19	$0.51	$0.46
Basic average common shares outstanding	1,803,583	1,803,583	1,803,583	1,595,095
Diluted average common shares outstanding	1,847,426	1,829,431	1,846,126	1,617,325

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Three- and Nine-Month Periods Ending September 30, 2006 and 2005

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	$370,815	$350,159	$940,029	$737,395

Other comprehensive income (loss), net of tax:

Unrealized holding gains (losses) on securities available-for-sale during the period, net of deferred taxes	23,322	(14,958)	29,889	(23,169)

Comprehensive income	$394,137	$335,201	$969,918	$714,226

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2006 and 2005

	Nine Months
	Ended
	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$940,029	$737,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	40,901	27,226
Provision for credit losses	225,000	270,000
Provision for losses on unfunded commitments	4,500	4,500
(Increase) decrease in deferred income taxes	(88,632)	483,000
Change in assets and liabilities:
Increase in accrued interest receivable	(46,242)	(54,758)
Increase in loans held for sale	(448,834)	—
Increase in other assets	(122,940)	(90,040)
Increase in accrued interest payable	46,693	11,909
(Decrease) increase in other liabilities	(379,371)	339,749

Net cash provided by operating activities	171,104	1,728,982

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(8,935,112)
Maturities of available-for-sale securities	6,000,000	3,000,000
Purchase of FRB stock	(2,550)	(195,900)
Increase in loans, net	(15,505,314)	(20,486,640)
Purchases of premises and equipment	(471,854)	(30,947)

Net cash used by investing activities	(9,979,718)	(26,648,599)

Cash flows from financing activities:
Increase (decrease) in non-interest bearing deposits	809,854	(422,907)
Increase in time deposits, net	1,288,461	12,165,964
(Decrease) increase in securities sold under agreements to repurchase, net	(1,203,809)	46,288
Issuance of common stock	—	10,303,997
Costs of raising capital	—	(709,744)
Net cash provided by financing activities	894,506	21,383,597
Decrease in cash and cash equivalents	(8,914,108)	(3,536,021)
Cash and cash equivalents, beginning of period	24,297,546	17,398,902

Cash and cash equivalents, end of period	$15,383,438	$13,862,881
Supplemental Cash Flow Information:
Interest payments	$1,862,969	$944,818
Total increase (decrease) in unrealized appreciation (depreciation) on available-for-sale securities	$45,241	$(35,105)

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

The financial data at December 31, 2005 are derived from audited consolidated financial statements that are included in the Company’s Annual Report for the year ended December 31, 2005.  The financial data at September 30, 2006 and 2005 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.

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

Accounting Policies:

The Company adopted SFAS 123R effective January 1, 2006.  See Note 4 Stock Based Compensation for additional details.

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

Note 4. Stock-Based Compensation

The Company applies SFAS 123R Share-Based Payments.  This pronouncement eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.  SFAS 123R is effective for the Company on January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The requisite service period was fully rendered by all participants by December 31, 2004; as such this pronouncement has not had an impact on the Company. However, if additional options are issued in the future, the Company may expect to recognize additional pre-tax compensation costs.

Note 5. Related Party Transactions

The Company paid $7,252 during the first nine months of 2006 for legal expenses to a law firm of which the Chairman of the Board of the Company and the Bank is also a principal.

The Company paid $57,358 during the first nine months of 2006 for support services and equipment to a computer-consulting firm of which a Director of the Bank is also a principal.

The Company also paid $125,879 during the first nine months of 2006 for various group insurance benefits for which a Director of the Bank will ultimately receive commission compensation.

Executive officers, directors and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business.  These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers.  They do not involve more than normal risk of collectibility or present other unfavorable terms. At September 30, 2006 the amounts of such loans outstanding were $5,902,006.

Deposit balances of executive officers, directors and their affiliated interests totaled $10,236,327 at September 30, 2006. Affiliated interests of directors also held $745,604 in securities sold under agreements to repurchase at September 30, 2006.

Note 6. Commitments and contingencies

Financial instruments:

The Bank is a party to financial instruments in the normal course of business to meet the financing needs of its customers.  These financial instruments typically include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Outstanding unused lines of credit as of September 30, 2006 are as follows:

Loan commitments:
Commercial	$8,511,036
Unused lines of credit:
Commercial lines	$20,350,182
Letters of Credit	$859,201

Material commitments:

The Bank has entered into contracts totaling $ 125,150 through October 13, 2006 for various data processing services and equipment.

Lease commitments:

The Bank has entered into operating leases for its branch locations in Glen Burnie and Columbia, Maryland as follows:

Location	Term	Renewal Options	Annual Rent	Rental Escalation
BWI	5 years	one 5 year	$65,000	3%
Glen Burnie MD

Old Dobbin Lane	10 years	one 5 year	$60,700	3%
Columbia MD

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

The Bank opened its fourth banking office, and first in Howard County, in Columbia, Maryland on August 10, 2006. The Bank operates from its headquarters in Annapolis, Maryland and from previously opened banking offices in Lanham and Glen Burnie, Maryland.

1. RESULTS OF OPERATIONS.

General. The Company reported a net profit of $940 thousand for the nine-month period ended September 30, 2006, as compared to a net profit of $737 thousand for the nine-month period ended September 30, 2005. The Company reported a net profit of $371 thousand for the three-month period ended September 30, 2006 as compared to a net profit of $350 thousand for the three-month period ended September 30, 2005. These results are attributed exclusively to the results of operations of the Bank and are in line with management’s expectations.

Return on Average Assets and Average Equity. The following table shows the return on average assets and average equity for the period shown.

	Return on average assets and average equity
	Nine months ended		Year ended
	September 30		December 31
(Dollars in thousands)	2006	2005	2005

Return on Average Equity	7.02%	6.75%	6.76%
Return on Average Earning Assets	1.26%	1.19%	1.19%
Ratio of Average Equity to Average Assets	17.47%	17.00%	17.05%

Net Interest Income and Net Interest Margin. Net interest income is the difference between interest earned on various assets (principally loans and investments) and interest expense incurred to attract and retain deposits (principally money market deposit accounts and certificates of deposit) and other funding (principally repurchase agreements) used to support those assets. Additional sources of funding include capital and non-interest-bearing demand deposits, and, to a lesser extent, NOW accounts and savings accounts. The net interest income for the nine-month period ended September 30, 2006 was $3.90 million as compared to $2.98 million for the nine-month period ended September 30, 2005. The net interest income for the three-month period ended September 30, 2006 was $1.36 million as compared to $1.10 million for the same period in 2005. Total interest income for the nine-month period ended September 30, 2006 was $5.81 million as compared to $3.94 million for the same period in 2005. Total interest income for the three-month period ended September 30, 2006 was $2.10 million as compared to $1.49 million for the same period in 2005. Total interest expenses for the nine-month periods ended September 30, 2006 and 2005 were $1.91 million and $957 thousand, respectively. Total interest expenses for the three-month periods ended September 30, 2006 and 2005 were $739 thousand and $387 thousand, respectively.  The increase in net interest income is principally the result of increased balances of earning assets, an increase in the average net interest margin, and a higher proportion of earning assets in loans as opposed to investment securities and Federal funds sold.

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

Net interest margin was 5.24% in the first nine months of 2006, as compared to 4.82% in the comparable period in 2005. Interest spread was 4.03% in the first nine months of 2006, essentially equal to the 4.02% recorded in the first nine months of 2005. The increase in margin reflects the increased percentage of assets in higher yielding loans, and increased yield on all categories of earning assets. The Bank expects that loan growth in the remainder of 2006 will have a positive impact on net interest income, although there can be no assurance of this. Competitive pressures have resulted in rates on deposits increasing more rapidly than rates on earning assets, and this may continue in future periods. The average yield on earning assets for the nine month period ended September 30, 2006 increased 144 basis points, or 22%, as compared to the average yield recorded during the same period in 2005. However, the average rate paid on interest bearing liabilities increased 143 basis points, or 61%, during the comparable nine month periods in 2006 and 2005.

	Consolidated Average Balances, Yields and Rates
	Nine Months Ended
	September 30, 2006			September 30, 2005
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Total loans(1)/	$84,944	5,369	8.45%	$60,866	3,463	7.61%
Investment securities(2)/	8,053	208	3.45%	9,217	205	2.98%
Federal funds sold	6,470	232	4.79%	12,579	270	2.87%
TOTAL INTEREST-EARNING ASSETS	$99,467	5,809	7.81%	$82,663	3,938	6.37%

Less allowance for credit losses	(1,738)			(1,348)
Cash and due from banks	3,038			3,211
Premises and equipment, net	264			169
Other assets	1,446			1,244
TOTAL ASSETS	$102,477			$85,939

LIABILITIES AND STOCK-HOLDERS’ EQUITY
Interest-bearing demand deposits	$1,628	18	1.46%	$2,105	7	0.41%
Money market deposit accounts	18,944	465	3.28%	15,320	162	1.41%
Savings	395	3	0.98%	485	2	0.42%
Certificates of deposit	42,295	1,340	4.24%	33,465	766	3.06%
Repurchase agreements	4,344	83	2.57%	2,966	21	0.93%
TOTAL INTEREST-BEARING LIABILITIES	$67,606	1,910	3.78%	$54,341	957	2.35%

Non-interest-bearing demand deposits	$16,159			$16,547
Other liabilities	810			452
Stockholders’ equity	17,902			14,599
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,477			$85,939

Net interest income		$3,899			$2,982

Net interest spread			4.03%			4.02%

Net interest margin			5.24%			4.82%

(1)/ Interest income on loans includes net fees of $81 thousand in 2006 and $97 thousand in 2005.

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

For the nine-month period ended September 30, 2006, gains on sales of SBA loans amounted to $215 thousand as compared to $223 thousand for the same period in 2005.  For the three month period ended September 30, 2006, gains on sales of SBA loans amounted to $124 thousand as compared to $169 thousand for the same period in 2005. Generally, the Bank intends to sell the guaranteed portion of most additional SBA loans resulting in a continuing stream of income that may vary significantly from quarter to quarter, depending in part upon the amounts actually sold.

For the nine-month period ended September 30, 2006, deposit account service charges amounted to $247 thousand as compared to $228 thousand for the same period in 2005. For the three-month period ended September 30, 2006, deposit account service charges amounted to $77 thousand as compared to $79 thousand for the same period in 2005.

As the Bank continues to develop these and additional sources of income, it is expected that non-interest income will continue to be a significant contributor to the overall profitability of the Company, although there can be no assurance of this.

Non-Interest Expense. Non-interest expense totaled $2.65 million for the nine-month period ended September 30, 2006 as compared to $1.93 million for the same period in 2005. In each period, salary and benefit expense was the largest component: $1.63 million and $1.17 million in 2006 and 2005, respectively. Non-interest expense totaled $914 thousand for the three-month period ended September 30, 2006 as compared to $678 thousand for the same period in 2005. In each period, salary and benefit expense was the largest component: $584 thousand and $407 thousand in 2006 and 2005, respectively. The increases are attributable to additional personnel related to the Bank’s branch expansion, to other expenses related to that expansion including marketing efforts and office supplies, and to salary increases. These amounts are in line with projections and are deemed necessary to attract and retain qualified personnel essential to the growth and continued profitability of the Bank and the Company.

Income Tax Expense. During the nine-month period ended September 30, 2006, the Company recorded an income tax expense of $547 thousand. During the three-month period ended September 30, 2006, the Company recorded income tax expense of $228 thousand. During the nine-month period ended September 30, 2005, the Company recorded an income tax expense of $492 thousand. During the three-month period ended September 30, 2005, the Company recorded income tax expense of $234 thousand.

2. FINANCIAL CONDITION.

General. The Company’s assets at September 30, 2006 were $114 million, an increase of $1.6 million or 1.5%, from December 31, 2005, and an increase of $15.7 million or 16.2% from $98.4 million at September 30, 2005.  At September 30, 2006, gross loans including loans held for sale totaled $93.0 million, principally commercial term loans and lines of credit ($45.9 million) and real estate secured term loans ($47.1 million). By comparison, at December 31, 2005, gross loans totaled $77.0 million, principally commercial term loans and lines of credit ($38.2 million) and real estate secured term loans ($38.5 million), and at September 30, 2005 gross loans totaled $73.6 million, principally commercial term loans and lines of credit ($37.8 million) and real estate secured term loans ($35.8 million). At September 30, 2006, deposits totaled $90.3 million, principally certificates of deposit ($49.9 million), money market deposit accounts ($17.3 million), and demand deposits ($18.7 million). By comparison, deposits at December 31, 2005 totaled $88.2 million, principally certificates of deposits ($40.7 million), demand deposits ($17.9 million) and money market deposit accounts ($17.2 million), and at September 30, 2005 deposits totaled $77.5 million, principally certificates of deposit ($38.0 million), money market deposit accounts ($12.6 million), and demand deposits ($20.3 million). A significant additional funding source is provided by the securities sold under agreement to repurchase program. At September 30, 2006, balances in this program totaled $4.8 million in comparison to $6.0 million at December 31, 2005 and $3.1 million at September 30, 2005. At September 30, 2006, December 31, 2005 and September 30, 2005, respectively, non-performing assets of approximately $895 thousand, $592 thousand and $598 thousand were in non-accrual status.  Federal funds sold totaled $11.4 million at September 30, 2006 as compared to $20.7 million on December 31, 2005 and $9.6 million at September 30, 2005. The essentially flat level in total assets since December 31, 2005 principally relates to the absorption of the expected withdrawal of funds by a deposit concentration relationship as more fully described in the Company’s Annual Report for 2005 and the subsequent replacement of those funds without incurring a concentration exposure, and to seasonal fluctuations in several large relationships.  The decline in federal funds sold is primarily a result of that withdrawal and loan growth of over $16 million.  Investments (U.S. Treasury securities) were $4.9 million at September 30, 2006 as compared to $10.9 million at December 31, 2005 and $10.9 million at September 30, 2005. The decrease in Treasury securities reflects the decision of management to utilize $6 million in maturing securities to fund loan growth and to enhance liquidity.

Loan Portfolio.  The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income.  At September 30, 2006, gross loans including loans held for sale were $93.0 million, a 20.8% increase from the $77.0 million in loans outstanding at December 31, 2005 and a 26.4% increase from the $73.6 million outstanding at September 30, 2005. In general, loans consist of internally generated loans and participation loans purchased from other local community banks.  Lending activity is confined to our market area. The strong growth is attributable to the satisfactory culmination of efforts to attract quality credits; there has been no dilution of credit underwriting standards. The Bank does not engage in foreign lending activities. The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

	Composition of loan portfolio
	September 30, 2006		December 31, 2005		September 30, 2005
		Percentage		Percentage		Percentage
(Dollars in thousands)	Balance	total loans	Balance	total loans	Balance	total loans
Commercial	$45,929	49.37%	$38,555	50.03%	$37,786	51.33%
Real estate - commercial mortgage	47,108	50.63%	38,516	49.97%	35,822	48.67%
Gross loans	93,037	100.00%	77,071	100.00%	73,608	100.00%
Less allowance for credit losses	(1,840)		(1,615)		(1,535)
Less unearned fees	(101)		(89)		(80)
Loans, net	$91,096		$75,367		$71,993

The following table shows the interest rate sensitivity of the loan portfolio at September 30, 2006. Demand loans, loans without a stated maturity and overdrafts are reported as due in one year or less. Floating rate loans are reported to reflect the period until re-pricing. At September 30, 2006, the total amount of loans due after one year but less than five years with fixed rates of interest was approximately $39 million.

	Interest rate sensitivity of loan portfolio
	One Year	After One Year	After Five
(Dollars in thousands)	or Less	through Five Years	Years	Total
Fixed (commercial)	$5,186	$9,749	$—	$14,935
Fixed (real estate)	7,627	29,477	96	37,200

Floating (commercial)	30,994	—	—	30,994
Floating (real estate)	9,908	—	—	9,908
	$53,715	$39,226	$96	$93,037

Provision for Credit Losses. The provision for credit losses represents the expense recognized to fund the allowance for credit losses. Provision expense of $225 thousand was recorded in the first nine months of 2006, as compared to $270 thousand recorded in the same period in 2005. At September 30, 2006, the allowance for credit losses stood at $1.8 million, or 1.98% of outstanding gross loans, as compared to $1.5 million or 2.10% of gross loans at December 31, 2005. Of the $1.8 million at September 30, 2006, general reserves were $1.04 million and specific reserves were $799 thousand.

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

Based principally on current economic conditions, perceived asset quality, loan-loss experience of comparable institutions in the Company’s market area and a strong capital position, the allowance is believed to be adequate as of September 30, 2006.

The activity in the allowance for credit losses is shown in the following table. All charge offs and recoveries relate to commercial loans.

	Allowance for credit losses
(Dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2005

Balance at beginning of year	$1,615	$1,154	$1,154
Provision for credit losses	225	360	270
Loans charged off	—	(15)	—
Recoveries	—	116	111
Balance at end of period	$1,840	$1,615	$1,535

Additionally, the Bank has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At September 30, 2006, the balance of this reserve was $34.5 thousand. The reserve is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

Asset Quality. In its lending activities, the Bank seeks to develop sound credits with customers who will grow with the Bank. There has not been an effort to rapidly build the portfolio and earnings at the sacrifice of asset quality.  At the same time, the extension of credit inevitably carries some risk of non-payment (see Provision for Credit Losses).

The following table shows an analysis of nonperforming assets at the dates indicated:

	Analysis of nonperforming assets
(Dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Nonaccrual loans
Commercial	$895	$592	$598
Accrual loans - Past due 90 days or more	—	—	—
Real estate owned	—	—	—
Total nonperforming assets	$895	$592	$598

At September 30, 2006, the Bank had five loans totaling $895 thousand to three unrelated entities in non-accrual status as compared to two unrelated loans totaling $592 thousand in non-accrual status at December 31, 2005.

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

•                  The second relationship has two loans totaling $267 thousand. One of these loans in the amount of $245 thousand is the unguaranteed portion of a Small Business Administration loan originally in the amount of $1 million, the guaranteed portion of which was sold in 2005. This loan is secured by assignment of certain business assets, by real estate and by personal guarantees of the principals. The second loan in the amount of $22 thousand is secured by a lien on a commercial vehicle. Collection proceedings have started and the Bank has established specific reserves of $133 thousand for these two loans.

•                  The third relationship has two loans totaling $45 thousand. One loan in the amount of $20 thousand is the unguaranteed portion of a Small Business Administration loan originally in the amount of $150 thousand, the guaranteed portion of which was sold in 2005.  The second loan is in the amount of $25 thousand. Both loans are secured by assignment of certain business assets and by personal guarantees of the principals. Collection proceedings have started and the Bank has established specific reserves of $22 thousand for these loans.

At September 30, 2006, there were five commercial loans to three (two related) entities totaling $392 thousand considered to be potential problem loans.

•                  The first relationship has two loans totaling $264 thousand. One of these loans in the amount of $105 thousand carries a 75% Small Business Administration guarantee. The other loan, in the amount of $159 thousand, is secured by real estate and by assignment of all business assets. Both of these loans are current and are in accrual status. Specific reserves of $110 thousand have been allocated for these two loans.

•                  The second relationship has three loans totaling $128 thousand.  All three loans are secured by assignment of all business assets and by personal guarantees of the principals. All three loans are current and are in accrual status. Specific reserves of $64 thousand have been allocated for these three loans. One of the principals also guarantees the third relationship noted above in the non-accrual narrative.

At September 30, 2006, there were two unrelated commercial loans totaling $101 thousand which are not considered potential problem loans and are generally well secured by collateral, but which exhibit characteristics that warrant closer scrutiny and attention than would otherwise be appropriate. Specific reserves of $44 thousand have been allocated to these two loans. For these purposes, a “potential problem loan” is defined as a loan which is not included in the past due, non-accrual or restructured categories but for which known information about possible credit problems causes management to have serious doubts as to the ability of the borrower to comply with the present repayment terms.

At September 30, 2006 there were two additional accrual loans totaling $87 thousand past due thirty days or more, and no real estate owned. Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. During 2006, there were no amounts included in gross interest income attributable to loans in non-accrual status.

Investment Portfolio. At September 30, 2006, the carrying value of the investment securities portfolio was $4.9 million as compared to carrying value of $10.9 million at December 31, 2005. As noted earlier, the decrease is attributable to the management decision to utilize $6 million in maturing Treasury securities to fund loan commitments and to supplement liquidity. The Bank currently classifies its entire securities portfolio as available for sale. Increases in the portfolio will occur whenever deposit growth outpaces loan demand and the forecast for growth is such that the investment of excess liquidity in investment securities (as opposed to short term investments such as Federal Funds) is warranted. In general, our investment policy is to acquire direct U.S. Treasury securities and fully guaranteed U.S. government agency issues with a remaining maturity of four years or less. As the Bank develops its loan portfolio, it anticipates that it will maintain the average maturity of the securities portfolio at two years or less. In addition, the Bank will purchase Federal Reserve stock in accordance with regulation and expects to maintain small equity positions in two banker’s banks to facilitate loan participations.

The following table provides information regarding the composition of the Bank’s investment securities portfolio at the dates indicated.

	Composition of the investment portfolio
(Dollars in thousands)	September 30, 2006		December 31, 2005		September 30, 2005
Available for Sale		Percent		Percent		Percent
(at Estimated Market Value)	Balance	of Total	Balance	of Total	Balance	of Total
U.S. Treasuries	$4,952	91.38%	$10,874	95.90%	$10,918	96.01%
Federal Reserve Stock	405	7.47%	402	3.55%	392	3.44%
Corporate equities	62	1.14%	62	0.55%	62	0.55%
Total	$5,419	100.00%	$11,338	100.00%	$11,372	100.00%

3. LIQUIDITY AND CAPITAL RESOURCES.

The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. The Bank’s principal sources of funds for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits, and the payment for checks drawn upon it. The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions and Federal funds sold. The levels of such assets are dependent on the Bank’s lending, investment and operating activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and loan demand, both current and anticipated. At September 30, 2006, the Bank’s cash and cash equivalents totaled $15.4 million, a decrease of $8.9 million from December 31, 2005, primarily a result of strong loan growth coupled with the anticipated withdrawal by the deposit concentration relationships described earlier.

At September 30, 2006, the Bank could have drawn upon $8.5 million unsecured Federal funds borrowing facilities from other financial institutions; no amounts were outstanding under these facilities. The Company believes its levels of liquidity and capital are adequate to conduct the business of the Company and Bank.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At September 30, 2006, the Bank was in full compliance with these guidelines, as follows:

	Capital Adequacy Ratios
	September 30, 2006		December 31, 2005
	Company	Bank	Company	Bank
Total Capital
to risk-weighted Assets	20.2%	16.5%	22.5%	18.0%
Tier I Capital
to risk-weighted Assets	18.9%	15.2%	21.2%	16.8%
Tier I Capital
to average assets	17.3%	13.9%	13.9%	13.7%

Item 3 – Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Bank’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

In the ordinary course of its business, the Company may become involved in routine legal proceedings.  At September 30, 2006, there were no pending, or to the knowledge of the Company, threatened legal proceedings.

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds. Not applicable.

(c) Small Business Issuer Purchases of Securities.	None

Item 3 – Defaults Upon Senior Securities	None

Item 4 - Submission of Matters to a Vote of Security Holders	None

Item 5 – Other Information

(a) Information Required to be Reported on Form 8-K.	None

(b) Changes in Security Holder Nomination Procedures.	None

Item 6 - Exhibits

Exhibit No.	Description of Exhibits

3(a)	Certificate of Incorporation of the Company, as amended (1)
3(b)	Bylaws of the Company (1)
10(a)	Employment Agreement between Richard J. Morgan and the Company (2)
10(b)	Employment Agreement between Lamont Thomas and the Company (3)
10(c)	2004 Non Incentive Option Plan (4)
11	Statement Regarding Computation of Per Share Income
21	Subsidiaries of the Registrant

The sole subsidiary of the Registrant is CommerceFirst Bank, a Maryland chartered commercial bank.

31(a)	Certification of Richard J. Morgan, President and CEO
31(b)	Certification of Lamont Thomas, Executive Vice President and CFO
32(a)	Certification of Richard J. Morgan, President and Chief Executive Officer
32(b)	Certification of Lamont Thomas, Executive Vice President and Chief Financial Officer
99(a)	Amended and Restated Organizers Agreement (5)

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

CommerceFirst Bancorp, Inc.

Date: October 30, 2006	By:	/s/ Richard J. Morgan
Richard J. Morgan, President and Chief Executive Officer

Date: October 30, 2006	By:	/s/ Lamont Thomas
Lamont Thomas, Executive Vice President and Chief Financial Officer