Form 10KSB
period 2006-12-31
COMMERCEFIRST BANCORP INC
filed 2007-03-16
CIK 1098813

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File No.:  000-51104

CommerceFirst Bancorp, Inc.

(Name of Small Business Issuer in its Charter)

Maryland	52-2180744
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1804 West Street, Annapolis MD	21401
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number:  410-280-6695

Securities registered under Section 12(b) of the Act: Common Stock, $0.01 par value

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes  ☐  No  ☒.

Check whether the Issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒.

The issuer’s revenues for the fiscal year ended December 31, 2006 were approximately $8,839,000.

The aggregate market value of the outstanding Common Stock held by non-affiliates as of March 9, 2007 was approximately $20,509,000.

As of March 12, 2007, the number of outstanding shares of the Common Stock, $0.01 par value, of CommerceFirst Bancorp, Inc. was 1,803,583.

Transitional Small Business Disclosure Format  Yes  ☐  No  ☒.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are hereby incorporated by reference in this Form 10-KSB:  the Company’s Annual Report to Shareholders for the Year Ended December 31, 2006—Part II ; the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2007—Part III.

PART I

ITEM 1.  Description of Business.

CommerceFirst Bancorp, Inc. (the “Company”) was incorporated under the laws of the State of Maryland on July 9, 1999, to serve as the bank holding company for a newly formed Maryland chartered commercial bank.  The Company was formed by a group of local businessmen and professionals with significant prior experience in community banking in the Company’s market area, together with an experienced community bank senior management team. The Company’s sole subsidiary, CommerceFirst Bank (the “Bank”), a Maryland chartered commercial bank and member of the Federal Reserve System, commenced banking operations on June 29, 2000.

The Bank operates from its headquarters in Annapolis, Maryland, and from branch offices in Lanham (opened in September 2004), Glen Burnie (opened in June 2006), and Columbia (opened in August 2006), Maryland.  In January 2007, regulatory approval to open the Bank’s fifth banking office, to be located in Severna Park, Maryland, was received.  The new office is expected to open in the second quarter of 2007.  The Bank expects that it will seek to open additional branch offices in Anne Arundel, Prince George’s and Howard Counties and possibly neighboring counties in locations with high concentrations of business customers.  The goal is to establish an average of at least one additional branch per year over the next three to five years.  It is the plan to continue to expand the banking franchise by selectively opening additional branches, and by attracting additional experienced lending officers to build the customer base within our target market area.  The Bank believes it is well positioned to continue to grow assets and increase shareholder value while maintaining loan quality and individualized customer service. There can be no assurance that the Bank will open any additional branches in its market area, the timing of any branch development, that any branch will be profitable, or that branching activity will add to shareholder value.

The Bank operates as a community bank alternative to the super-regional financial institutions that dominate its primary market area. The cornerstone of the Bank’s philosophy is to provide superior, individualized service to its customers.  The Bank focuses on relationship banking, providing each customer with a number of services, familiarizing itself with, and addressing itself to, customer needs in a proactive, personalized fashion.

Description of Services.  The Bank offers full commercial banking services to its business and professional clients. The Bank emphasizes providing commercial banking services to sole proprietorships, small and medium-sized businesses, partnerships, corporations, and non-profit organizations and associations in and near the Bank’s primary service area.  Limited retail banking services are offered to accommodate the individual needs of commercial customers as well as members of the communities the Bank serves.

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

The Bank has developed an expertise in making loans under the guarantee programs of the SBA. The Bank currently expects that it will sell the guaranteed portion of SBA loans to secondary market investors as soon as possible after funding, while retaining the uninsured portion. The sale of the guaranteed portion of such loans is expected to result in gains, and the Bank expects to receive fees for servicing the loans.  SBA guaranteed loans are subjected to the same underwriting standards applied to other loans.

The direct lending activities in which the Bank engages each carries the risk that the borrowers will be unable to perform on their obligations.  As such, interest rate policies of the Federal Reserve Board and general economic conditions, nationally and in the Bank’s primary market area, have a significant impact on the Bank’s and the Company’s results of operations.  To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full in a timely manner, resulting in decreased earnings or losses to the Bank.  To the extent the Bank makes fixed rate loans, general increases in interest rates will tend to reduce the Bank’s spread as the interest rates the Bank must pay for deposits increase while interest income is flat.  Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.

Deposit services include business and personal checking accounts, NOW accounts, savings accounts, and a tiered Money Market Account basing the payment of interest on balances on deposit.  Certificates of Deposits are offered using a tiered rate structure and various maturities.  The acceptance of brokered deposits in limited amounts is utilized when deemed appropriate by management in order to have available funding sources for loans and investments.

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

Source of Business.  Management believes that the market segments which the Bank targets, small to medium sized businesses and the professional base of the Bank’s market area, demand the convenience and personal service that a smaller, independent financial institution such as the Bank can offer.  It is these themes of convenience and personal service that form the basis for the Bank’s business development strategies.  The Bank provides services from its strategically located main office in Annapolis, Maryland, and from its branch offices in Lanham, Glen Burnie and Columbia, Maryland. It believes these locations meet the needs of the Bank’s existing and potential customers, and provide prospects for additional growth and expansion.  Subject to obtaining necessary regulatory approvals, capital adequacy, the identification of appropriate sites, then current business demand and other factors, the Company plans for the Bank to consider establishment of additional branch offices.  There can be no assurance that the Bank will establish any additional branches or that any branch will be profitable.  The Bank opened two branches in 2006, one in Glen Burnie, Maryland in the second quarter, and one in Columbia, Maryland in the third quarter.

The Bank has capitalized upon the extensive business and personal contacts and relationships of its Directors and Executive Officers to establish the Bank’s initial customer base.  To introduce new customers to the Bank, reliance is placed on aggressive officer-originated calling programs and director, customer and shareholder referrals.

The risk of nonpayment (or deferred payment) of loans is inherent in commercial banking.  The Bank’s marketing focus on small to medium-sized businesses may result in the assumption by the Bank of certain lending risks that are different from those attendant to loans to larger companies.  Management of the Bank carefully evaluates all loan applications and attempts to minimize its credit risk exposure by use of thorough loan application, approval and monitoring procedures; however, there can be no assurance that such procedures can significantly reduce such lending risks.

Employees

At December 31, 2006 the Bank employed 29 full time equivalents, two of whom as executive officers. The Chairman of the Board, an attorney in private practice, devotes considerable time each month to the advancement of the Bank, principally in business development activities. The Company (as distinguished from the Bank) does not have any employees or officers who are not employees or officers of the Bank.  None of the Bank’s employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good.  The Bank provides a benefit program that includes health and dental insurance, a 401(k) plan, and life and long-term disability insurance for substantially all full time employees.

Market Area and Competition

Location and Market Area.  The main office and the headquarters are located at 1804 West Street, Annapolis, Maryland 21401.  The second office is located at 4451 Parliament Place, Lanham, Maryland 20706, and opened in the third quarter of 2004. The third office is located at 910 Cromwell Park Drive, Glen Burnie, Maryland 21061 and opened late in the second quarter of 2006. The fourth office is located at 6230 Old Dobbin Lane, Columbia, Maryland and opened in the third quarter of 2006. In December 2006, the Bank filed for regulatory permission to open a new branch office, its fifth banking office, in leased space in the Severna Park Market Center in Severna Park, Maryland.

The Company is located in one of the most dynamic regions in the United States. The Federal Government has a major direct and indirect influence on the economies, infrastructure and land use management of Washington, D.C. and the Maryland and Virginia counties surrounding Washington.  According to the State of Maryland’s Department of Business and Economic Development (the “Department”), the region is the nation’s 4th largest market — with a population of 6.9 million and a workforce of 3.4 million — and is the home to three major airports, the nation’s capital and a highly educated workforce. The regional economy is perennially strong and diverse, boasts consistently high job growth and low unemployment and is increasingly service sector and small business oriented.  Information technology, the medical industry and tourism are all major growth industries for the region.  These industries are characterized by small niche oriented enterprises that thrive on their ability to tap the highly educated workforce and abundant access to the region’s substantial communications infrastructure.

The Bank’s market strategy is to grow within the Central Maryland corridor, which consists of Anne Arundel, Prince George’s, Montgomery and Howard counties.  The Bank is currently focused on Anne Arundel, Prince George’s and Howard counties, areas which it believes have significant growth opportunities.

Anne Arundel County evolved from a bedroom community to Baltimore to be more heavily influenced by Washington growth factors.  Based on data provided by the County’s Economic Development Corporation, in the past two decades, the county has developed its own unique and diverse economy. This has occurred due to growth opportunities presented by Baltimore/Washington International Airport, which served over 20 million passengers in 2006 and has long been considered one of the State of Maryland’s prime economic engines; the National Security Agency, which has approximately 25 thousand employees; Northrop Grumman, a high-technology firm with over 7 thousand employees, the largest private sector employer in the county; the United States Naval Academy; the increasing tourism industry in the historic City of Annapolis and recently the Arundel Mills Mall. These unique attributes create attractive opportunities for small businesses to service both highly sophisticated enterprises and rapidly developing firms.  The local economy is dominated by small and mid-sized service sector enterprises.  Anne Arundel County is home to over 14 thousand businesses, 97% of which have fewer than 100 employees. The county’s economy has deep roots in Internet based services; high-technology telecommunications; product distribution, a result of proximity of goods arriving to the Port of Baltimore and BWI Airport; and technical support services.  Once home to large Maryland-based regional banks, financial services are now primarily provided by larger super-regional institutions such as Bank of America, SunTrust, Wachovia, M & T Bank and BB&T, all of which expanded into this highly attractive banking market over the past decade by acquisition. Based on data from the 2000 Census and in projected figures by the County’s Economic Development Corporation, Anne Arundel County has a population in excess of 600 thousand and provides 285 thousand civilian labor force jobs, 70% of which are in the service sector, and has a low 3.7% unemployment rate.  The mean household income of $76 thousand compares very favorably to the national average.

Prince George’s County. Relocating and expanding businesses have been increasingly attracted to Prince George’s County due to its competitively priced land and buildings, an integrated transportation system, proximity to Washington, D.C., and attractive business incentives such as the county’s Revitalization Tax Credit, a new High Technology Incentive Package, Enterprise Zone benefits and a foreign trade zone.  Increasingly restrictive land use policies in Montgomery and Anne Arundel counties have provided significant growth opportunities in Prince George’s.  The county closely mirrors Anne Arundel County with respect to small business enterprises, with 97% of the over 14 thousand employers having fewer than 100 workers, according to the Department.  Based on further data from the Department, government is also a significant influence, with 75 thousand Federal, state and county employees, led by Andrews Air Force Base, which has 17 thousand employees, and the University of Maryland which has over 11 thousand employees.  Similar to Anne Arundel County, large super-regional banking institutions have obtained additional market share in the suburban Washington market from the acquisition of many of the community banks that once existed in this area. Prince George’s County has a population of 805 thousand and an unemployment rate of 4.8%.  A favorable and accommodative business climate has helped fuel the strong housing market, with average sale prices above $300 thousand, and has attracted a highly educated workforce with an average household income of $55 thousand, according to Department figures.

Howard County. Expansion into neighboring Howard County is a natural extension of the Bank’s strategic growth plan. Howard County is situated in the heart of the corridor between Washington, D.C. and Baltimore. Howard County’s geographic location has resulted in the substantial growth of a wide variety of industries, including high-tech and life science businesses, in addition to transportation and education related activities. Accessible to I-95 and I-70, the county is located within a 20-minute drive of Baltimore/Washington International Airport and the Port of Baltimore, and serves as a bedroom community for both Baltimore and Washington DC area employers, in addition to having a strong economic base of its own. Howard County’s almost 8 thousand businesses employ about 12 thousand workers; only 250 of those businesses have more than 100 workers. Like the other counties in which the Company operates, the population and workforce of Howard County is highly educated, and income levels are favorably high.  Per capita income for 2002 in Howard County was in excess of $45 thousand, as compared to $36 thousand for Maryland as a whole and almost $31,000 nationally.

Competition.  Deregulation of financial institutions and holding company acquisitions of banks across state lines has resulted in widespread, fundamental changes in the financial services industry.  This transformation, although occurring nationwide, is particularly intense in the greater Baltimore/Washington, DC area.  In Anne Arundel, Prince George’s and Howard Counties, competition is exceptionally keen from large banking institutions headquartered outside of Maryland.  In addition, the Bank competes with other community banks, savings and loan associations, credit unions, mortgage companies, finance companies and others providing financial services.  Among the advantages that many of these institutions have over the Bank are their abilities to finance extensive advertising campaigns, maintain extensive branch networks and technology investments, and to directly offer certain services, such as international banking and trust services, which the Bank does not directly offer.  Further, the greater capitalization of the larger institutions allows for substantially higher lending limits than the Bank.  Certain of these competitors have other advantages, such as tax exemption in the case of credit unions, and lesser regulation in the case of mortgage companies and finance companies.

Regulation

The following summaries of statutes and regulations affecting bank holding companies do not purport to be complete discussions of all aspects of such statutes and regulations and are qualified in their entirety by reference to the full text thereof.

The Company.  The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, (the “Act”) and is subject to supervision by the Federal Reserve Board.  As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the Act.  The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

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

Effective on March 11, 2000, the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) allows a bank holding company or other company to certify status as a financial holding company, which allows such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions.  It also authorizes the Federal Reserve Board to determine by regulation what other activities are financial in nature, or incidental or complementary thereto. The GLB Act allows a wider array of companies to own banks, which could result in companies with resources substantially in excess of the Company’s entering into competition with the Company and the Bank.

The GLB Act made substantial changes in the historic restrictions on non-bank activities of bank holding companies, and allows affiliations between types of companies that were previously prohibited.  The GLB Act also allows banks to engage in a wider array of non-banking activities through “financial subsidiaries.”

The Bank.  The Bank, as a Maryland chartered commercial bank which is a member of the Federal Reserve System (a “state member bank”) and whose accounts will be insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum legal limits of the FDIC, is subject to regulation, supervision and regular examination by the Maryland Department of Financial Institutions and the Federal Reserve Board.  The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting stockholders.

Competition among commercial banks, savings and loan associations, and credit unions has increased following enactment of legislation that greatly expanded the ability of banks and bank holding companies to engage in interstate banking or acquisition activities.  As a result of federal and state legislation, banks in the Washington D.C./Maryland/Virginia area can, subject to limited restrictions, acquire or merge with a bank in another of the jurisdictions, and can branch de novo in any of the jurisdictions.  Additionally, legislation has been proposed which may result in non-banking companies being authorized to own banks, which could result in companies with resources substantially in excess of the Company’s entering into competition with the Company and the Bank.

Banking is a business that depends on interest rate differentials.  In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of the bank’s earnings.  Thus, the earnings and growth of the Bank will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board, which regulates the supply of money through various means including open market dealings in United States government securities.  The nature and timing of changes in such policies and their impact on the Bank cannot be predicted.

Branching and Interstate Banking.  The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks.  Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions.  Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act.

The Riegle-Neal Act authorizes the federal banking agencies to approve interstate branching de novo by national and state banks in states that specifically allow for such branching.  The District of Columbia, Maryland and Virginia have all enacted laws that permit interstate acquisitions of banks and bank branches and permit out-of-state banks to establish de novo branches.

USA Patriot Act.  Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA Patriot Act” or the “Patriot Act”, financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities.  The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers.  The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulations cannot be predicted with certainty.

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

Tier 1 Capital generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as “available for sale” in accordance with FAS 115.  Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses.  Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans.  Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans.  Off-balance sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% - 5.0% or more.  The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization.  A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement.  A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the “FDIA”) and is subject to potential termination of deposit insurance.  However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner.  The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period.  Such directive is enforceable in the same manner as a final cease-and-desist order.

Prompt Corrective Action.  Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates.  The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA.  Under the regulations, a bank shall be deemed to be: (i) “well capitalized” if it has a Total Risk Based Capital Ratio of 10.0% or more, a Tier 1 Risk Based Capital Ratio of 6.0% or more, a Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a Total Risk Based Capital Ratio of 8.0% or more, a Tier 1 Risk Based Capital Ratio of 4.0% or more and a Tier 1 Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized;” (iii) “undercapitalized” if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier 1 Risk based Capital Ratio that is less than 4.0% or a Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier 1 Risk Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

An institution that is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution.  Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution’s total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized.  Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters.  An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

A “critically undercapitalized institution” is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund.  Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership.  The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and the federal regulators agree to an extension.  In general, good cause is defined as capital that has been raised and is imminently available for infusion into the Bank except for certain technical requirements that may delay the infusion for a period of time beyond the 90 day time period.

Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals.  The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures.  These discretionary supervisory actions include: requiring the institution to raise additional capital; restricting transactions with affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate.  These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where:  (i) an institution’s obligations exceed its assets;  (ii) there is substantial dissipation of the institution’s assets or earnings as a result of any violation of law or any unsafe or unsound practice;  (iii) the institution is in an unsafe or unsound condition;  (iv) there is a willful violation of a cease-and-desist order;  (v) the institution is unable to pay its obligations in the ordinary course of business;  (vi) losses or threatened losses deplete all or substantially all of an institution’s capital, and there is no reasonable prospect of becoming “adequately capitalized” without assistance;  (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution’s condition, or otherwise seriously prejudice the interests of depositors or the insurance fund;  (viii) an institution ceases to be insured;  (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

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

Deposit Insurance Premiums.  Pursuant to deposit insurance reform legislation, in December 2006 the FDIC adopted a new risk based assessment system for determining deposit insurance premiums. Under the new requirements, four risk categories (I-IV), each subject to different premium rates, are established, based upon an institution’s status as well capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating.  Under the new rules, all insured depository institutions will pay deposit insurance premiums, currently ranging between 5 and 7 basis points on an institution’s assessment base for institution’s in risk category I (well capitalized institutions perceived as posing the least risk to the insurance fund), and 10, 28 and 40 basis points for institutions in risk categories II, III and IV.  The levels of rates are subject to periodic adjustment by the FDIC.

ITEM 2.  Description of Property.

The main office of the Bank and the executive offices of the Bank and the Company are located at 1804 West Street, Annapolis, Maryland, in a brick and masonry structure. The Company leases 8,100 square feet in the building under a five-year lease, which commenced in April 2000. Rent expense was $196,842 and $192,017 for the years ended December 31, 2006 and 2005, respectively.   The Company has exercised the first of three five-year renewal options.

The second office of the Bank is located at 4451 Parliament Place, Lanham, Maryland in a masonry structure. The Bank leases 2,100 square feet in the building under a ten-year lease (with an exit option at the end of five years) which commenced in June 2004. Rent expense was $31,317 and $29,274 for the years ended December 31, 2006 and 2005, respectively.

The third office of the Bank is located at 910 Cromwell Park Drive, Glen Burnie, Maryland in a masonry structure. The Bank leases 2,600 square feet in the building under a five-year lease (with one five-year renewal option) which commenced in June 2006.  Rent expense was $32,833 for the partial year ended December 31, 2006.

The fourth office of the Bank is located at 6230 Old Dobbin Lane, Columbia, Maryland in a masonry structure. The Bank leases 2,400 square feet in the building under a ten-year lease (with one five-year renewal option) which commenced in August 2006.  Rent expense was $20,233 for the partial year ended December 31, 2006.

The fifth office of the Bank will be located at 485 Ritchie Highway, Severna Park, Maryland in a masonry structure. The Bank will lease approximately 1,500 square feet in the building under a five-year lease (with two five-year renewal options) which is expected to commence in the second quarter of 2007.

Management believes adequate insurance coverage is in force on all of its properties.

ITEM 3.  Legal Proceedings.

In the ordinary course of its business, the Company may become involved in routine legal proceedings.  At December 31, 2006, there were no pending, or to the knowledge of the Company, threatened legal proceedings.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters.

(a) Market for Common Stock and Dividends. The information regarding the market for the Company’s Common Stock, the number of holders of the common stock and dividend history required under Item 5(a) is hereby incorporated herein by reference from the material under the caption “Market for Common Stock and Dividends” on page 15 of the Company’s Annual Report for the fiscal year ended December 31, 2006.  See Item 11 of this report for Equity Compensation Plan Information.

Recent Sales of Unregistered Shares.   None.

(b) Use of Proceeds: Not applicable

(c) Issuer Repurchases of Securities during the Fourth Quarter of 2006.  None.

ITEM 6.  Management’s Discussion and Analysis.

The information required by this item is incorporated by reference to the material appearing under the caption “Management Discussion and Analysis” appearing at pages 2 to 15 of the Company’s Annual Report to Shareholders for the year ended December 31, 2006.

ITEM 7. Financial Statements.

The information required by this item is incorporated by reference to the Consolidated Financial Statements appearing at pages 16 to 39 of the Company’s Annual Report to Shareholders for the year ended December 31, 2006.

ITEM 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 8A.  Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Bank’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Bank’s internal control over financial reporting.

ITEM 8B.  Other Information

None.

Part III

ITEM 9.  Directors, Executive Officers, Promoter, Control Persons and Corporate Governance of Registrant; Compliance with Section 16(a) of the Exchange Act.

The information required under Item 9 is hereby incorporated herein by reference from the material under the caption “Election of Directors” contained on pages 4 -12, and under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” on page 13, of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2007.

Code of Ethics.  The Company has adopted a Code of Ethics that applies to the President/Chief Executive Officer and Executive Vice President/Chief Financial Officer.  The Company will provide a copy of the Code of Ethics without charge upon written request directed to Candace M. Springmann, Corporate Secretary, CommerceFirst Bancorp, Inc, 1804 West Street, Annapolis, Maryland 21401.

ITEM 10. Executive Compensation.

The information required by Item 10 is hereby incorporated herein by reference from the material under the caption “Election of Directors - Executive Compensation,” contained at pages 10-11 of the of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2007.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans The following table sets forth information regarding outstanding options and other rights to purchase common stock under the Company’s compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	0	N/A	0
Equity compensation plans not approved by security holders	143,337(1)	$10.00	0
Total	143,337(1)	$10.00	0

(1) Column (a) reflects 123,337 shares of common stock subject to issuance upon the exercise of warrants issued to organizers of the Company and Bank under the Organizer’s Agreement and related Warrant Plan, as amended and restated, which provided for the issuance to organizers of warrants to purchase an aggregate of 15% of the number of shares sold in the Company’s initial registered offering of shares of its common stock. The warrants are fully vested, and have a term ending in August 2010. The warrants are subject to call by the Company upon the occurrence of certain events, and are subject to mandatory exercise or forfeiture upon certain regulatory events. Column (a) also includes options to purchase 20,000 shares of common stock at an exercise price of $10.00 per share issuable to certain officers of the Company under the Company’s 2004 Non-qualified Stock Option Plan. No additional options may be issued under the Non-qualified Stock Option Plan.

The other information required by Item 11 is hereby incorporated herein by reference from the material under the caption “Voting Securities and Principal Shareholders” contained at page 3 of the of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2007.

ITEM 12. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 12 is hereby incorporated herein by reference from the material under the caption “Election of Directors” contained at pages 4-12 of the of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2007.

ITEM 13. Exhibits

Exhibit No.	Description of Exhibits

3(a)	Certificate of Incorporation of the Company, as amended (1)
3(b)	Bylaws of the Company (1)
10(a)	Employment Agreement between Richard J. Morgan and the Company (2)
10(b)	Employment Agreement between Lamont Thomas and the Company (3)
10(c)	2004 Non Incentive Option Plan (4)
11	Statement Regarding Computation of Per Share Income
13	Annual Report to Shareholders
21	Subsidiaries of the Registrant

The sole subsidiary of the Registrant is CommerceFirst Bank, a Maryland chartered commercial bank.

23	Consent of Trice Geary & Myers, LLC
31(a)	Certification of Richard J. Morgan, President and CEO
31(b)	Certification of Lamont Thomas, Executive Vice President and CFO
32(a)	Certification of Richard J. Morgan, President and Chief Executive Officer
32(b)	Certification of Lamont Thomas, Executive Vice President and Chief Financial Officer
99(a)	Amended and Restated Organizers Agreement (5)

(1)	Incorporated by reference to exhibit of the same number filed with the Company’s Registration Statement on Form SB-2, as amended, (File No. 333-91817)
(2)	Incorporated by reference to exhibit 10(b) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)
(3)	Incorporated by reference to exhibits 10(c) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)
(4)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119138).
(5)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119988).

ITEM 14                Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated herein by reference from the material under the caption “Independent Registered Public Accounting Firm” contained at page 12 of the of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2007.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCEFIRST BANCORP, INC

March 12, 2007	By:	/s/ Richard J. Morgan
Richard J. Morgan, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

s/ Milton D. Jernigan II	Chairman of the Board of Directors	March 12, 2007
Milton D. Jernigan II	of the Company and the Bank

s/ Richard J. Morgan	Director, President and CEO of the	March 12, 2007
Richard J. Morgan	Company and the Bank

s/ Lamont Thomas	Director and Executive Vice President	March 12, 2007
Lamont Thomas	of the Company and the Bank

s/ Edward B. Howlin, Jr.	Director of the Company and the Bank	March 12, 2007
Edward B. Howlin, Jr.

s/ Charles L. Hurtt, Jr., CPA	Director of the Company and the Bank	March 12, 2007
Charles L. Hurtt, Jr., CPA

s/ Robert R. Mitchell	Director of the Company and the Bank	March 12, 2007
Robert R. Mitchell

s/ John A. Richardson, Sr.	Director of the Company and the Bank	March 12, 2007
John A. Richardson, Sr.

s/ George C. Shenk, Jr.	Director of the Company and the Bank	March 12, 2007
George C. Shenk, Jr.

s/ Jerome A. Watts	Director of the Company and the Bank	March 12, 2007
Jerome A. Watts