Form 10QSB
period 2007-03-31
COMMERCEFIRST BANCORP INC
filed 2007-05-10
CIK 1098813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

As of May 1, 2007, there were 1,820,548 shares of the issuer’s common stock, $0.01 par value, outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No   ☒

CommerceFirst Bancorp, Inc.

FORM 10-QSB

ITEM I FINANCIAL STATEMENTS

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

March 31, 2007 and December 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$6,839,588	$3,689,487
Federal funds sold	17,573,112	28,665,993
Cash and cash equivalents	24,412,700	32,355,480
Investment securities available-for-sale, at fair value	11,002,887	11,012,774
Federal Reserve Bank stock, at cost	405,000	405,000
Atlantic Central Bankers Bank stock, at cost	37,000	37,000
Maryland Financial Bank stock, at cost	25,000	25,000
Loans, less allowance for credit losses of $1,658,693 (2007) and $1,613,693 (2006)	104,742,712	95,080,787
Loans held for sale	—	—
Premises and equipment, at cost, less accumulated depreciation	577,921	578,024
Accrued interest receivable	670,155	654,044
Deferred tax asset	567,226	549,021
Other assets	479,633	572,641

Total Assets	$142,920,234	$141,269,771

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$19,672,252	$19,014,612
Interest-bearing	99,110,585	93,190,128
Total deposits	118,782,837	112,204,740
Securities sold under agreements to repurchase	4,057,298	9,579,116
Accrued interest payable on deposits	167,991	175,839
Other liabilities	787,607	623,091
Total Liabilities	123,795,733	122,582,786

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01, authorized 4,000,000 shares; issued and outstanding 1,820,548 shares (2007) 1,803,583 shares (2006)	18,205	18,036
Surplus	17,852,931	17,683,450
Undivided profits	1,278,499	1,010,153
Accumulated other comprehensive loss	(25,134)	(24,654)
Total Stockholders’ Equity	19,124,501	18,686,985
Total Liabilities and Stockholders’ Equity	$142,920,234	$141,269,771

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

For the Three Months Ended March 31, 2007 and 2006

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)
Interest income on:
Commercial and industrial loans, including fees	$1,127,100	$882,587
Real estate secured loans, including fees	1,061,159	731,930
U.S. Treasury securities	109,421	86,483
Other investments	6,915	6,862
Federal funds sold	303,428	91,611
Total interest income	2,608,023	1,799,473
Interest expense on:
Deposits	1,186,767	520,218
Securities sold under agreements to repurchase	37,232	23,771
Total interest expense	1,223,999	543,989
Net interest income	1,384,024	1,255,484
Provision for credit losses	45,000	90,000
Net interest income after provision for credit losses	1,339,024	1,165,484
Other income:
Gains on sales of SBA loans	86,163	—
Service charges	85,961	86,499
	172,124	86,499
Other expenses:
Salaries and benefits	624,794	515,084
Legal and professional	60,458	38,794
Loan collection expenses	1,334	1,763
Rent and occupancy	113,115	74,048
Marketing and business development	31,376	18,813
Insurance	10,192	9,600
Data processing	29,206	22,447
Support services	30,483	39,432
Correspondent services charges	3,820	8,868
Office supplies	20,847	22,089
Depreciation and amortization	45,101	17,601
Other expenses	110,076	47,755
Total other expenses	1,080,802	816,294
Income before income tax	430,346	435,689
Federal and state income tax expense	162,000	143,874
Net income	$268,346	$291,815

Basic earnings per share of common stock	$0.15	$0.16
Diluted earnings per share of common stock	$0.15	$0.16

Basic average common shares outstanding	1,804,526	1,803,583
Diluted average common shares outstanding	1,841,484	1,844,169

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2007 and 2006

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)

Net income	$268,346	$291,815

Other comprehensive income (loss), net of tax:

Unrealized holding gain (loss) on securities available-for-sale during the period, net of deferred taxes.	(480)	5,794

Comprehensive income	$267,866	$297,609

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$268,346	$291,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	51,448	(10,073)
Provision for credit losses	45,000	90,000
Provision for losses on unfunded commitments	1,500	1,500
Change in deferred income taxes	(17,958)	(35,337)
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	(16,111)	32,105
Decrease in SBA loans held for sale	—	323,066
Decrease (increase) in other assets	93,008	(66,484)
(Decrease) increase in accrued interest payable	(7,848)	11,376
(Decrease) increase in other liabilities	163,016	(192,013)

Net cash provided by operating activities	580,401	445,955

Cash flows from investing activities:
Purchases of available-for-sale securities	(2,997,188)	—
Maturities of available-for-sale securities	3,000,000	1,000,000
Purchase of FRB stock	—	(2,550)
Increase in loans, net	(9,706,925)	(9,404,537)
Purchases of premises and equipment	(44,997)	(20,325)

Net cash used by investing activities	(9,749,110)	(8,427,412)

Cash flows from financing activities:
Increase (decrease) in noninterest-bearing deposits, net	657,640	(2,254,532)
Increase (decrease) in time deposits, net	5,920,457	(7,333,744)
Decrease in securities sold under agreements to repurchase, net	(5,521,818)	(1,064,276)
Issuance of common stock (warrant exercise)	16,965	—
Contribution to surplus (warrant exercise)	152,685	—
Net cash (used in) provided by financing activities	1,225,929	(10,652,552)

Decrease in cash and cash equivalents	(7,942,780)	(18,634,009)

Cash and cash equivalents, beginning of period	32,355,480	24,297,546

Cash and cash equivalents, end of period	$24,412,700	$5,663,537
Supplemental Cash Flow Information:
Interest payments	$1,231,847	$532,613
Total increase (decrease) in unrealized appreciation/ depreciation on available-for-sale securities	$(727)	$8,778

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

The financial data at December 31, 2006 are derived from audited consolidated financial statements that are included in the Company’s Annual Report for the year ended December 31, 2006.  The financial data at March 31, 2007 and 2006 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.

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

Note 4. Stock-Based Compensation

The Company applies SFAS 123R Share-Based Payments.  This pronouncement eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.  SFAS 123R is effective for the Company on January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The requisite service period was fully rendered by all participants by December 31, 2004; as such this pronouncement has not had an impact on the Company. However, if additional options are issued in the future, the Company may expect to recognize additional pre-tax, quarterly compensation costs.

Note 5. Related Party Transactions

The Company paid $49,072 during the first quarter of 2007 for support services and equipment to a computer-consulting firm of which a Director of the Bank is also a principal.

The Company also paid $43,441 during the first quarter of 2007 for various group insurance benefits for which a Director of the Company and the Bank will ultimately receive commission compensation.

Executive officers, directors and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business.  These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers.  They do not involve more than normal risk of collectibility or present other unfavorable terms. At March 31, 2007 the amounts of such loans outstanding were $5,378,772.

Deposit balances of executive officers, directors and their affiliated interests totaled $15,304,944 at March 31, 2007. Affiliated interests of directors also held $408,569 in securities sold under agreements to repurchase at March 31, 2007.

Note 6. Commitments and contingencies

Financial instruments:

The Bank is a party to financial instruments in the normal course of business to meet the financing needs of its customers.  These financial instruments typically include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Outstanding unused lines of credit as of March 31, 2007 are as follows:

Loan commitments:
Commercial	$17,342,000
Unused lines of credit:
Commercial lines	$26,211,000

Letters of Credit	$736,000

Material commitments:

Through May 1, 2007, the Bank has entered into contracts for leasehold improvements, furniture and fixtures, signage and bank-specific equipment for its new branch location in Severna Park, Maryland totaling approximately $145,000. Additionally, the Bank has entered into a five year operating lease (with two five year renewal options, minimum annual rent of $45,000 and a 3% rental escalation clause) for this branch location.

Through May 1, 2007, the Bank has entered into commitments for leasehold improvements, furniture and fixtures and equipment for the renovation of its headquarters in Annapolis, Maryland totaling approximately $120,000.

Note 7. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for  Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 which is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the fiscal year that begins on or after November 15, 2007, provided that the Company also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Management is currently evaluating the impact of adopting this Statement on the Company’s financial statements for future periods.

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

The Bank has received regulatory approval to open a branch office, its fifth banking location, in Severna Park, Maryland in Anne Arundel County; the office is expected to open during the late second quarter of 2007. The Bank has entered into a lease, contracts for leasehold improvements and bank-specific equipment related to this office as more fully described in Note 6 to the Consolidated Financial Statements (above).

1. RESULTS OF OPERATIONS.

General. The Company reported a net profit of $268 thousand for the three-month period ended March 31, 2007, as compared to a net profit of $292 thousand for the three-month period ended March 31, 2006.  These results are attributed exclusively to the results of operations of the Bank and are in line with management’s expectations.

Return on Average Assets and Average Equity. The following table shows the return on average assets and average equity for the period shown.

	Return on average assets and average equity
	Three months ended		Year ended
	March 31		December 31
	2007	2006	2006

Return on Average Equity	5.76%	6.73%	7.16%
Return on Average Earning Assets	0.80%	1.20%	1.23%
Ratio of Average Equity to Average Assets	13.47%	17.23%	16.63%

Net Interest Income and Net Interest Margin. Net interest income is the difference between interest earned on various assets (principally loans and investments) and interest expense incurred to attract and retain deposits (principally money market deposit accounts and certificates of deposit) and other funding (principally repurchase agreements) used to support those assets. Additional sources of funding include capital and non-interest-bearing demand deposits, and, to a lesser extent, NOW accounts and savings accounts. The net interest income for the three-month period ended March 31, 2007 was $1.384 million as compared to $1.255 million for the same period in 2006. Total interest income for the three-month period ended March 31, 2007 was $2.6 million as compared to $1.8 million for the same period in 2006. Total interest expenses for the comparable periods in 2007 and 2006 were $1.2 million and $544 thousand, respectively. The increase in net interest income is principally the result of increased balances of earning assets, significantly offset by a decline in the average net interest margin.

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

	Consolidated Average Balances, Yields and Rates
	March 31, 2007			March 31, 2006
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Total loans(1)	$101,272	2,188	8.76%	$79,436	1,615	8.24%
Investment securities(2)	11,804	116	4.00%	11,095	93	3.41%
Federal funds sold	23,530	303	5.23%	8,454	91	4.37%
TOTAL INTEREST-EARNING ASSETS	136,606	2,608	7.74%	98,985	1,799	7.37%

Less allowance for credit losses	(1,634)			(1,652)
Cash and due from banks	2,961			3,210
Premises and equipment, net	596			170
Other assets	1,664			1,370
TOTAL ASSETS	$140,193			$102,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$2,356	9	1.47%	$1,983	7	1.47%
Money market deposit accounts	20,249	210	4.20%	21,071	142	2.72%
Savings	145	0	1.00%	288	1	1.00%
Certificates of deposit	74,299	968	5.28%	40,739	371	3.69%
Repurchase agreements	5,694	37	2.65%	4,329	24	2.23%
TOTAL INTEREST-BEARING LIABILITIES	102,743	1,224	4.83%	68,410	544	3.22%

Non-interest-bearing demand deposits	17,643			15,329
Other liabilities	927			757
Stockholders’ equity	18,881			17,587
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,193			$102,083

Net interest income		$1,384			$1,255

Net interest spread			2.91%			4.15%

Net interest margin			4.11%			5.14%

(1) Interest income on loans includes net fees of $39,755 in 2007 and $27,764 in 2006.

(2) Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholders’ equity.

Net interest margin was 4.11% in the first quarter of 2007, as compared to 5.14% in the comparable period in 2006. Interest spread was 2.91% in the first quarter of 2007, as compared to 4.15% in the first quarter of 2006. The decreased margin reflects the increased cost of attracting deposits to fund loan growth. The Bank expects that loan growth in 2007 (as assets are redeployed from Federal funds sold to loans) will have a positive impact on net interest income, although there can be no assurance of this. Competitive pressures have resulted in rates on deposits increasing more rapidly than rates on earning assets, and this may continue in future periods.  The average yield on earning assets for the three month period ended March 31, 2007 increased 38 basis points, or 5.2%, as compared to the average yield recorded during the same period in 2006. However, the average rate paid on interest bearing liabilities increased 161 basis points, or 50%, during the comparable three month periods in 2007 and 2006.

Non-Interest Income. Non-interest income principally consists of gains from the sale of the guaranteed portion of Small Business Administration loans and deposit account services charges.

For the three month period ended March 31, 2007, there were $86 thousand in gains on the sales of SBA loans as compared to no gains for the same period in 2006. Generally, the Bank intends to sell the guaranteed portion of most additional SBA loans resulting in a continuing stream of income that will vary from quarter to quarter, depending in part upon the amounts actually sold; the absence of income during the first quarter of 2006 is attributable to the fact that there were no sales during the period, and not to any change in the Bank’s intent.

For the three-month period ended March 31, 2007, deposit account service charges amounted to $86 thousand as compared to $86 thousand for the same period in 2006.

As the Bank continues to develop these and additional sources of income, it is expected that non-interest income will continue to be a significant contributor to the overall profitability of the Company, although there can be no assurance of this.

Non-Interest Expense. Non-interest expense totaled $1.1 million for the three-month period ended March 31, 2007 as compared to $816 thousand for the same period in 2006. In each period, salary and benefit expense was the largest component: $625 thousand and $515 thousand in 2007 and 2006, respectively. The increases are attributable to additional personnel related to the increased size of the Bank and its branch expansion, to other expenses related to that expansion including marketing efforts, to investment in infrastructure including expenses associated with conversion to the Metavante Bankway core processing system in the second quarter, and to salary increases. These amounts are in line with projections and are deemed necessary to attract and properly equip qualified personnel essential to the growth and continued profitability of the Bank and the Company.

Income Tax Expense. During the three months ended March 31, 2007, the Company recorded income tax expense of $162 thousand as compared to a tax expense of $144 thousand recorded for the corresponding period of the prior year.

2. FINANCIAL CONDITION.

General. The Company’s assets at March 31, 2007 were $143 million, an increase of $1.7 million from December 31, 2006, and an increase of $41 million from $102.0 million at March 31, 2006.  At March 31, 2007, gross loans including loans held for sale totaled $106.5 million, principally commercial term loans and lines of credit ($49.1 million) and real estate secured term loans ($57.4 million). By comparison, at December 31, 2006, gross loans totaled $96.8 million, principally commercial term loans and lines of credit ($45.3 million) and real estate secured term loans ($51.5 million), and at March 31, 2006 gross loans totaled $86.2 million, principally commercial term loans and lines of credit ($41.2 million) and real estate secured term loans ($45.0 million). At March 31, 2007, deposits totaled $118.8 million, principally certificates of deposit ($70.6 million), money market deposit accounts ($24.7 million), and demand deposits ($19.7 million). By comparison, deposits at December 31, 2006 totaled $112.2 million, principally certificates of deposits ($66.0 million), demand deposits ($19.0 million) and money market deposit accounts ($14.7 million), and at March 31, 2006 deposits totaled $78.6 million, principally certificates of deposit ($37.0 million), money market deposit accounts ($23.8 million), and demand deposits ($18.0 million). A significant additional funding source is provided by the securities sold under agreement to repurchase program. At March 31, 2007, balances in this program totaled $4.1 million in comparison to $9.6 million at December 31, 2006 and $4.9 million at March 31, 2006. On March 31, 2007, December 31, 2006 and March 31, 2006, respectively, non-performing assets of approximately $628 thousand, $628 thousand and $632 thousand were in non-accrual status.  Federal funds sold totaled $17.6 million at March 31, 2007 as compared to $28.7 million on December 31, 2006 and $2.4 million at March 31, 2006. Investments (principally U.S. Treasury securities and Federal Reserve Bank stock) were $11.5 million at March 31, 2007 as compared to $11.5 million at December 31, 2006 and $9.9 million at March 31, 2006.

Loan Portfolio.  The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income.  At March 31, 2007, gross loans including loans held for sale were $106.5 million, a 10% increase from the $96.8 million in loans outstanding at December 31, 2006 and a 23.5% increase from the $86.2 million outstanding at March 31, 2006. In general, loans consist of internally generated loans and participation loans purchased from other local community banks.  Lending activity is confined to our market area. The strong growth is attributable to the satisfactory culmination of efforts to attract quality credits; there has been no dilution of credit underwriting standards. The Bank does not engage in foreign lending activities. The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

	Composition of loan portfolio
	March 31, 2007		December 31, 2006		March 31, 2006
		Percentage		Percentage		Percentage
(Dollars in thousands)	Balance	total loans	Balance	total loans	Balance	total loans
Commercial	$49,163	46.15%	$45,350	46.84%	$41,158	47.77%
Real estate - commercial mortgage	57,374	53.85%	51,461	53.16%	45,004	52.23%
Gross loans	106,537	100.00%	96,811	100.00%	86,162	100.00%
Less allowance for credit losses	(1,659)		(1,614)		(1,705)
Less unearned fees	(136)		(116)		(99)
Loans, net	$104,742		$95,081		$84,358

The following table shows the interest rate sensitivity of the loan portfolio at March 31, 2007.  Demand loans, loans without a stated maturity and overdrafts are reported as due in one year or less. Floating rate loans are reported to reflect the period until re-pricing. At March 31, 2007, the total amount of loans due after one year with fixed rates of interest was approximately $51.5 million.

	Interest rate sensitivity of loan portfolio
	One Year	After One Year	After Five
(Dollars in thousands)	or Less	through Five Years	Years	Total
Fixed (commercial)	$4,828	$12,162	$392	$17,382
Fixed (real estate)	6,275	37,817	1,123	45,215

Floating (commercial)	31,781	—	—	31,781
Floating (real estate)	12,159	—	—	12,159
	$55,043	$49,979	$1,515	$106,537

Provision for Credit Losses. The provision for credit losses represents the expense recognized to fund the allowance for credit losses. Provision expense of $45 thousand was recorded in the first quarter of 2007 as compared to $90 thousand in the same period in 2006. At March 31, 2007, the allowance for credit losses stood at $1.66 million, or 1.56% of outstanding gross loans, as compared to $1.61 million or 1.67% of gross loans at December 31, 2006. Of the $1.66 million at March 31, 2007, general reserves were $1.07 million and specific reserves were $590 thousand.

Management has devised and refined a comprehensive review methodology to assess the adequacy of the allowance. This methodology permits several different assessments to be made. Currently, principal consideration is accorded the assessment based upon the risk rating assigned to individual credits. Other assessments may be made by general categories of credits and by industry groups (at a number of levels) based upon Standard Industrial Classification codes.  The methodology has the flexibility to permit additional evaluation criteria if so desired. Risk ratings are assigned to all credits at inception and are periodically reviewed. Consideration is given to many different factors: past credit record, capacity to repay, character of borrower, value of collateral, industry standards and overall economic conditions. Management also considers the growth and composition of the portfolio, the loss experience of other banks in our peer group, the results of examinations and evaluations of the overall portfolio by regulatory examiners and by external auditors, and the local, state and national economic outlook.

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

Based principally on current economic conditions, perceived asset quality, loan-loss experience of comparable institutions in the Company’s market area and a strong capital position, the allowance is believed to be adequate as of March 31, 2007.

The activity in the allowance for credit losses is shown in the following table. All charge offs and recoveries relate to commercial loans.

	Allowance for credit losses
(Dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Balance at beginning of year	$1,614	1,615	$1,615
Provision for credit losses	45	225	90
Loans charged off	—	(226)	—
Recoveries	—	—	—
Balance at end of period	$1,659	$1,614	$1,705

Additionally, the Bank has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At March 31, 2007, the balance of this reserve was $37.5 thousand. The reserve, based on evaluations of the collectibility of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

Asset Quality. In its lending activities, the Bank seeks to develop sound credits with customers who will grow with the Bank. There has not been an effort to rapidly build the portfolio and earnings at the sacrifice of asset quality.  At the same time, the extension of credit inevitably carries some risk of non-payment (see Provision for Credit Losses).

The following table shows an analysis of nonperforming assets at the dates indicated:

	Analysis of nonperforming assets
(Dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Nonaccrual loans
Commercial	$628	$628	$631
Accrual loans - Past due 90 days or more	—	—	—
Total nonperforming assets	$628	$628	$631

At March 31, 2007, the Bank had three loans totaling $628 thousand to two unrelated entities in non-accrual status; these loans were also in non-accrual status at December 31, 2006.

•                  One loan in the amount of $583 thousand is the remaining balance of a relationship totaling $958 thousand recognized as impaired in September 2004 and placed in non-accrual status at that time. This loan is secured by real estate and by assignment of life insurance proceeds. The specific reserves allocated to this loan are $426 thousand and collection proceedings continue.

•                  The second relationship has two loans totaling $45 thousand. One loan in the amount of $20 thousand is the unguaranteed portion of a Small Business Administration loan originally in the amount of $150 thousand, the guaranteed portion of which was sold in 2005.  The second loan is in the amount of $25 thousand. Both loans are secured by assignment of certain business assets and by personal guarantees of the principals. Collection proceedings have started and the Bank has established specific reserves of $45 thousand for these two loans.

At March 31, 2007, there were two commercial loans to one entity totaling $259 thousand considered to be potential problem loans. One of these loans in the amount of $100 thousand carries a 75% Small Business Administration guarantee and is secured by real estate and by assignment of all business assets. The other loan, in the amount of $159 thousand, is secured by assignment of all business assets. Both of these loans are current and are in accrual status. Specific reserves of $110 thousand have been allocated for these two loans.

At March 31, 2007, there were eight commercial loans to five unrelated entities totaling $1.04 million which are not considered potential problem loans at this time and which are generally well secured by collateral, but which exhibit characteristics that warrant closer scrutiny and attention than would otherwise be appropriate. One relationship has three loans totally $753 thousand and is current. Another relationship has two loans totaling $132 thousand and is current.  Two unrelated loans totaling $139 thousand are past due thirty days or more. For these purposes, a “potential problem loan” is defined as a loan which is not included in the past due, non-accrual or restructured categories but for which known information about possible credit problems causes management to have serious doubts as to the ability of the borrower to comply with the present repayment terms.

At March 31, 2007 there were six additional accrual loans totaling $518 thousand past due thirty days or more. Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. During 2007, there were no amounts included in gross interest income attributable to loans in non-accrual status. There was no real estate owned at any time during 2007.

Investment Portfolio. At March 31, 2007, the carrying value of the investment securities portfolio was approximately $11.5 million, essentially unchanged from the carrying value of $11.5 million at December 31, 2006. The Bank currently classifies its entire securities portfolio as available for sale. Increases in the portfolio will occur whenever deposit growth outpaces loan demand and the forecast for growth is such that the investment of excess liquidity in investment securities (as opposed to short term investments such as Federal Funds) is warranted. In general, our investment policy is to acquire direct U.S. Treasury securities and fully guaranteed U.S. government agency issues with a remaining maturity of four years or less. As the Bank develops its loan portfolio, it anticipates that it will maintain the average maturity of the securities portfolio at two years or less. In addition, the Bank will purchase Federal Reserve stock in accordance with regulation and expects to maintain small equity positions in stock in two banker’s banks to facilitate loan participations.

The following table provides information regarding the composition of the Bank’s investment securities portfolio at the dates indicated.

	Composition of the investment portfolio
	March 31, 2007		December 31, 2006		March 31, 2006
		Percent		Percent		Percent
(Dollars in thousands)	Balance	of Total	Balance	of Total	Balance	of Total
Available for Sale (at Estimated Market Value)
U.S. Treasuries	$11,003	95.93%	$11,013	95.93%	$9,910	95.50%
Federal Reserve Stock	405	3.53%	405	3.53%	405	3.90%
Corporate equities	62	0.54%	62	0.54%	62	0.60%
Total	$11,470	100.00%	$11,480	100.00%	$10,377	100.00%

3. LIQUIDITY AND CAPITAL RESOURCES.

The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. The Bank’s principal sources of funds for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits, and the payment for checks drawn upon it. The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions and Federal funds sold. The levels of such assets are dependent on the Bank’s lending, investment and operating activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and loan demand, both current and anticipated. At

March 31, 2007, the Bank’s cash and cash equivalents totaled $24.4 million, a decrease of $8.0 million from December 31, 2006, primarily a result of increases in the loan portfolio.

At March 31, 2007, the Bank could have drawn upon $8.5 million unsecured Federal funds borrowing facilities from other financial institutions; no amounts were outstanding under these facilities. The Company believes its levels of liquidity and capital are adequate to conduct the business of the Company and Bank.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At March 31, 2007, the Bank was in full compliance with these guidelines, as follows:

	Capital Adequacy Ratios
	March 31, 2007		December 31, 2006
	Company	Bank	Company	Bank
Total Capital to risk-weighted Assets	18.3%	15.0%	19.1%	15.7%
Tier I Capital to risk-weighted Assets	17.1%	13.7%	17.8%	14.4%
Tier I Capital to average assets	13.7%	11.0%	15.1%	12.2%

ITEM 3 — CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Bank’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 — Legal Proceedings

In the ordinary course of its business, the Company may become involved in routine legal proceedings.  At March 31, 2007, there were no pending, or to the knowledge of the Company, threatened legal proceedings.

Item 2 — Unregistered Sale of Equity Securities and Use of Proceeds

(a)   Sales of Unregistered Securities.       None

(b)   Use of Proceeds.   Not applicable.

(c)   Small Business Issuer Purchases of Securities.               None

Item 3 — Defaults upon Senior Securities – None

Item 4 — Submission of Matters to a Vote of Security Holders – None

Item 5 — Other Information

(a)   Information Required to be Reported on Form 8-K.     None

(b)   Changes in Security Holder Nomination Procedures.   None

Item 6 - Exhibits

Exhibit No.	Description of Exhibits

3(a)	Certificate of Incorporation of the Company, as amended (1)
3(b)	Bylaws of the Company (1)
10(a)	Employment Agreement between Richard J. Morgan and the Company (2)
10(b)	Employment Agreement between Lamont Thomas and the Company (3)
10(c)	2004 Non Incentive Option Plan (4)
10(d)	First Amendment to Employment Agreement between Lamont Thomas and the Company, filed herewith.
11	Statement Regarding Computation of Per Share Income
21	Subsidiaries of the Registrant

The sole subsidiary of the Registrant is CommerceFirst Bank, a Maryland chartered commercial bank.

31(a)	Certification of Richard J. Morgan, President and CEO
31(b)	Certification of Lamont Thomas, Executive Vice President and CFO
32(a)	Certification of Richard J. Morgan, President and Chief Executive Officer
32(b)	Certification of Lamont Thomas, Executive Vice President and Chief Financial Officer
99(a)	Amended and Restated Organizers Agreement (5)

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

CommerceFirst Bancorp, Inc.

Date: May 3, 2007	By:	/s/ Richard J. Morgan
Richard J. Morgan, President and Chief Executive Officer

Date: May 3, 2007	By:	/s/ Lamont Thomas
Lamont Thomas, Executive Vice President and Chief Financial Officer