Form 10QSB
period 2007-06-30
COMMERCEFIRST BANCORP INC
filed 2007-08-13
CIK 1098813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of August 13, 2007, there were 1,820,548 shares of the issuer’s common stock, $0.01 par value, outstanding.

Transitional Small Business Disclosure Format:             Yes  ☐   No   ☒

CommerceFirst Bancorp, Inc.

FORM 10-QSB

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2007 and December 31, 2006

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$3,281,026	$3,689,487
Federal funds sold	13,047,487	28,665,993
Cash and cash equivalents	16,328,513	32,355,480
Investment securities available-for-sale, at fair value	10,949,700	11,012,774
Federal Reserve Bank stock, at cost	405,000	405,000
Atlantic Central Bankers Bank stock, at cost	37,000	37,000
Maryland Financial Bank stock, at cost	25,000	25,000
Loans, less allowance for credit losses of $1,736,962 (2007) and $1,613,693 (2006)	107,621,475	95,080,787
Premises and equipment, at cost, less accumulated depreciation	930,038	578,024
Accrued interest receivable	782,599	654,044
Deferred tax asset	554,857	549,021
Other assets	325,607	572,641

Total Assets	$137,959,789	$141,269,771

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$21,802,877	$19,014,612
Interest-bearing	92,862,246	93,190,128
Total deposits	114,665,123	112,204,740
Securities sold under agreements to repurchase	3,034,781	9,579,116
Accrued interest payable on deposits	154,165	175,839
Other liabilities	725,148	623,091
Total Liabilities	118,579,217	122,582,786

Commitments and contingencies

Stockholders’ Equity

Common stock, par value $.01, authorized 4,000,000 shares; issued and outstanding 1,820,548 shares (2007) 1,803,583 shares (2006)	18,205	18,036
Surplus	17,852,931	17,683,450
Undivided profits	1,565,698	1,010,153
Accumulated other comprehensive loss	(56,262)	(24,654)
Total Stockholders’ Equity	19,380,572	18,686,985
Total Liabilities and Stockholders’ Equity	$137,959,789	$141,269,771

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income on:
Loans, including fees	$2,373,621	$1,814,259	$4,561,881	$3,428,775
U.S. Treasury securities	115,639	59,576	225,060	146,060
Other investments	6,075	6,075	12,990	12,937
Federal funds sold	167,340	32,615	470,767	124,226
Total interest income	2,662,675	1,912,525	5,270,698	3,711,998
Interest expense on:
Deposits	1,149,056	596,627	2,335,823	1,116,844
Securities sold under agreements to repurchase	23,040	25,908	60,272	49,679
Federal funds purchased	—	3,875	—	3,875
Total interest expense	1,172,096	626,410	2,396,095	1,170,398
Net interest income	1,490,579	1,286,115	2,874,603	2,541,600
Provision for credit losses	—	90,000	45,000	180,000
Net interest income after provision for credit losses	1,490,579	1,196,115	2,829,603	2,361,600
Other income:
Gain on sales of SBA loans	68,691	91,202	154,854	91,202
Service charges	61,780	83,665	147,742	170,164
	130,471	174,867	302,596	261,366
Other expenses:
Salaries and benefits	661,214	534,660	1,286,008	1,049,744
Legal and professional	46,285	43,430	106,743	82,225
Rent and occupancy	115,071	65,052	228,186	139,100
Marketing and business development	19,831	29,102	51,206	47,916
Core processing conversion	29,170	—	53,038	—
Insurance	10,193	9,457	20,385	19,057
Data processing	28,093	19,427	57,299	41,873
Support services	36,607	41,545	67,090	80,977
Telephone	22,409	4,085	47,262	7,974
Office supplies	28,375	25,212	49,222	47,301
SBA interest strip amortization	31,266	41,370	42,879	48,238
Depreciation and amortization	54,104	21,408	99,205	39,009
Other expenses	60,534	50,252	115,431	104,749
Total other expenses	1,143,152	885,000	2,223,954	1,708,163
Income before income taxes	477,898	485,982	908,245	914,803
Federal and state income tax expense	190,700	184,000	352,700	327,874
Net income	$287,198	$301,982	$555,545	$586,929
Basic income per share of common stock	$0.16	$0.17	$0.31	$0.33
Diluted income per share of common stock	$0.15	$0.16	$0.30	$0.32
Basic average common shares outstanding	1,820,548	1,803,583	1,812,581	1,803,583
Diluted average common shares outstanding	1,857,947	1,849,632	1,849,760	1,846,976

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Three and Six Month Periods Ending June 30, 2007 and 2006

	Three Months		Six Months
	Ended		Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$287,198	$301,982	$555,545	$586,929

Other comprehensive income (loss), net of tax:

Unrealized holding gains (losses) on securities available-for-sale during the period, net of deferred taxes	(31,128)	773	(31,608)	6,567

Comprehensive income	$256,070	$302,755	$523,937	$593,496

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2007 and 2006

	Six Months
	Ended
	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$555,545	$586,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	111,577	4,306
Provision for credit losses	45,000	180,000
Provision for losses on unfunded commitments	3,000	3,000
Change in deferred income taxes	(18,537)	(70,674)
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	(128,555)	13,592
Increase in loans held for sale	—	(172,995)
Decrease (increase) in other assets	276,017	(12,509)
(Decrease) increase in accrued interest payable	(21,674)	20,499
(Decrease) increase in other liabilities	99,056	(330,618)
Net cash provided by operating activities	921,429	221,530
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,997,187)	—
Maturities of available-for-sale securities	3,000,000	6,000,000
Purchase of FRB stock	—	(2,550)
Increase in loans, net	(12,585,689)	(8,396,821)
Purchases of premises and equipment	(451,218)	(135,265)
Net cash used by investing activities	(13,034,094)	(2,534,636)

Cash flows from financing activities:
Increase (decrease) in noninterest-bearing deposits, net	2,788,264	(248,093)
(Decrease) increase in time deposits, net	(327,881)	(11,073,478)
Decrease in securities sold under agreements to repurchase, net	(6,544,335)	(1,629,016)
Warrant exercise	169,650	—
Net cash used by financing activities	(3,914,302)	(12,950,587)

Decrease in cash and cash equivalents	(16,026,967)	(15,263,693)

Cash and cash equivalents, beginning of period	32,355,480	24,297,546
Cash and cash equivalents, end of period	$16,328,513	$9,033,853
Supplemental Cash Flow Information:
Interest payments	$2,417,769	$1,149,900
Total increase (decrease) in unrealized appreciation (depreciation) on available-for-sale securities	$(47,890)	$9,950

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

The financial data at December 31, 2006 are derived from audited consolidated financial statements that are included in the Company’s Annual Report for the year ended December 31, 2006.  The financial data at June 30, 2007 and 2006 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.

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

Note 4. Stock-Based Compensation

The Company applies SFAS 123R Share-Based Payments.  This pronouncement eliminated the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.  SFAS 123R was effective for the Company on January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The requisite service period was fully rendered by all participants by December 31, 2004; as such this pronouncement has not had an impact on the Company. However, if additional options are issued in the future, the Company may expect to recognize additional pre-tax, quarterly compensation costs.

Note 5. Related Party Transactions

The Company paid $5,555 during the first half of 2007 for legal expenses to a law firm of which the Chairman of the Board of the Company and the Bank is also a principal.

The Company paid $55,667 during the first half of 2007 for equipment and support services to a computer-consulting firm of which a Director of the Bank is also a principal.

The Company also paid $93,758 during the first half of 2007 for various group insurance benefits for which a Director of the Company and the Bank will ultimately receive commission compensation.

Executive officers, directors and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business.  These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers.  They do not involve more than normal risk of collectibility or present other unfavorable terms. At June 30, 2007 the amounts of such loans outstanding were $4,531,659.

Deposit balances of executive officers, directors and their affiliated interests totaled $14,911,030 at June 30, 2007. Affiliated interests of directors also held $480,391 in securities sold under agreements to repurchase at June 30, 2007.

Note 6. Commitments and contingencies

Financial instruments:

The Bank is a party to financial instruments in the normal course of business to meet the financing needs of its customers.  These financial instruments typically include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Outstanding unused lines of credit as of June 30, 2007 are as follows:

Loan commitments:
Commercial	$26,180,689
Unused lines of credit:
Commercial lines	$1,954,714
Letters of Credit	$715,107

Material commitments:

Through July 31, 2007, the Bank has entered into commitments for leasehold improvements, furniture and fixtures and equipment for the renovation of its headquarters in Annapolis, Maryland totaling approximately $252,000.

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

The Bank opened its fifth banking office, in Severna Park, Maryland in Anne Arundel County, on June 12, 2007. This is the third banking office opened since June 2006.

1. RESULTS OF OPERATIONS.

General. The Company reported a net profit of $556 thousand for the six-month period ended June 30, 2007, as compared to a net profit of $587 thousand for the six-month period ended June 30, 2006. The Company reported a net profit of $287 thousand for the three-month period ended June 30, 2007 as compared to a net profit of $302 thousand for the three-month period ended June 30, 2006. These results are attributed exclusively to the results of operations of the Bank and are in line with management’s expectations.

Return on Average Assets and Average Equity. The following table shows the return on average assets and average equity for the period shown.

	Return on average assets and average equity
	Six months ended		Year ended
	June 30		December 31
(Dollars in thousands)	2007	2006	2006

Return on Average Equity	5.87%	6.67%	7.16%
Return on Average Earning Assets	0.83%	1.21%	1.23%
Ratio of Average Equity
to Average Assets	13.83%	17.63%	16.63%

Net Interest Income and Net Interest Margin. Net interest income is the difference between interest earned on various assets (principally loans and investments) and interest expense incurred to attract and retain deposits (principally money market deposit accounts and certificates of deposit) and other funding (principally repurchase agreements) used to support those assets. Additional sources of funding include capital and non-interest-bearing demand deposits, and, to a lesser extent, NOW accounts and savings accounts. The net interest income for the six-month period ended June 30, 2007 was $2.87 million as compared to $2.54 million for the six-month period ended June 30, 2006. The net interest income for the three-month period ended June 30, 2007 was $1.49 million as compared to $1.29 million for the same period in 2006. Total interest income for the six-month period ended June 30, 2007 was $5.27 million as compared to $3.71 million for the same period in 2006. Total interest income for the three-month period ended June 30, 2007 was $2.66 million as compared to $1.91 million for the same period in 2006. Total interest expense for the six-month periods ended June 30, 2007 and 2006 was $2.40 million and $1.17 million, respectively. Total interest expense for the three-month periods ended June 30, 2007 and 2006 was $1.17 million and $626 thousand, respectively.  The increase in net interest income is principally the result of increased balances of earning assets, significantly offset by a decline in the average net interest margin.

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

	Consolidated Average Balances, Yields and Rates
	Six Months Ended
	June 30, 2007			June 30, 2006
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/Rate
ASSETS
Total loans(1)	$104,442	4,562	8.81%	$82,744	3,429	8.36%
Investment securities(2)	11,560	238	4.15%	9,363	159	3.42%
Federal funds sold	18,265	471	5.20%	5,612	124	4.46%
TOTAL INTEREST-EARNING ASSETS	$134,267	5,271	7.92%	$97,719	3,712	7.66%
Less allowance for credit losses	(1,673)			(1,698)
Cash and due from banks	3,126			3,043
Premises and equipment, net	670			178
Other assets	1,548			1,424
TOTAL ASSETS	$137,938			$100,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$2,579	19	1.48%	$1,796	13	1.46%
Money market deposit accounts	20,661	427	4.17%	19,799	307	3.12%
Savings	132	1	1.00%	248	1	1.00%
Certificates of deposit	71,975	1,889	5.29%	40,135	796	4.00%
Repurchase agreements	4,582	60	2.65%	4,294	54	2.51%
TOTAL INTEREST-BEARING LIABILITIES	$99,929	2,396	4.84%	$66,273	1,170	3.56%
Non-interest-bearing demand deposits	$18,090			$15,879
Other liabilities	838			764
Stockholders’ equity	19,081			17,750
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,938			$100,667
Net interest income		$2,875			$2,542
Net interest spread			3.08%			4.10%
Net interest margin			4.32%			5.25%

(1)             Interest income on loans includes net fees of $76,225 in 2007 and $54,492 in 2006.

(2)             Yields on securities available for sale have been calculated on the basis of historical cost and do not give effect to changes in fair value of such  securities, which are reflected as a component of stockholders’ equity.

Net interest margin was 4.32% in the first half of 2007, as compared to 5.25% in the comparable period in 2006. Interest spread was 3.08% in the first half of 2007, as compared to the 4.10% recorded in the first half of 2006. The decreased margin reflects the increased cost of attracting deposits to fund loan growth. The Bank expects that loan growth in 2007 will have a positive impact on net interest income, although there can be no assurance of this. Competitive pressures have resulted in rates on deposits increasing more rapidly than rates on earning assets, and this may continue in future periods. The average yield on earning assets for the six month period ended June 30, 2007 increased 26 basis points, or 3.4%, as compared to the average yield recorded during the same period in 2006. However, the average rate paid on interest bearing liabilities increased 128 basis points, or 36.0%, during the comparable six month periods in 2007 and 2006. The net interest margin of 4.32% for the six month period ended

June 30, 2007 is a 21 basis point improvement from the 4.11% recorded for the three month period ended March 31, 2007; this improvement is principally attributable to liquidity absorption—the increase in outstanding loans coupled with the concurrent decrease in Federal funds sold.

Non-Interest Income. Non-interest income principally consists of gains from the sale of the guaranteed portion of Small Business Administration loans and deposit account services charges.

For the six-month period ended June 30, 2007, gains on sales of SBA loans amounted to $155 thousand as compared to $91 thousand for the same period in 2006.  For the three month period ended June 30, 2007, gains on sales of SBA loans amounted to $69 thousand as compared to $91 thousand for the same period in 2006. Generally, the Bank intends to sell the guaranteed portion of most additional SBA loans resulting in a continuing stream of income that may vary significantly from quarter to quarter, depending in part upon the amounts actually sold; the absence of income during the first quarter of 2006 is attributable to the fact that there were no sales during the period, and not to any change in the Bank’s intent.

For the six-month period ended June 30, 2007, deposit account service charges amounted to $148 thousand as compared to $170 thousand for the same period in 2006. For the three-month period ended June 30, 2007, deposit account service charges amounted to $62 thousand as compared to $84 thousand for the same period in 2006.

As the Bank continues to develop these and additional sources of income, it is expected that non-interest income will continue to be a significant contributor to the overall profitability of the Company, although there can be no assurance of this.

Non-Interest Expense. Non-interest expense totaled $2.22 million for the six-month period ended June 30, 2007 as compared to $1.71 million for the same period in 2006. In each period, salary and benefit expense was the largest component: $1.29 million and $1.05 million in 2007 and 2006, respectively. Non-interest expense totaled $1.14 million for the three-month period ended June 30, 2007 as compared to $885 thousand for the same period in 2006. In each period, salary and benefit expense was the largest component: $661 thousand and $535 thousand in 2007 and 2006, respectively. The increases are attributable to additional personnel related to the Bank’s branch expansion, to other expenses related to that expansion including marketing efforts, to investment in infrastructure including expenses associated with conversion to the Metavante Bankway core processing system in the second quarter, and to salary increases. Since June 2006, the Bank has opened three new branch offices. These amounts are in line with projections and are deemed necessary to attract and properly equip qualified personnel essential to the growth and continued profitability of the Bank and the Company.

Income Tax Expense. During the six-month period ended June 30, 2007, the Company recorded an income tax expense of $353 thousand. During the three-month period ended June 30, 2007, the Company recorded income tax expense of $191 thousand. During the six-month period ended June 30, 2006, the Company recorded an income tax expense of $328 thousand. During the three-month period ended June 30, 2006, the Company recorded income tax expense of $184 thousand.

2. FINANCIAL CONDITION.

General. The Company’s assets at June 30, 2007 were $138.0 million, a decrease of $3.3 million or 2.3%, from December 31, 2006, and an increase of $38.1 million or 38.1% from $99.9 million at June 30, 2006.  At June 30, 2007, gross loans totaled $109.4 million, principally commercial term loans and lines of credit ($48.0 million) and real estate secured term loans ($61.4 million). By comparison, at December 31, 2006, gross loans totaled $96.8 million, principally commercial term loans and lines of credit ($45.3 million) and real estate secured term loans ($51.5 million), and at June 30, 2006 gross loans totaled $85.6 million, principally commercial term loans and lines of credit ($41.4 million) and real estate secured term loans ($44.2 million). At June 30, 2007, deposits totaled $114.7 million, principally certificates of deposit ($71.8 million), demand deposits ($21.8 million), and money market deposit accounts ($17.6 million). By comparison, deposits at December 31, 2006 totaled $112.2 million, principally certificates of deposits ($66.0 million), demand deposits ($19.0 million) and money market deposit accounts ($14.7 million), and at June 30, 2006 deposits totaled $76.8 million, principally certificates of deposit ($42.6 million), demand deposits ($17.7 million), and money market deposit accounts ($16.8 million). A significant additional funding source is provided by the securities sold under agreement to repurchase program. At June 30, 2007, balances in this program totaled $3.0 million in comparison to $9.6 million at December 31, 2006 and $4.4 million at June 30, 2006. On June 30, 2007, December 31, 2006 and June 30, 2006, respectively, non-performing assets of approximately $628 thousand, $628 thousand and $890 thousand were in non-accrual status.  Federal funds sold totaled $13.0 million at June 30, 2007 as compared to $28.7 million on December 31, 2006 and $5.5 million at June 30, 2006.  Investments (principally U.S. Treasury securities and Federal Reserve Bank stock) were $11.4 million at June 30, 2007 as compared to $11.5 million at December 31, 2006 and $4.9 million at June 30, 2006.

Loan Portfolio.  The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income.  At June 30, 2007, gross loans were $109.4 million, a 13.0% increase from the $96.8 million in loans outstanding at December 31, 2006 and a 27.8% increase from the $85.6 million outstanding at June 30, 2006. In general, loans consist of internally generated loans and participation loans purchased from other local community banks.  Lending activity is confined to our market area. The strong growth is attributable to the satisfactory culmination of efforts to attract quality credits; there has been no dilution of credit underwriting standards. The Bank does not engage in foreign lending activities. The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

	Composition of loan portfolio
	June 30, 2007		December 31, 2006		June 30, 2006
(Dollars in thousands)	Balance	Percentage total loans	Balance	Percentage total loans	Balance	Percentage total loans
Commercial	$48,050	43.91%	$45,350	46.84%	$41,409	48.35%
Real estate—commercial mortgage	61,383	56.09%	51,461	53.16%	44,240	51.65%
Gross loans	109,433	100.00%	96,811	100.00%	85,649	100.00%
Less allowance for credit losses	(1,737)		(1,614)		(1,795)
Less unearned fees	(75)		(116)		(98)
Loans, net	$107,621		$95,081		$83,756

The following table shows the interest rate sensitivity of the loan portfolio at June 30, 2007. Demand loans, loans without a stated maturity and overdrafts are reported as due in one year or less. Floating rate loans are reported to reflect the period until re-pricing.

	Interest rate sensitivity of loan portfolio
(Dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years	Total
	$50,001	$50,595	$8,837	$109,433

Provision for Credit Losses. The provision for credit losses represents the expense recognized to fund the allowance for credit losses. Provision expense of $45 thousand was recorded in the first half of 2007; provision expense was $180 thousand in the same period in 2006.  Satisfactory performance of the loan portfolio and a recovery in May 2007 of $78 thousand related to a commercial loan charged off in 2003 permitted the reduction in the allocation. At June 30, 2007, the allowance for credit losses stood at $1.7 million, or 1.59% of outstanding gross loans, as compared to $1.6 million or 1.67% of gross loans at December 31, 2006. Of the $1.7 million at June 30, 2007, general reserves are $1.1 million and specific reserves are $623 thousand.

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

Based principally on current economic conditions, perceived asset quality, loan-loss experience of comparable institutions in the Company’s market area and a strong capital position, the allowance is believed to be adequate as of June 30, 2007.

The activity in the allowance for credit losses is shown in the following table. All charge offs and recoveries relate to commercial loans.

	Allowance for credit losses
(Dollars in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Balance at beginning of year	$1,614	$1,615	$1,615
Provision for credit losses	45	225	180
Loans charged off	—	(226)	—
Recoveries	78	—	—
Balance at end of period	$1,737	$1,614	$1,795

Additionally, the Bank has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At June 30, 2007, the balance of this reserve was $39 thousand. The reserve, based on evaluations of the collectibility of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

Asset Quality. In its lending activities, the Bank seeks to develop sound credits with customers who will grow with the Bank. There has not been an effort to rapidly build the portfolio and earnings at the sacrifice of asset quality.  At the same time, the extension of credit inevitably carries some risk of non-payment (see Provision for Credit Losses).

The following table shows an analysis of nonperforming assets at the dates indicated:

	Analysis of nonperforming assets
(Dollars in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Nonaccrual loans
Commercial	$628	$628	$890
Accrual loans—Past due 90 days or more	—	—	—
Total nonperforming assets	$628	$628	$890

At June 30, 2007, the Bank had three loans totaling $628 thousand to two unrelated entities in non-accrual status, the same three loans to two unrelated entities totaling $628 thousand in non-accrual status at December 31, 2006.

•                  One loan in the amount of $583 thousand is the remaining balance of a relationship totaling $958 thousand recognized as impaired in September 2004 and placed in non-accrual status at that time. This loan is secured by real estate and by assignment of life insurance proceeds.  The specific reserves allocated to this loan are $426 thousand and collection proceedings continue.

•                  The second relationship has two loans totaling $45 thousand.  Collection proceedings continue; the Bank has established specific reserves of $45 thousand for these two loans.

At June 30, 2007, there were three commercial loans to two unrelated entities totaling $322 thousand considered to be potential problem loans. The first relationship has two loans totaling $257 thousand, both current; specific reserves of $110 thousand have been allocated for this relationship.  The second relationship has one loan of $65 thousand which was placed in non-accrual status in July 2007; specific reserves of $33 thousand have been allocated for this relationship.

At June 30, 2007, there were eight commercial loans to five unrelated entities totaling $1.04 million which are not considered potential problem loans at this time and which are generally well secured by collateral, but which exhibit characteristics that warrant closer scrutiny and attention than would otherwise be appropriate. One relationship has three loans totaling $750 thousand and is current. Another relationship has two loans totaling $132 thousand and is current.  A third relationship has one loan for $118 thousand and is current. Two unrelated relationships have loans totaling $35 thousand. For these purposes, a “potential problem loan” is defined as a loan which is not included in the past due, non-accrual or restructured categories but for which known information about possible credit problems causes management to have serious doubts as to the ability of the borrower to comply with the present repayment terms.

At June 30, 2007 there were two additional accrual loans totaling $83 thousand past due thirty days or more. At March 31, 2007, accrual loans past due thirty days or more totaled $518 thousand; the largest credit - $250 thousand — was paid in full in early April; other components also showed improvement. Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. During 2007, there were no amounts included in gross interest income attributable to loans in non-accrual status. There was no real estate owned at any time during 2007.

Investment Portfolio. At June 30, 2007, the carrying value of the investment securities portfolio was approximately $11.4 million, essentially unchanged from the carrying value of $11.5 million at December 31, 2006. The Bank currently classifies its entire securities portfolio as available for sale. Increases in the portfolio will occur whenever deposit growth outpaces loan demand and the forecast for growth is such that the investment of excess liquidity in investment securities (as opposed to short term investments such as Federal Funds) is warranted. In general, our investment policy is to acquire direct U.S. Treasury securities and fully guaranteed U.S. government agency issues with a remaining maturity of four years or less. As the Bank develops its loan portfolio, it anticipates that it will maintain the average maturity of the securities portfolio at two years or less. In addition, the Bank has purchased Federal Reserve stock in accordance with regulation and expects to maintain small equity positions in stock in two banker’s banks to facilitate loan participations.

The following table provides information regarding the composition of the Bank’s investment securities portfolio at the dates indicated.

	Composition of the investment portfolio
	June 30, 2007		December 31, 2006		June 30, 2006
		Percent		Percent		Percent
(Dollars in thousands)	Balance	of Total	Balance	of Total	Balance	of Total
Available for Sale (at Estimated Market Value)
U.S. Treasuries	$10,950	95.91%	$11,013	95.93%	$4,918	91.33%
Federal Reserve Stock	405	3.55%	405	3.53%	405	7.52%
Corporate equities	62	0.54%	62	0.54%	62	1.15%
Total	$11,417	100.00%	$11,480	100.00%	$5,385	100.00%

3. LIQUIDITY AND CAPITAL RESOURCES.

The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. The Bank’s principal sources of funds for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits, and the payment for checks drawn upon it. The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions and Federal funds sold. The levels of such assets are dependent on the Bank’s lending, investment and operating activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and loan demand, both current and anticipated. At June 30, 2007, the Bank’s cash and cash equivalents totaled $16.3 million, a decrease of $16.1 million from December 31, 2006, primarily a result of increases in the loan portfolio and secondarily to seasonal fluctuation in the securities sold under agreement to repurchase program.

At June 30, 2007, the Bank could have drawn upon $8.5 million unsecured Federal funds borrowing facilities from other financial institutions; no amounts were outstanding under these facilities. The Company believes its levels of liquidity and capital are adequate to conduct the business of the Company and Bank.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At June 30, 2007, the Bank was in full compliance with these guidelines, as follows:

	Capital Adequacy Ratios
	June 30, 2007		December 31, 2006
	Company	Bank	Company	Bank
Total Capital to risk-weighted Assets	18.3%	15.0%	19.1%	15.7%
Tier I Capital to risk-weighted Assets	17.0%	13.8%	17.8%	14.4%
Tier I Capital to average assets	14.1%	11.4%	15.1%	12.2%

ITEM 3 — CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Bank’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 — Legal Proceedings

In the ordinary course of its business, the Company may become involved in routine legal proceedings.  At June 30, 2007, there were no pending, or to the knowledge of the Company, threatened legal proceedings.

Item 2 — Unregistered Sale of Equity Securities and Use of Proceeds

(a)   Sales of Unregistered Securities.          None

(b)   Use of Proceeds.  Not applicable.

(c)   Small Business Issuer Purchases of Securities.     None

Item 3 — Default upon Senior Securities.          None

Item 4 — Submission of Matters to a Vote of Security Holders

On April 18, 2007 the Annual Meeting of the Shareholders of the Company was held for the following purposes:

1.                 To elect three (3) directors to serve for three (3) year terms until the 2010 Annual Meeting of Shareholders and until their successors are duly elected and qualified, and one (1) director, appointed to the Board during 2006 to fill a vacancy, to serve until the 2009 Annual Meeting of Shareholders and until his successor is duly elected and qualified;

2.                 To ratify the appointment of Trice Geary & Myers LLC as the auditors for the Company.

The votes for the election of George C. Shenk, Jr. as director to serve until 2009 were as follows:

For:	1,441,328
Withheld:	2,607
Broker non-votes	0

The votes for the election of Edward B. Howlin, Jr. as director to serve until 2010 were as follows:

For:	1,441,328
Withheld:	2,607
Broker non-votes	0

The votes for the election of Charles L. Hurtt, Jr., CPA to serve as director until 2010 were as follows:

For:	1,441,328
Withheld:	2,607
Broker non-votes	0

The votes for the election of Lamont Thomas to serve as director until 2010 were as follows:

For:	1,438,828
Withheld:	5,107
Broker non-votes	0

In addition to the above, the following directors continued in office after the meeting: Milton D. Jernigan II, Richard J. Morgan, Robert R. Mitchell, John A. Richardson and Jerome A. Watts.

The votes for the ratification of the appointment of Trice Geary & Myers LLC as the Company’s independent auditors were as follows:

For:	1,436,377
Against:	6,000
Abstain:	1,558
Broker non-votes	0

Item 5 — Other Information

(a)	Information Required to be Reported on Form 8-K.	None

(b)	Changes in Security Holder Nomination Procedures.	None

Item 6 — Exhibits

Exhibit No.	Description of Exhibits
3(a)	Certificate of Incorporation of the Company, as amended (1)
3(b)	Bylaws of the Company (1)
10(a)	Employment Agreement between Richard J. Morgan and the Company (2)
10(b)	Employment Agreement between Lamont Thomas and the Company (3)
10(c)	2004 Non Incentive Option Plan (4)
10(d)	First Amendment to Employment Agreement between Lamont Thomas and the Company (5)
11	Statement Regarding Computation of Per Share Income
21	Subsidiaries of the Registrant

The sole subsidiary of the Registrant is CommerceFirst Bank, a Maryland chartered commercial bank.

31(a)	Certification of Richard J. Morgan, President and CEO
31(b)	Certification of Lamont Thomas, Executive Vice President and CFO
32(a)	Certification of Richard J. Morgan, President and Chief Executive Officer
32(b)	Certification of Lamont Thomas, Executive Vice President and Chief Financial Officer
99(a)	Amended and Restated Organizers Agreement (6)

_____________________________

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

(2)                  Incorporated by reference to exhibit 10(b) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

(3)                  Incorporated by reference to exhibits 10(c) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

(4)                  Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119988).

(5)                  Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

(6)                  Incorporated by reference to Exhibits 99(b) and 99(d) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCEFIRST BANCORP, INC.

Date: August 13, 2007	By:	/s/ Richard J. Morgan
Richard J. Morgan, President and Chief Executive Officer

Date: August 13, 2007	By:	/s/ Lamont Thomas
Lamont Thomas, Executive Vice President and Chief Financial Officer