Form 10QSB
period 2007-09-30
COMMERCEFIRST BANCORP INC
filed 2007-10-29
CIK 1098813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

                As of October 25, 2007, there were 1,820,548 shares of the issuer’s common stock, $0.01 par value, outstanding.

                Transitional Small Business Disclosure Format:             Yes  ☐   No  ☒

CommerceFirst Bancorp, Inc.

FORM 10-QSB

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2007 (Unaudited) and December 31, 2006

	(Unaudited)
	September 30,	December 31,
	2007	2006
ASSETS

Cash and due from banks	$3,639,375	$3,689,487
Federal funds sold	6,090,087	28,665,993
Cash and cash equivalents	9,729,462	32,355,480
Investment securities - available for sale, at fair value	9,073,800	11,012,774
Investments in stocks, at cost	467,000	467,000
Loans receivable, net of allowance for loan losses of $1,736,962 at September 30, 2007 and $1,613,693 at December 31, 2006	117,483,354	95,080,787
Premises and equipment, net	1,021,314	578,024
Accrued interest receivable	728,014	654,044
Deferred income taxes	583,968	549,021
Other assets	289,788	572,641
Total Assets	$139,376,700	$141,269,771

LIABILITIES

Non-interest bearing deposits	$18,424,901	$19,014,612
Interest bearing deposits	97,352,462	93,190,128
Total deposits	115,777,363	112,204,740

Securities sold under agreements to repurchase	1,794,602	9,579,116
Accrued interest payable	177,311	175,839
Other liabilities	1,890,625	623,091
Total Liabilities	119,639,901	122,582,786

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; authorized 4,000,000 shares.
Issued and outstanding: 1,820,548 shares at September 30, 2007 and 1,803,583 at December 31, 2006	18,205	18,036
Additional paid-in capital	17,852,931	17,683,450
Retained earnings	1,836,597	1,010,153
Accumulated other comprehensive loss:
Unrealized gain (loss) on securities available for sale	29,066	(24,654)
Total Stockholders’ Equity	19,736,799	18,686,985

Total Liabilities and Stockholders’ Equity	$139,376,700	$141,269,771

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statement of Operations

For the Nine and Three Months ended September 30, 2007 and 2006 (Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$7,094,486	$5,369,108	$2,532,605	$1,940,332
U.S. Treasury securities	333,716	188,874	108,656	42,815
Investment in stocks	19,065	19,012	6,075	6,075
Federal funds sold	586,103	231,663	115,336	107,437
Total interest income	8,033,370	5,808,657	2,762,672	2,096,659
Interest expense:
Deposits	3,535,114	1,826,229	1,199,291	709,385
Repurchase agreements	76,052	79,556	15,780	29,878
Federal funds purchased	—	3,876	—	—
Total interest expense	3,611,166	1,909,661	1,215,071	739,263
Net interest income	4,422,204	3,898,996	1,547,601	1,357,396

Provision for loan losses	45,000	225,000	—	45,000
Net interest income after provision for loan losses	4,377,204	3,673,996	1,547,601	1,312,396

Non-interest income:
Gain on sale of SBA loans	234,522	215,046	79,668	123,844
Service charges and other income	212,449	247,289	64,707	77,125
Total non-interest income	446,971	462,335	144,375	200,969

Non-interest expenses:
Compensation and benefits	2,004,872	1,633,379	718,864	583,635
Legal and professional	164,232	117,481	57,489	20,934
Rent and occupancy	356,447	226,243	128,261	87,143
Marketing and business development	81,572	78,920	30,366	31,004
Core processing conversion	58,966	—	5,928	—
Insurance	31,405	31,665	11,020	12,609
Data processing	86,727	60,112	29,428	18,238
Support services	98,394	121,591	31,304	34,313
Communications	72,864	22,321	25,602	8,160
Office supplies	76,480	67,783	27,258	20,483
SBA interest strip amortization	50,797	54,854	7,918	6,616
Depreciation and amortization	166,644	73,755	67,439	34,746
Other	213,820	161,325	98,389	56,543
Total non-interest expenses	3,463,220	2,649,428	1,239,266	914,424
Income before income taxes	1,360,955	1,486,903	452,710	598,941
Income tax expense	534,511	546,874	181,811	228,126
Net income	$826,444	$940,029	$270,899	$370,815
Basic earnings per share	$0.46	$0.52	$0.15	$0.20
Diluted earnings per share	$0.45	$0.51	$0.15	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Nine and Three Months ended September 30, 2007 and 2006 (Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$826,444	$940,029	$270,899	$370,815

Change in unrealized gains and (losses) on securities available for sale, net of tax	53,720	29,889	85,328	23,322
Total comprehensive income	$880,164	$969,918	$356,227	$394,137

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statement of Cash Flows

For the Nine Months ended September 30, 2007 and 2006

(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$826,444	$940,029
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	166,644	73,755
Provision for loan losses	45,000	225,000
Provision for losses on unfunded commitments	4,500	4,500
Deferred income taxes	(62,621)	(88,632)
Change in assets and liabilities:
Increase in accrued interest receivable	(73,970)	(46,242)
Increase in loans held for sale	—	(448,834)
Increase in other assets	(282,853)	(122,940)
Increase in accrued interest payable	1,472	46,693
Increase (decrease) in other liabilities	1,263,034	(379,371)
Other	17,556	(32,854)
Net cash provided by operating activities	1,905,206	171,104

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in securities — available for sale	(2,997,188)	—
Maturities of investment securities	5,000,000	6,000,000
Investment in stocks- FRB stock	—	(2,550)
Increase in loans	(22,447,567)	(15,505,314)
Purchase of premises and equipment	(609,934)	(471,854)
Net cash used by investing activities	(21,054,689)	(9,979,718)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in non-interest bearing deposits	(589,711)	809,854
Net increase in other deposits	4,162,334	1,288,461
Net decrease in securities sold under agreements to repurchase	(7,784,514)	(1,203,809)
Exercise of warrant to purchase common stock	169,650	—
Net cash provided (used) by financing activities	(4,042,241)	894,506

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,191,724)	(8,914,108)
Cash and cash equivalents at beginning of period	32,355,480	24,297,546
Cash and cash equivalents at end of period	$9,729,462	$15,383,438

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$3,609,694	$1,862,969
Total increase (decrease) in unrealized gains (losses) on available for sale securities	$81,394	$45,241

The accompanying notes are an integral part of these consolidated financial statements.

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

The financial data at December 31, 2006 are derived from audited consolidated financial statements that are included in the Company’s Annual Report for the year ended December 31, 2006.  The financial data at September 30, 2007 and 2006 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.

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

Cash and cash equivalents in the statement of cash flows include cash on hand, non-interest bearing amounts due from correspondent banks and the Federal Reserve and Federal funds sold.

Certain prior period amounts have been reclassified to conform to the current period’s method of presentation.

Note 2. Net Income per Common Share

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Weighted average shares outstanding	1,815,142	1,803,583	1,820,548	1,803,583
Common stock equivalents	39,847	43,543	27,660	43,843
Average common shares and equivalents	1,854,989	1,847,126	1,848,208	1,847,426
Net income	$826,444	$940,029	$270,899	$370,815
Basic earnings per share	$0.46	$0.52	$0.15	$0.20
Diluted earnings per share	$0.45	$0.51	$0.15	$0.19

Note 3. Related Party Transactions

The Company paid $11,000 during the first nine months of 2007 for legal expenses to a law firm of which the Chairman of the Board of the Company and the Bank is also a principal.

The Company paid $63,535 during the first nine months of 2007 for equipment and support services to a computer consulting firm of which a Director of the Bank is also a principal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Related Party Transactions - continued

The Company also paid $150,965 during the first nine months of 2007 for various group insurance benefits for which a Director of the Company and the Bank will ultimately receive commission compensation.

Executive officers, directors and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business.  These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers.  They do not involve more than normal risk of collectability or present other unfavorable terms. At September 30, 2007 the amounts of such loans outstanding were $4,470,819.

Deposit balances of executive officers, directors and their affiliated interests totaled $15,454,757 at September 30, 2007. Affiliated interests of directors also held $619,943 in securities sold under agreements to repurchase at September 30, 2007.

Note 4. Commitments and contingencies

The Bank is a party to financial instruments in the normal course of business to meet the financing needs of its customers.  These financial instruments typically include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Outstanding commitments as of September 30, 2007 are as follows:

Loan commitments	$17,569,200
Unused lines of credit	$31,411,965
Letters of Credit	$847,607

Note 5. Recent Accounting Pronouncements

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

Critical Accounting Policies

 CommerceFirst Bancorp, Inc.’s consolidated financial statements are prepared in accordance with accounting  principles generally accepted in the United States and follow general practices within the industry in which it operates.  Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

The most significant accounting policies followed by CommerceFirst Bancorp, Inc. are presented in Note 1 to the Company’s annual audited consolidated financial statements included in  its Annual Report on Form 10-KSB for the year ended December 31, 2006. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses as the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

CommerceFirst Bancorp, Inc. believes it has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.  CommerceFirst Bancorp, Inc.’s assessments may be affected in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

1. RESULTS OF OPERATIONS.

                        General. The Company reported a net profit of $826 thousand for the nine-month period ended September 30, 2007, as compared to a net profit of $940 thousand for the nine-month period ended September 30, 2006. The Company reported a net profit of $271 thousand for the three-month period ended September 30, 2007 as compared to a net profit of $371 thousand for the three-month period ended September 30, 2006. The reduced earnings are primarily the result of expense increases attributable to additional personnel required by the Bank’s branch expansion ( the Bank has opened three branches since June of 2006), expenses necessitated by the growth of the Bank’s loan portfolio and expenses associated with conversion to a new internet banking platform and to the Metavante Bankway core processing system in 2007. The conversions were done in response to the ageing of the previous core processing and internet banking systems, the growth of the Company and acquire the use of a more flexible system.

                        Return on Average Assets and Average Equity. The following table shows the return on average assets and average equity for the period shown.

Return on Average Assets and Average Equity

	Nine Months Ended		Year ended
	September 30,		December 31,
	2007	2006	2006
Return on Average Equity	5.72%	7.02%	7.16%

Return on Average Earning Assets	0.82%	1.26%	1.23%

Ratio of Average Equity to Average Assets	13.94%	17.47%	16.63%

Net Interest Income and Net Interest Margin. Net interest income is the difference between interest earned on various assets (principally loans and investments) and interest expense incurred to attract and retain deposits (principally money market deposit accounts and certificates of deposit) and other funding (principally repurchase agreements) used to support those assets. Additional sources of funding include capital and non-interest-bearing demand deposits, and, to a lesser extent, NOW accounts and savings accounts. The net interest income for the nine-month period ended September 30, 2007 was $4.42 million as compared to $3.90 million for the nine-month period ended September 30, 2006. The net interest income for the three-month period ended September 30, 2007 was $1.55 million as compared to $1.36 million for the same period in 2006. Total interest income for the nine-month period ended September 30, 2007 was $8.03 million as compared to $5.81 million for the same period in 2006. Total interest income for the three-month period ended September 30, 2007 was $2.76 million as compared to $2.10 million for the same period in 2006. Total interest expense for the nine-month periods ended September 30, 2007 and 2006 was $3.61 million and $1.91 million, respectively. Total interest expense for the three-month periods ended September 30, 2007 and 2006 was $1.22 million and $739 thousand, respectively.  The increase in net interest income is principally the result of the increase in average earning assets in excess of the increase in average interest bearing liabilities, offset somewhat by the decline in the net interest margin.

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

AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

	Nine Months Ended September 30,
	2007			2006
	Average		Yield/	Average		Yield/
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest Earning Assets:
Loans receivable	$108,020	$7,094	8.78%	$84,944	$5,369	8.45%
Investment securities	11,143	353	4.24%	8,053	208	3.45%
Federal funds sold	15,564	586	5.03%	6,470	232	4.79%
Total Interest Earning Assets	134,727	8,033	7.97%	99,467	5,809	7.81%

Less allowance for loan losses	(1,695)			(1,738)
Non-Interest Earning Assets	5,072			4,748
Total Assets	$138,104			$102,477

Liabilities and Stockholders’ Equity:
Interest -Bearing Liabilities:
Interest bearing demand deposits	$2,504	$27	1.44%	$1,628	$18	1.46%
Money market deposit accounts	19,209	583	4.06%	18,944	465	3.28%
Savings accounts	159	1	0.84%	395	3	0.98%
Certificates of deposit	73,690	2,924	5.31%	42,295	1,340	4.24%
Securities sold under agreements to repurchase	3,784	76	2.69	4,344	83	2.57
Total Interest Bearing Liabilities	99,346	3,611	4.86%	67,606	1,910	3.78%

Non-Interest Bearing Liabilities:
Demand deposits	18,531			16,159
Other	979			810
Total Liabilities	19,510			16,969
Stockholders’ Equity	19,248			17,902
Total Liabilities and Equity	$138,104			$102,477
Net Interest Income		$4,422			$3,899

Net Interest Spread			3.11%			4.03%
Net Interest Margin			4.39%			5.24%

Yields on securities are calculated based on amortized cost.

Nonaccruing loans are included in the average loan balances outstanding.

Net interest margin was 4.39% in the first nine months of 2007, as compared to 5.24% in the comparable period in 2006. Interest spread was 3.11% in the first nine months of 2007, as compared to the 4.03% recorded in the first nine months of 2006. The decreased margin reflects the increased cost of attracting deposits to fund loan growth. The loan growth in 2007 has been a positive impact on net interest income, although this growth has been offset by increases in funding costs. The loan growth has required the raising of additional funding which has been achieved by increases in certificate of deposits, a higher costing deposit product. The average yield on earning assets for the nine month period ended September 30, 2007 increased 16 basis points, or 2.0%, as compared to the average yield recorded during the same period in 2006. However, the average rate paid on interest bearing liabilities increased 108 basis points, or 28.6%, during the comparable nine month periods in 2007 and 2006. The net interest margin of 4.39% for the nine month period ended September 30, 2007 is a 85 basis point decline from the 5.24% recorded for the nine month period ended September 30, 2006.

Non-Interest Income. Non-interest income principally consists of gains from the sale of the guaranteed portion of Small Business Administration loans and from deposit account services charges.

For the nine-month period ended September 30, 2007, gains on sales of SBA loans amounted to $235 thousand as compared to $215 thousand for the same period in 2006.  For the three month period ended September 30, 2007, gains on sales of SBA loans amounted to $80 thousand as compared to $124 thousand for the same period in 2006. Generally, the Bank desires to sell the guaranteed portion of most additional SBA loans resulting in a continuing stream of income that may vary significantly from quarter to quarter, depending in part upon the volume of loans actually sold.

For the nine-month period ended September 30, 2007, deposit account service charges amounted to $212 thousand as compared to $247 thousand for the same period in 2006. For the three-month period ended September 30, 2007, deposit account service charges amounted to $65 thousand as compared to $77 thousand for the same period in 2006.

As the Bank continues to develop these and additional sources of income, it is expected that non-interest income will continue to be a significant contributor to the overall profitability of the Company, although there can be no assurance of this.

                        Non-Interest Expense. Non-interest expense totaled $3.46 million for the nine-month period ended September 30, 2007 as compared to $2.65 million for the same period in 2006. In each period, salary and benefit expense was the largest component: $2.00 million and $1.63 million in 2007 and 2006, respectively. Non-interest expense totaled $1.24 million for the three-month period ended September 30, 2007 as compared to $914 thousand for the same period in 2006. In each period, salary and benefit expense was the largest component: $719 thousand and $584 thousand in 2007 and 2006, respectively. The  expense increases are attributable to additional personnel required by the Bank’s branch expansion ( the Bank has opened three branches since June of 2006), expenses necessitated by the growth of the Bank’s loan portfolio and expenses associated with conversion to a new internet banking platform and to the Metavante Bankway core processing system in 2007.

Income Tax Expense. During the nine-month period ended September 30, 2007, the Company recorded an income tax expense of  $535 thousand. During the three-month period ended September 30, 2007, the Company recorded income tax expense of $182 thousand. During the nine-month period ended September 30, 2006, the Company recorded an income tax expense of $547 thousand. During the three-month period ended September 30, 2006, the Company recorded income tax expense of $228 thousand.

2. FINANCIAL CONDITION.

                        General. The Company’s assets at September 30, 2007 were $139 million, a decrease of $1.8 million or 1.3%, from December 31, 2006.  At September 30, 2007, gross loans totaled $119 million, principally commercial term loans and lines of credit ($45 million) and real estate secured term loans ($74 million). By comparison, at December 31, 2006, gross loans totaled $97 million, principally commercial term loans and lines of credit ($45 million) and real estate secured term loans ($51.5 million). At September 30, 2007, deposits totaled $116 million, principally certificates of deposit ($79 million), demand deposits ($18 million), and money market deposit accounts ($16 million). By comparison, deposits at December 31, 2006 totaled $112 million, principally certificates of deposits ($66 million), demand deposits ($19 million) and money market deposit accounts ($19 million). A significant additional funding source is provided by the securities sold under agreement to repurchase program. At September 30, 2007, balances in this program totaled $2 million in comparison to $10 million at December 31, 2006. On September 30, 2007 and December 31, 2006 and September 30, 2006, respectively, loans in the amount of $691 thousand and $628 thousand were in non-accrual status.  Federal funds sold totaled $6 million at September 30, 2007 as compared to $29 million on December 31, 2006.  Investments in securities (principally U.S. Treasury securities) were $9 million at September 30, 2007 as compared to $11 million at December 31, 2006.

Loan Portfolio.  The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income.  At September 30, 2007, net loans were $117 million, a 23.6% increase from the $95 million in loans outstanding at December 31, 2006 and 29.0% increase from September 30, 2006. In general, loans consist of internally generated loans and, to lesser degree, participation loans purchased from other local community banks.  Lending activity is confined to our market area. The strong growth is attributable to the satisfactory culmination of efforts to attract quality credits; there has been no dilution of credit underwriting standards. Commercial real estate loans’ percentage of total loans has increased as the Company has concentrated on this type of lending. The majority of these loans are secured by real property that is occupied by the borrowers’ businesses. The Bank does not engage in foreign lending activities. The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

                        Loans receivable, net is comprised of the following:

	September 30, 2007		December 31,2006		September 30, 2006
(In thousands)		Percentage		Percentage		Percentage
	Balance	of Loans	Balance	of Loans	Balance	of Loans
Commercial	$44,917	37.66%	$45,350	46.84%	$45,929	49.37%
Commercial real estate	74,346	62.34%	51,461	53.16%	47,108	50.63%
	119,263	100.00%	96,811	100.00%	93,037	100.00%
Unearned loan fees, net	(43)		(116)		(101)
Allowance for loan losses	(1,737)		(1,614)		(1,840)
	$117,483		$95,081		$91,096

                        The following table shows the interest rate sensitivity of the loan portfolio at September 30, 2007. Demand loans, loans without a stated maturity and overdrafts are reported as due in one year or less. Floating rate loans are reported to reflect the period until re-pricing.

	Interest rate sensitivity of loan portfolio
(In thousands)	One Year	After One Year	After Five
	or Less	through Five Years	Years	Total
	$54,046	$53,413	$11,804	$119,263

Provision for Credit Losses. The provision for credit losses represents the expense recognized to fund the allowance for credit losses. Provision expense of $45 thousand was recorded in the first nine months of 2007; provision expense was $225 thousand in the same period in 2006.  Satisfactory performance of the loan portfolio, the larger portion of real estate secured loans, the ageing of the loan portfolio with little net charges as well as a recovery in May 2007 of $78 thousand related to a commercial loan charged off in 2003 permitted the reduction in the provision. At September 30, 2007, the allowance for credit losses stood at $1.7 million, or 1.5% of outstanding gross loans, as compared to $1.6 million or 1.7% of gross loans at December 31, 2006. Of the $1.7 million at September 30, 2007, general reserves are $1.1 million and specific reserves are $656 thousand.

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

Based principally on current economic conditions, perceived asset quality, loan-loss experience of comparable institutions in the Company’s market area and a strong capital position, the allowance is believed to be adequate as of September 30, 2007.

The activity in the allowance for credit losses is shown in the following table. All charge offs and recoveries relate to commercial loans.

	Nine Months Ended	Year Ended	Nine Months Ended
(In thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Allowance for loan losses:
Beginning balance	$1,614	$1,615	$1,615
Charge-offs:
Commercial loans	—	(226)	—
Recoveries:
Commercial loans	78	—	—
Net (charge-offs) recoveries	78	(226)	—
Provision for loan losses	45	225	225
Ending balance	$1,737	$1,614	$1,840

Additionally, the Bank has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At September 30, 2007, the balance of this reserve was $40.5 thousand. The reserve, based on evaluations of the collectability of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

Asset Quality. In its lending activities, the Bank seeks to develop sound credits with customers who will grow with the Bank. There has not been an effort to rapidly build the portfolio and earnings at the sacrifice of asset quality.  At the same time, the extension of credit inevitably carries some risk of non-payment (see Provision for Credit Losses).

The following table shows an analysis of nonperforming assets at the dates indicated:

	Analysis of nonperforming assets
(Dollars in thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Non-accrual loans - Commercial	$691	$628	$895

At September 30, 2007, the Bank had four loans totaling $691 thousand to three unrelated entities in non-accrual status; three of these loans to two unrelated entities totaling $628 thousand were in non-accrual status at December 31, 2006 and June 30, 2007.

•                  One loan in the amount of $583 thousand is the remaining balance of a relationship totaling $958 thousand recognized as impaired in September 2004 and placed in non-accrual status at that time. This loan is partially secured by real estate and by assignment of life insurance proceeds.  The specific reserves allocated to this loan are $426 thousand and collection proceedings continue.

•                  The second relationship has two loans totaling $45 thousand.  Collection proceedings continue; the Bank has established specific reserves of $45 thousand for these two loans.

•                  The third relationship has one loan of $63 thousand. Collection proceedings have commenced; the Bank has established specific reserves of $32 thousand for this loan.

At September 30, 2007, other loans totaling $154 thousand were considered potential problem loans and fully reserved for in the allowance for loan losses. An additional $33 thousand of loans (two loans) were past due over ninety days but still accruing interest. Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. During 2007, there were no amounts included in gross interest income attributable to loans in non-accrual status. There was no real estate owned at any time during 2007.

Investment Portfolio. At September 30, 2007, the carrying value of the investment securities portfolio was approximately $9 million, a decrease of approximately $2 million from the carrying value of $11 million at December 31, 2006. Treasury Notes of $2 million were allowed to mature in August 2007 and reinvested in Federal funds pending loan closings.  The Bank currently classifies its entire securities portfolio as available for sale. Increases in the portfolio will occur whenever deposit growth outpaces loan demand and the forecast for growth is such that the investment of excess liquidity in investment securities (as opposed to short term investments such as Federal funds) is warranted. In general, the Bank’s investment policy is to acquire direct U.S. Treasury securities and fully guaranteed U.S. government agency issues with a remaining maturity of four years or less. As the Bank develops its loan portfolio, it anticipates that it will maintain the average maturity of the securities portfolio at two years or less. In addition, the Bank has purchased Federal Reserve stock in accordance with regulation and expects to maintain small equity positions in stock in two banker’s banks to facilitate loan participations.

The following table provides information regarding the composition of the Bank’s investment securities portfolio at the dates indicated.

	Investment in Securities and Stocks

	September 30, 2007		December 31, 2006		September 30, 2006
		Percent		Percent		Percent
(In thousands)	Amount	of Total	Amount	of Total	Amount	of Total
Investment securities, at fair value:
U.S. Treasuries	$9,074	100.00%	$11,013	100.00%	$4,952	100.00%

Investments in stocks, at cost:
Federal Reserve Stock	405	86.72%	405	86.72%	405	86.72%
Corporate equities	62	13.28%	62	13.28%	62	13.28%
Total stocks	$467	100.00%	$467	100.00%	$467	100.00%

Corporate equities are comprised of common stock in two “bankers’ banks” and are generally not readily marketable.

3. LIQUIDITY AND CAPITAL RESOURCES.

The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. The Bank’s principal sources of funds for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits, and the payment for checks drawn upon it. The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions and Federal funds sold. The levels of such assets are dependent on the Bank’s lending, investment and operating activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and loan demand, both current and anticipated. At September 30, 2007, the Bank’s cash and cash equivalents totaled $10 million, a decrease of $22 million from December 31, 2006, primarily as the result of increases in the loan portfolio and secondarily to seasonal fluctuation in the securities sold under agreement to repurchase program.

At September 30, 2007, the Bank could have drawn upon $8.5 million unsecured Federal funds borrowing facilities from other financial institutions; no amounts were outstanding under these facilities. The Company believes its levels of liquidity and capital are adequate to conduct the business of the Company and Bank.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At September 30, 2007, the Bank was in full compliance with these guidelines, as follows:

			Minimum Ratios
	September 30, 2007	December 31, 2006	To be “Adequately Capitalized”	To be “Well Capitalized”
Total capital:
Company	17.3%	19.1%	8.0%	N/A
Bank	14.3%	15.7%	8.0%	10.0%
Tier I:
Company	16.1%	17.8%	4.0%	—
Bank	13.1%	14.4%	4.0%	6.0%
Leverage Total:
Company	14.2%	15.1%	4.0%	—
Bank	11.6%	12.2%	4.0%	5.0%

ITEM 3 — CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Bank’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 — Legal Proceedings

In the ordinary course of its business, the Company may become involved in routine legal proceedings.  At September 30, 2007, the Company is a party to a lawsuit filed by a loan customer alleging, primarily, the lack of commercially reasonable efforts to collect loan repayments from collateral liquidation by the Company. The plaintiffs are seeking release of remaining debts in the amount of $583 thousand, release of remaining collateral related thereto and certain damages approximating $3million. The Company believes that the allegations are without merit and will vigorously defend itself against the lawsuit. The Company believes that it will not incur any loss from the suit.

        Item 2 — Unregistered Sale of Equity Securities and Use of Proceeds

                        (a)   Sales of Unregistered Securities.     None

                        (b)   Use of Proceeds.     Not applicable.

                        (c)   Small Business Issuer Purchases of Securities.     None

                        Item 3. — Default upon Senior Securities.     None

                        Item 4 — Submission of Matters to a Vote of Security Holders.     None

        Item 5 — Other Information

        (a)   Information Required to be Reported on Form 8-K.     None

        (b)   Changes in Security Holder Nomination Procedures.     None

        Item 6 - Exhibits

Exhibit No.	Description of Exhibits

3(a)	Certificate of Incorporation of the Company, as amended (1)
3(b)	Bylaws of the Company (1)
10(a)	Employment Agreement between Richard J. Morgan and the Company (2)
10(b)	Employment Agreement between Lamont Thomas and the Company (3)
10(c)	2004 Non Incentive Option Plan (4)
10(d)	First Amendment to Employment Agreement between Lamont Thomas and the Company (5)
10(e)	Employment Agreement between Michael T. Storm and CommerceFirst Bank attached hereto
11	Statement Regarding Computation of Per Share Income- See Notes to Financial Statements
21	Subsidiaries of the Registrant

The sole subsidiary of the Registrant is CommerceFirst Bank, a Maryland chartered commercial bank.

31(a)	Certification of Richard J. Morgan, President and CEO
31(b)	Certification of Michael T Storm, Senior Vice President and CFO
32(a)	Certification of Richard J. Morgan, President and Chief Executive Officer
32(b)	Certification of Michael T. Storm, Senior Vice President and Chief Financial Officer
99(a)	Amended and Restated Organizers Agreement (6)

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

(2)                                  Incorporated by reference to exhibit 10(b) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

(3)                                  Incorporated by reference to exhibits 10(c) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

(4)                                  Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119988).

(5)                                  Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

(6)                                  Incorporated by reference to exhibit s 99(b) and  99(d) to the  Company’s  Registration  Statement on Form SB-2, as amended (File No. 333-91817)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCEFIRST BANCORP, INC.

Date: October 25, 2007	By:	/s/ Richard J. Morgan
Richard J. Morgan, President and Chief Executive Officer

Date: October 25, 2007	By:	/s/ Michael T. Storm
Michael T. Storm, Senior Vice President and Chief Financial Officer