Form 10KSB
period 2007-12-31
COMMERCEFIRST BANCORP INC
filed 2008-03-11
CIK 1098813

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

The issuer’s revenues for the fiscal year ended December 31, 2007 were approximately $11.44 million.

The aggregate market value of the outstanding Common Stock held by non-affiliates as of March 6, 2008 was approximately $15,593,832.

As of March 6, 2008, the number of outstanding shares of the Common Stock, $0.01 par value, of CommerceFirst Bancorp, Inc. was 1,820,548.

Transitional Small Business Disclosure Format Yes  ☐  No  ☒ .

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are hereby incorporated by reference in this Form 10-KSB:  the Company’s Annual Report to Shareholders for the Year Ended December 31, 2007 —Part II ; the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2008 — Part III.

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

The Bank operates from its headquarters in Annapolis, Maryland, and from branch offices in Lanham (opened in September 2004), Glen Burnie (opened in June 2006), Columbia (opened in August 2006), and Severna Park (opened in June 2007) Maryland.  The Bank does not anticipate opening any additional branches during 2008. The Bank believes it is well positioned to continue to grow assets and increase shareholder value while maintaining loan quality and individualized customer service.

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

Description of Services.  The Bank offers full commercial banking services to its business and professional clients. The Bank emphasizes providing commercial banking services to sole proprietorships, small and medium-sized businesses, partnerships, corporations, and non-profit organizations and associations in and near the Bank’s primary service areas.  Limited retail banking services are offered to accommodate the individual needs of commercial customers as well as members of the communities the Bank serves.

The Bank’s loan portfolio consists of business and real estate loans. The business loans generally have variable rates and/or short maturities where the cash flow of the borrower is the principal source of debt service, with a secondary emphasis on collateral.  Real estate loans are made generally on commercial property and are structured with fixed rates that adjust in three to five years, generally with maturities of five to ten years, or with variable rates tied to various external indices and adjusting as the indices change. The Company’s portfolio contains a small amount of acquisition and construction loans (approximately $1million) which are well secured.

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

The Bank’s lending activities carry the risk that the borrowers will be unable to perform on their obligations.  As such, interest rate policies of the Federal Reserve Board as well as national and local economic conditions can have a significant impact on the Bank’s and the Company’s results of operations.  To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full in a timely manner, resulting in decreased earnings or losses to the Bank.  To the extent the Bank makes fixed rate loans, general increases in interest rates will tend to reduce the Bank’s spread as the interest rates the Bank must pay for deposits increase while interest income is flat.  Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.

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

Other services for business accounts include Internet banking services and cash management services.

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

Source of Business.  Management believes that the market segments which the Bank targets, small to medium sized businesses and the professional base of the Bank’s market area, demand the convenience and personal service that a smaller, independent financial institution such as the Bank can offer.  It is these themes of convenience and personal service that form the basis for the Bank’s business development strategies.  The Bank provides services from its strategically located main office in Annapolis, Maryland, and from its branch offices in Lanham, Glen Burnie, Columbia, and Severna Park, Maryland. It believes these locations meet the needs of the Bank’s existing and potential customers, and provide prospects for additional growth and expansion.

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

Employees

At December 31, 2007 the Bank employed 35 full time equivalents, two of whom are executive officers. The Chairman of the Board, an attorney in private practice, devotes considerable time each month to the advancement of the Bank, principally in business development activities. The Company (as distinguished from the Bank) does not have any employees or officers who are not employees or officers of the Bank.  None of the Bank’s employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good.  The Bank provides a benefit program that includes health and dental insurance, a 401(k) plan, and life and long-term disability insurance for substantially all full time employees.

Market Area and Competition

Location and Market Area.  The main office and the headquarters are located at 1804 West Street, Annapolis, Maryland 21401.  The second office is located at 4451 Parliament Place, Lanham, Maryland 20706, and opened in the third quarter of 2004. The third office is located at 910 Cromwell Park Drive, Glen Burnie, Maryland 21061 and opened late in the second quarter of 2006. The fourth office is located at 6230 Old Dobbin Lane, Columbia, Maryland 20706 and opened in the third quarter of 2006. The Bank opened its fifth branch office located at 487 Ritchie Highway, Severna Park, Maryland 21146, in June 2007.

The Company is located in one of the most dynamic regions in the United States. The Federal Government has a major direct and indirect influence on the economies, infrastructure and land use management of Washington, D.C. and the Maryland and Virginia counties surrounding Washington.  According to the State of Maryland’s Department of Business and Economic Development (the “Department”), the region is the nation’s 4th largest market – with a population of 6.9 million and a workforce of 3.4 million – and is the home to three major airports, the nation’s capital and a highly educated workforce. The regional economy is perennially strong and diverse, boasts consistently high job growth and low unemployment and is increasingly service sector and small business oriented.  Information technology, the medical industry and tourism are all major growth industries for the region.  These industries are characterized by small niche oriented enterprises that thrive on their ability to tap the highly educated workforce and abundant access to the region’s substantial communications infrastructure.

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

Prince George’s County. Relocating and expanding businesses have been increasingly attracted to Prince George’s County due to its competitively priced land and buildings, an integrated transportation system, proximity to Washington, D.C., and attractive business incentives such as the county’s Revitalization Tax Credit, a new High Technology Incentive Package, Enterprise Zone benefits and a foreign trade zone.  Increasingly restrictive land use policies in Montgomery and Anne Arundel counties have provided significant growth opportunities in Prince George’s.  The county closely mirrors Anne Arundel County with respect to small business enterprises, with 97% of the over 14 thousand employers having fewer than 100 workers.  Furthermore, government is also a significant influence, with 75 thousand Federal, state and county employees, led by Andrews Air Force Base, which has 17 thousand employees, and the University of Maryland which has over 11 thousand employees.  Similar to Anne

Arundel County, large super-regional banking institutions have obtained additional market share in the suburban Washington market from the acquisition of many of the community banks that once existed in this area. Prince George’s County has a population of 805 thousand and an unemployment rate of 4.8%.  A favorable and accommodative business climate has helped fuel the strong housing market, with average sale prices above $300 thousand, and has attracted a highly educated workforce with an average household income of $55 thousand.

Howard County. Expansion into neighboring Howard County is a natural extension of the Bank’s strategic growth plan. Howard County is situated in the heart of the corridor between Washington, D.C. and Baltimore. Howard County’s geographic location has resulted in the substantial growth of a wide variety of industries, including high-tech and life science businesses, in addition to transportation and education related activities. Accessible to I-95 and I-70, the county is located within a 20-minute drive of Baltimore/Washington International Airport and the Port of Baltimore, and serves as a bedroom community for both Baltimore and Washington D.C. area employers, in addition to having a strong economic base of its own. Howard County’s almost 8 thousand businesses employ about 12 thousand workers; only 250 of those businesses have more than 100 workers. Like the other counties in which the Company operates, the population and workforce of Howard County are highly educated, and income levels are favorably high.  Per capita income for 2002 in Howard County was in excess of $45 thousand, as compared to $36 thousand for Maryland as a whole and almost $31,000 nationally.

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

The Bank.  The Bank, as a Maryland chartered commercial bank which is a member of the Federal Reserve System (a “state member bank”) and whose accounts are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum legal limits of the FDIC, is subject to regulation, supervision and regular examination by the Maryland Department of Financial Institutions and the Federal Reserve Board.  The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the Deposit Insurance Fund, and not for the purpose of protecting stockholders.

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

The Bank is subject to the provisions of Section 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W of the Federal Reserve Bank which place limits on the amount of loans or extensions of credit to affiliates (as defined in the Federal Reserve Act), investments in or certain other transactions with affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.  The law and regulation limit the aggregate amount of transactions with any individual affiliate to ten percent (10%) of the capital and surplus of the Bank and also limit the aggregate amount of transactions with all affiliates to twenty percent (20%) of capital and surplus.  Loans and certain other extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in the regulation, and the purchase of low quality assets from affiliates is generally prohibited. The law and Regulation W also, among other things, prohibit an institution from engaging in certain transactions with certain affiliates (as defined in the Federal Reserve Act) unless the transactions are on terms substantially the same, or at least as favorable to such institution and/or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated entities.  In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies.

The Bank is subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder on loans to executive officers, directors and principal stockholders.  Under Section 22(h), loans to a director, an executive officer or a greater-than-10% stockholder of a bank as well as certain affiliated interests of any of the foregoing may not exceed, together with all other outstanding loans to such person and affiliated interests, the loans-to-one-borrower limit applicable to national banks (generally 15% of the institution’s unimpaired capital and surplus), and all loans to all such persons in the aggregate may not exceed the institution’s unimpaired capital and unimpaired surplus.  Regulation O also prohibits the making of loans in an amount greater than $25,000 or 5% of capital and surplus but in any event not over $500,000, to directors, executive officers and greater-than-10% stockholders of a bank, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting.  Furthermore, Regulation O requires that loans to directors, executive officers and principal stockholders of a bank be made on terms substantially the same as those that are offered in comparable transactions to unrelated third parties unless the loans are made pursuant to a benefit or compensation program that is widely available to all employees of the bank and does not give preference to insiders over other employees.  Regulation O also prohibits a depository institution from paying overdrafts over $1,000 of any of its executive officers or directors unless they are paid pursuant to written pre-authorized extension of credit or transfer of funds plans.

All of the Bank’s loans to its and the Company’s executive officers, directors and greater-than-10% stockholders, and affiliated interests of such persons, comply with the requirements of Regulation W and 22(h) of the Federal Reserve Act and Regulation O.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency or the Office of Thrift Supervision shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  An institution’s CRA activities are considered in, among other things, evaluating mergers, acquisitions and applications to open a branch or facility, as well as determining whether the institution will be permitted to exercise certain of the powers allowed by the GLBA.  The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank was last examined for CRA compliance as of October 2005 and received a CRA rating of “satisfactory.”

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

State member banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets of 8%.  At least half of this amount (4%) should be in the form of core capital.  These requirements apply to the Bank and will apply to the Company (a bank holding company) once its total assets equal $500,000,000 or more, it engages in certain highly leveraged activities or it has publicly held debt securities.

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

Under recent guidance by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital.  It is possible that we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans, which may require us to obtain additional capital

Prompt Corrective Action.  Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates.  The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA.  Under the regulations, a bank shall be deemed to be: (i) “well capitalized” if it has a Total Risk Based Capital Ratio of 10.0% or more, a Tier 1 Risk Based Capital Ratio of 6.0% or more, a Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a Total Risk Based Capital Ratio of 8.0% or more, a Tier 1 Risk Based Capital Ratio of 4.0% or more and a Tier 1 Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized;” (iii) “undercapitalized” if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier 1 Risk based Capital Ratio that is less than 4.0% or a Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier 1 Risk Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

ITEM 2.  Description of Property.

The main office of the Bank and the executive offices of the Bank and the Company are located at 1804 West Street, Annapolis, Maryland, in a brick and masonry structure. The Company leases 8,100 square feet in the building under a five-year lease, which commenced in April 2000. Rent expense was $211,553, $196,842 and $192,017 for the years ended December 31, 2007, 2006 and 2005, respectively.   The Company has exercised the first of three five-year renewal options.

The second office of the Bank is located at 4451 Parliament Place, Lanham, Maryland in a masonry structure. The Bank leases 2,100 square feet in the building under a ten-year lease (with an exit option at the end of five years) which commenced in June 2004. Rent expense was $33,109, $31,317 and $29,274 for the years ended December 31, 2007, 2006 and 2005, respectively.

The third office of the Bank is located at 910 Cromwell Park Drive, Glen Burnie, Maryland in a masonry structure. The Bank leases 2,600 square feet in the building under a five-year lease (with one five-year renewal option) which commenced in June 2006.  Rent expense was $ 80,675 and $32,833 for the years ended December 31, 2007 and 2006 (partial year), respectively.

The fourth office of the Bank is located at 6230 Old Dobbin Lane, Columbia, Maryland in a masonry structure. The Bank leases 2,400 square feet in the building under a ten-year lease (with one five-year renewal option) which commenced in August 2006.  Rent expense was $70,006 and $20,233 for the years ended December 31, 2007 and 2006 (partial year), respectively.

The fifth office of the Bank is located at 485 Ritchie Highway, Severna Park, Maryland in a masonry structure. The Bank leases approximately 1,500 square feet in the building under a five-year lease (with two five-year renewal options) which commenced in June 2007. Rent expense was $26,761during 2007.

Management believes adequate insurance coverage is in force on all of its properties.

ITEM 3.  Legal Proceedings.

In the ordinary course of its business, the Company may become involved in routine legal proceedings.  At December 31, 2007, the Company is a party to a lawsuit filed by a loan customer alleging, primarily, the lack of commercially reasonable efforts to collect loan repayments from collateral liquidation by the Company. The plaintiffs are seeking release of remaining debts in the amount of $583 thousand, release of remaining collateral related thereto and certain damages approximating $3 million. The Company believes that the allegations are without merit and will vigorously defend itself against the lawsuit.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters.

(a) Market for Common Stock and Dividends. The information regarding the market for the Company’s Common Stock, the number of holders of the common stock and dividend history required under Item 5(a) is hereby incorporated herein by reference from the material under the caption “Market for Common Stock and Dividends” in the Company’s Annual Report for the fiscal year ended December 31, 2007.  See Item 11 of this annual report for Equity Compensation Plan Information.

Recent Sales of Unregistered Shares.   None.

(b) Use of Proceeds: Not applicable

(c) Issuer Repurchases of Securities during the Fourth Quarter of 2007.  None.

ITEM 6.  Management’s Discussion and Analysis.

The information required by this item is incorporated by reference to the material appearing under the caption “Management Discussion and Analysis” in the Company’s Annual Report to Shareholders for the year ended December 31, 2007.

ITEM 7. Financial Statements.

The information required by this item is incorporated by reference to the Consolidated Financial Statements contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2007.

ITEM 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 8A(T).  Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The management of CommerceFirst Bancorp, Inc. (the “Company”) is responsible for the preparation, integrity and fair presentation of the consolidated financial statements included in this Annual Report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining an effective internal control over financial reporting.  The Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize and report reliable financial data. The internal control system contains monitoring mechanisms, and appropriate actions are taken to correct identified deficiencies. Management believes that internal controls over financial reporting, which are subject to scrutiny by management and the Company’s internal auditors, support the integrity and reliability of the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. In addition, because of changes in conditions and circumstances, the effectiveness of internal control over financial reporting may vary over time.

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2007. This assessment was conducted based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control - Integrated Framework”. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007. Management’s assessment concluded that there were no material weaknesses within the Company’s internal control structure.  The 2007 end of year consolidated financial statements have been audited by the independent accounting firm of Trice Geary & Myers LLC (“TGM”). Personnel from TGM were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.  Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from TGM accompanies the financial statements.

The Board of Directors of the Company, acting through its Audit Committee (the “Committee”), is responsible for the oversight of the Company’s accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent auditors and approves decisions regarding the appointment or removal of members of the internal audit function. The Committee meets periodically with management, the independent auditors, and the internal auditors to insure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The independent auditors and the internal auditors have full and unlimited access to the Audit Committee, with or without the presence of the management of the Company, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

There were no changes in the Bank’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Bank’s internal control over financial reporting.

The annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 8B.  Other Information

None.

Part III

ITEM 9.  Directors, Executive Officers, Promoter, Control Persons and Corporate Governance of Registrant; Compliance with Section 16(a) of the Exchange Act.

The information required under Item 9 is hereby incorporated herein by reference from the material under the caption “Election of Directors” contained under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 16, 2008.

Code of Ethics.  The Company has adopted a Code of Ethics that applies to the President/Chief Executive Officer and Executive Vice President/Chief Financial Officer.  The Company will provide a copy of the Code of Ethics without charge upon written request directed to Candace M. Springmann, Corporate Secretary, CommerceFirst Bancorp, Inc, 1804 West Street, Annapolis, Maryland 21401.

There have been no material changes in the procedures by which shareholders may recommend nominees to the Company’s Board of Directors since the proxy statement for the 2007 annual meeting of shareholders.

ITEM 10. Executive Compensation

The information required by Item 10 is hereby incorporated herein by reference from the material under the caption “Election of Directors - Executive Compensation,” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 16, 2008.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans The following table sets forth information regarding outstanding options and other rights to purchase common stock under the Company’s compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	0		N/A	0
Equity compensation plans not approved by security holders	126,372	(1)	$10.00	0
Total	126,372		$10.00	0

(1) Column (a) reflects 106,372 shares of common stock subject to issuance upon the exercise of warrants issued to organizers of the Company and Bank under the Organizer’s Agreement and related Warrant Plan, as amended and restated, which provided for the issuance to organizers of warrants to purchase an aggregate of 15% of the number of shares sold in the Company’s initial registered offering of shares of its common stock.  The warrants are fully vested, and have a term ending in August 2010.  The warrants are subject to call by the Company upon the occurrence of certain events, and are subject to mandatory exercise or forfeiture upon certain regulatory events.  Column (a) also includes options to purchase 20,000 shares of common stock at an exercise price of $10.00 per share issuable to certain officers of the Company under the Company’s 2004 Non-qualified Stock Option Plan. No additional options may be issued under the Non-qualified Stock Option Plan.

The other information required by Item 11 is hereby incorporated herein by reference from the material under the caption “Voting Securities and Principal Shareholders” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 16, 2008.

ITEM 12.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 12 is hereby incorporated herein by reference from the material under the caption “Election of Directors” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 16, 2008.

ITEM 13.  Exhibits

Exhibit No.	Description of Exhibits

3(a)	Certificate of Incorporation of the Company, as amended (1)
3(b)	Bylaws of the Company (1)
10(a)	Employment Agreement between Richard J. Morgan and the Company (2)
10(b)	Employment Agreement between Lamont Thomas and the Company (3)
10(c)	2004 Non Incentive Option Plan (4)
10(d)	First Amendment to Employment Agreement between Lamont Thomas and the Company (5)
10(e)	Employment Agreement between Michael T. Storm and CommerceFirst Bank (6)
11	Statement regarding Computation of Per Share Income – Refer to Note 1 to the Consolidated Financial Statements included in Exhibit 13.
13	Annual Report to Shareholders
21	Subsidiaries of the Registrant

The sole subsidiary of the Registrant is CommerceFirst Bank, a Maryland chartered commercial bank.

23	Consent of Trice Geary & Myers, LLC
31(a)	Certification of Richard J. Morgan, President and CEO
31(b)	Certification of Michael T. Storm, Executive Vice President and Chief Financial Officer
32(a)	Certification of Richard J. Morgan, President and Chief Executive Officer
32(b)	Certification of Michael T. Storm, Executive Vice President and Chief Financial Officer
99(a)	Amended and Restated Organizers Agreement (7)

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

(2)           Incorporated by reference to exhibit 10(b) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

(3)           Incorporated by reference to exhibits 10(c) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

(4)           Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No.
333-119988).Incorporated by reference to Exhibit 4 to the Company’s to Registration Statement on Form S-8 (File No.
333-109138)

(5)           Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

(6)           Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

(7)           Incorporated by reference to exhibit s 99(b) and 99(d) to the Company’s Registration Statement on Form SB-2, as amended (File No. 333-91817)

ITEM 14                Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated herein by reference from the material under the caption “Independent Registered Public Accounting Firm” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 16, 2008.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCEFIRST BANCORP, INC

March 6, 2008	By:	/s/ Richard J. Morgan,
Richard J. Morgan, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

s/ Milton D. Jernigan II	Chairman of the Board of Directors	March 6, 2008
Milton D. Jernigan II	of the Company and the Bank

s/ Richard J. Morgan	Director, President and CEO of the	March 6, 2008
Richard J. Morgan	Company and the Bank
(Principal Executive Officer)

s/ Edward B. Howlin, Jr.	Director of the Company and the Bank	March 6, 2008
Edward B. Howlin, Jr.

s/ Charles L. Hurtt, Jr., CPA	Director of the Company and the Bank	March 6, 2008
Charles L. Hurtt, Jr., CPA

s/ Lamont Thomas	Director of Company and the Bank	March 6, 2008
Lamont Thomas

s/ Robert R. Mitchell	Director of the Company and the Bank	March 6, 2008
Robert R. Mitchell

s/ John A. Richardson, Sr.	Director of the Company and the Bank	March 6, 2008
John A. Richardson, Sr.

s/ George C. Shenk, Jr.	Director of the Company and the Bank	March 6, 2008
George C. Shenk, Jr.

	Director of the Company and the Bank	March , 2008
Jerome A. Watts

s/ Michael T. Storm	Executive Vice President/Chief Financial	March 6, 2008
Michael T. Storm	Officer of the Company and the Bank
(Principal Financial and Accounting Officer)