Form 10-Q
period 2008-03-31
COMMERCEFIRST BANCORP INC
filed 2008-04-25
CIK 1098813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission file number  000-51104

CommerceFirst Bancorp, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	52-2180744
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1804 West Street, Suite 200, Annapolis, MD 21401

(Address of Principal Executive Offices)

410-280-6695

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Securities Exchange Act).

Yes ☐  No ☒

As of April 24, 2008, the number of outstanding shares of registrant’s common stock, par value $0.01 per share was: 1,820,548

CommerceFirst Bancorp, Inc.

FORM 10-Q

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$2,162,825	$3,001,573
Federal funds sold	10,457,659	8,723,315
Cash and cash equivalents	12,620,484	11,724,888
Investment securities – available-for-sale, at fair value	9,272,340	9,167,700
Investments in restricted stocks, at cost	467,000	467,000
Loans receivable, net of allowance for loan losses of $1,691,000 at March 31, 2008 and $1,665,000 at December 31, 2007	131,656,214	124,669,790
Premises and equipment, net	1,035,239	1,097,927
Accrued interest receivable	735,001	742,766
Deferred income taxes	547,974	551,882
Other assets	285,941	388,630
Total Assets	$156,620,193	$148,810,583

LIABILITIES

Non-interest bearing deposits	$17,465,785	$19,245,887
Interest bearing deposits	115,364,887	104,161,959
Total deposits	132,830,672	123,407,846

Securities sold under agreements to repurchase	2,516,015	4,305,936
Accrued interest payable	209,780	201,253
Other liabilities	793,278	839,187
Total Liabilities	136,349,745	128,754,222

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; authorized 4,000,000 shares. Issued and outstanding: 1,820,548 shares at March 31, 2008 and December 31, 2007	18,205	18,205
Additional paid-in capital	17,852,931	17,852,931
Retained earnings	2,247,301	2,097,967
Accumulated other comprehensive income:
Net unrealized gain on securities available-for-sale	152,011	87,258
Total Stockholders’ Equity	20,270,448	20,056,361
Total Liabilities and Stockholders’ Equity	$156,620,193	$148,810,583

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	March 31,	March 31,
	2008	2007
Interest income:
Interest and fees on loans	$2,555,544	$2,188,259
U.S. Treasury securities	100,203	109,421
Investment in stocks	6,867	6,915
Federal funds sold	73,760	303,428
Total interest income	2,736,374	2,608,023
Interest expense:
Deposits	1,294,332	1,186,767
Repurchase agreements	15,131	37,232
Total interest expense	1,309,463	1,223,999
Net interest income	1,426,911	1,384,024

Provision for loan losses	9,277	45,000
Net interest income after provision for loan losses	1,417,634	1,339,024

Non-interest income:
Gain on sale of SBA loans	31,382	86,163
Service charges and other income	64,178	85,961
Total non-interest income	95,560	172,124

Non-interest expenses:
Compensation and benefits	742,417	624,794
Legal and professional	96,166	60,458
Rent and occupancy	137,471	113,115
Marketing and business development	23,172	31,376
Insurance	8,480	10,192
Data processing	33,015	29,206
Support services	33,560	30,483
Communications	25,868	24,852
Office supplies	15,060	20,847
SBA interest strip amortization	9,222	11,613
Depreciation and amortization	72,629	45,101
Other	93,387	78,765
Total non-interest expenses	1,290,447	1,080,802
Income before income taxes	222,747	430,346
Income tax expense	73,413	162,000
Net income	$149,334	$268,346
Basic earnings per share	$0.08	$0.15
Diluted earnings per share	$0.08	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Net income	$149,334	$268,346

Change in unrealized gains and (losses) on securities available-for-sale, net of tax	64,753	(480)
Total comprehensive income	$214,087	$267,866

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance December 31, 2006	$18,036	$17,683,450	$1,010,153	$(24,654)	$18,686,985

Net income – March 31, 2007			268,346		268,346

Net change in unrealized gains and (losses) on securities available-for-sale				(480)	(480)

Issuance of common stock, net of costs	169	169,481			169,650
Balance March 31, 2007	$18,205	$17,852,931	$1,278,499	$(25,134)	$19,124,501

Balance December 31, 2007	$18,205	$17,852,931	$2,097,967	$87,258	$20,056,361

Net income- March 31, 2008			149,334		149,334

Net change in unrealized gains on securities available-for-sale				64,753	64,753
Balance March 31, 2008	$18,205	$17,852,931	$2,247,301	$152,011	$20,270,448

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	March 31,	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$149,334	$268,346
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	72,629	45,101
Provision for loan losses	9,277	45,000
Provision for losses on unfunded commitments	1,500	1,500
Deferred income taxes	(40,210)	(17,958)
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	7,765	(16,111)
Decrease in other assets	102,691	93,008
Increase (decrease) in accrued interest payable	8,527	(7,848)
(Decrease) increase in other liabilities	(47,409)	163,016
Other	4,229	6,347
Net cash provided by operating activities	268,333	580,401

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in securities – available for sale	—	(2,997,188)
Maturities of investment securities	—	3,000,000
Increase in loans, net	(6,995,701)	(9,706,925)
Purchase of premises and equipment	(9,941)	(44,997)
Net cash used by investing activities	(7,005,642)	(9,749,110)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in non-interest bearing deposits, net	1,780,102	657,640
Net increase in other deposits	7,642,724	5,920,457
Net decrease in securities sold under agreements to repurchase	(1,789,921)	(5,521,818)
Exercise of warrants to purchase common stock	—	169,650
Net cash provided by financing activities	7,632,905	1,225,929

Net increase (decrease) in cash and cash equivalents	895,596	(7,942,780)
Cash and cash equivalents at beginning of period	11,724,888	32,355,480
Cash and cash equivalents at end of period	$12,620,484	$24,412,700

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,300,936	$1,231,847
Total increase (decrease) in unrealized gains (losses) on available for sale securities	$108,869	$(727)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.         The Company and its Significant Accounting Policies

Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The financial data at December 31, 2007 are derived from audited consolidated financial statements that are included in the Company’s Annual Report for the year ended December 31, 2007.  The financial data at March 31, 2008 and 2007 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.

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

	Three Months Ended March 31
	2008	2007
Weighted average shares outstanding	1,820,548	1,804,526
Common stock equivalents	5,673	36,958
Average common shares and equivalents	1,826,221	1,841,484
Net income	$149,334	$268,346
Basic earnings per share	$0.08	$0.15
Diluted earnings per share	$0.08	$0.15

Note 3.         Related Party Transactions

The Bank paid $10,470 during the first three months of 2008 for support services to a computer consulting firm of which a Director of the Bank is also a principal.  The Bank also paid $65,823 during the first three months of 2008 for various group insurance benefits and the 401k plan for which a Director of the Company and the Bank will ultimately receive commission compensation. Expenditures totaling less than $10,000 were paid to several entities in which directors were principals during the first three months of 2008. All of the above transactions have been consummated on terms equivalent to those that prevail in arms length transactions.

Executive officers, directors and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business.  These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers.  They do not involve more than normal risk of collectability or present other unfavorable terms. At March 31, 2008 the amounts of such loans outstanding were $4,126,199.

Deposit balances of executive officers, directors and their affiliated interests totaled $15.8 million at March 31, 2008. Affiliated interests of directors also held $135 thousand in securities sold under agreements to repurchase at March 31, 2008.

Note 4.         Commitments and contingencies

The Bank is a party to financial instruments in the normal course of business to meet the financing needs of its customers.  These financial instruments typically include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Outstanding commitments as of March 31, 2008 are as follows:

Loan commitments	$15,702,889
Unused lines of credit	$38,358,045
Letters of Credit	$1,707,526

Note 5.         Recent Relevant Accounting Pronouncements

The Company adopted FASB Statement No. 157 (SFAS 157), Fair Value Measurements in January 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements in 2008.

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

The Company continued its efforts to increase investments in loans during 2008 to better utilize its resources and leverage new capital obtained from the issuance of common stock in 2005. Loans increased by 5.6% during the first three months of 2008. The increase in loans and the recent decreases in market interest rates have resulted in increases in the Company’s interest income but a decline in its net interest margin.

The Company continued a pattern of asset and revenue growth during the first quarter of 2008 but operating results have been adversely affected through a rapidly declining interest rate environment and increased expenses relating to the Company’s growth. Key measurements and events for the period include the following:

•                  Total assets at March 31, 2008 increased by 5.2% to $156.6 million as compared to $148.8 million as of December 31, 2007.

•                  Net loans outstanding increased by 5.6% from $124.7 million as of December 31, 2007 to $131.7 million as of March 31, 2008.

•                  Deposits at March 31, 2008 were $132.8 million, an increase of $9.4 million or 7.6% from December 31, 2007.

•                  The Company’s net income decreased to $149 thousand, or 44.4%, for the three month period ended March 31, 2008 as compared to net income of $268 thousand for the three month period ended March 31, 2007.

•                  Net interest income, the Company’s main source of income, was $1.43 million during the three month period ended March 31, 2008 compared to $1.38 million for the same period in 2007.

•                  Non-interest income declined by $76 thousand or 44.4%, for the three month period ended March 31, 2008, as compared to the three month period ended March 31, 2007.

•                  Non-interest expenses increased by $210 thousand or 19.4%, for the three months ended March 31, 2008, as compared to the same period in 2007.

A discussion of the factors leading to these changes can be found in the discussion below.

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

The most significant accounting policies followed by CommerceFirst Bancorp, Inc. are presented in Note 1 to the Company’s annual audited consolidated financial statements included in  its Annual Report on Form 10-KSB for the year ended December 31, 2007. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses as the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

RESULTS OF OPERATIONS

General.

The Company reported a net profit of $149 thousand for the three-month period ended March 31, 2008 as compared to a net profit of $268 thousand for the three-month period ended March 31, 2007. While net interest income increased in 2008 as compared to 2007 by $43 thousand, the Company’s net interest income was negatively affected by the reduced interest rate environment initiated by the Federal Reserve Bank in late 2007 and continuing into 2008.  The reduced earnings are also the result of expense increases attributable to additional personnel required by the Bank’s branch expansion (the Bank opened a branch in June of 2007), expenses necessitated by the growth of the Bank’s loan portfolio, deposit insurance assessments begun in 2007 and other higher expenses associated with the new internet banking and core processing platforms which became operational in the second quarter of 2007.

Return on Average Assets and Average Equity. The following table shows the return on average assets and average equity for the period shown.

Return on Average Assets and Average Equity

	Three Months Ended		Year ended
	March 31,		December 31,
	2008	2007	2007

Return on Average Equity	2.94%	5.76%	7.47%

Return on Average Earning Assets	0.40%	0.80%	1.07%

Ratio of Average Equity to Average Assets	13.19%	13.47%	13.93%

Net Interest Income and Net Interest Margin. Net interest income is the amount by which interest earned on assets exceeds the interest paid on interest-bearing liabilities.  The Company’s principal interest earning assets are loans to businesses.  Interest-bearing liabilities consist primarily of savings accounts, money market accounts and certificates of deposit.  Generally, changes in net interest income are measured by net interest rate spread and net interest margin.  Net interest rate spread is equal to the difference between the average rate earned on interest earning assets and the average rate incurred on interest-bearing liabilities.  Net interest margin represents the difference between interest income (including net loan fees earned) and interest expense calculated as a percentage of average earning assets.

Total interest income increased by $128 thousand or 4.9% to $2.7 million for the three-month period ended March 31, 2008 as compared to $2.6 million for the same period in 2007.  This increase in interest income was attributable to the increase in average earning assets during the first quarter of 2008 of $12.9 million as compared to the same period in 2007. Interest income was adversely affected by the decline in the yield of the average earning assets from 7.7% in 2007 to 7.3% in 2008.

Interest expense increased by $85 thousand or 7.0% to $1.3 million for the three months ended March 31, 2008 as compared to $1.2 million during the first three months of 2007.  This increase was primarily attributable to increased average interest bearing liabilities of $11 million during 2008 as compared to 2007. The effect of the increased interest bearing liabilities was offset to some degree by the decline in the interest cost of the deposits from 4.8% in 2007 as compared to the interest cost of the funds of 4.6% during 2008.

The net interest income for the three-month period ended March 31, 2008 was $1.43 million as compared to $1.38 million for the same period in 2007.  Net interest income increased because of the increase in interest earning assets exceeded the increase in interest bearing liabilities during the first quarter of 2008 as compared to 2007. The affect of this net increase in earning assets over interest bearing liabilities was offset by the yield on the assets declining faster than the cost of the liabilities during market interest rate declines.

The following table shows the average balances and the rates of the various categories of the Company’s assets and liabilities. Nonperforming loans are included in average balances in the following table:

AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

	Three Months Ended March 31:
	2008			2007
	Average		Yield/	Average		Yield/
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest Earning Assets:
Loans receivable	$129,754	$2,555	7.90%	$101,272	$2,188	8.76%
Investment securities	9,698	107	4.43%	11,804	116	4.00%
Federal funds sold	10,006	74	2.97%	23,530	303	5.23%
Total Interest Earning Assets	149,458	2,736	7.34%	136,606	2,608	7.74%

Less allowance for loan losses	(1,725)			(1,634)
Non-Interest Earning Assets	5,711			5,221
Total Assets	$153,444			$140,193

	Three Months Ended March 31:
	2008			2007
	Average		Yield/	Average		Yield/
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Liabilities and Stockholders' Equity:
Interest -Bearing Liabilities:
Interest bearing demand deposits	$2,088	$2	038%	$2,356	$9	1.47%
Money market deposit accounts	19,955	135	2.71%	20,249	210	4.20%
Savings accounts	86	—	0.00%	145	—	0.00%
Certificates of deposit	88,440	1,157	5.25%	74,299	968	5.28%
Securities sold under agreements to repurchase	3,028	15	1.99%	5,694	37	2.65%
Total Interest Bearing Liabilities	113,597	1,309	4.62%	102,743	1,224	4.83%

Non-Interest Bearing Liabilities:
Demand deposits	18,653			17,643
Other	948			927
Total Liabilities	133,198			121,313
Stockholders' Equity	20,246			18,881
Total Liabilities and Equity	$153,444			$140,193
Net Interest Income		$1,427			$1,384

Net Interest Spread			2.72%			2.91%
Net Interest Margin			3.83%			4.11%

Yields on securities are calculated based on amortized cost.

Net interest margin was 3.8% in the first quarter of 2008, as compared to 4.1% in the comparable period in 2007. Interest spread was 2.7% in the first quarter of 2008, as compared to the 2.9% in the first quarter of 2007. The yield on interest earning assets declined at a faster rate than the decline in the cost of interest bearing liabilities resulting in the reduction of the net interest margin and net interest spread. The rapid market interest rate reductions have resulted in the rates earned on the Company’s loans, a significant proportion of which are floating rate loans which re-price the loans immediately with declines in market interest rates, declining faster than its interest bearing liabilities, which are comprised mostly of fixed rate certificates of deposit which will re-price at their maturity date

Non-Interest Income. Non-interest income principally consists of gains from the sale of the guaranteed portion of Small Business Administration loans and from deposit account services charges. For the three months ended March 31, 2008, gains on sales of SBA loans amounted to $31 thousand as compared to $86 thousand for the same period in 2007.  Generally, the Bank desires to sell the guaranteed portion of most additional SBA loans resulting in a continuing stream of income that may vary significantly from quarter to quarter, depending in part upon the volume of loans actually sold. Deposit account service charges amounted to $64 thousand during the three months ended March 31, 2008 as compared to $86 thousand for the same period in 2007. The decline results from the reduction in overdraft fees incurred by account holders.

Non-Interest Expense.  Non-interest expense totaled $1.3 million for the three-month period ended March 31, 2008 as compared to $1.1 million for the same period in 2007, a 19.4% increase. Compensation and benefit expense increased $117 thousand reflecting additional personnel required for a branch that was opened in June 2007 (thus incurring non-interest expense for the first three months of 2008 but no expenses in 2007) as well as personnel needed to manage the growth of the Company, particularly its loan portfolio. Other expenses increased because of an additional branch in operation during 2008 as compared to 2007, the additional expenses of upgraded data processing systems and products installed in the second quarter of 2007 as well as the general growth of the Company.

Income Tax Expense. During the three months ended March 31, 2008, the Company recorded an income tax expense of $73 thousand as compared to $162 thousand during the same period in 2007. Income tax expense was 33.0% of income before taxes in 2008 and 37.6% of income before taxes in 2007. The effective rate declined 5.9% because the effect of state tax rate changes to the effected deferred tax items.

FINANCIAL CONDITION.

General. The Company’s assets at March 31, 2008 were $156.6 million, an increase of $7.8 million or 5.23%, from December 31, 2007.  Gross loans totaled $133.4 million comprised of commercial real estate loans of $77.2 million, an increase of $4.2 million, or 5.8%, from December 31, 2007 and commercial loans of $56.2 million, an increase of $2.8 million, or 5.2% from December 31, 2007. At March 31, 2008, deposits totaled $132.8 million an increase of $9.4 million, or 7.6%, from December 31, 2007. Deposits at March 31, 2008 are comprised primarily of certificates of deposit of $92.7 million, Money Market accounts of $20.9 million, and noninterest bearing deposits of $17.5 million.

Loan Portfolio.  The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income.  At March 31, 2008, net loans were $131.7 million, a 5.6% increase from the $124.7 million in loans outstanding at December 31, 2007. In general, loans consist of internally generated loans and, to lesser degree, participation loans purchased from other local community banks.  Lending activity is generally confined to our immediate market areas. The strong growth is attributable to the satisfactory culmination of efforts to attract quality credits; there has been no dilution of credit underwriting standards. The percentage of total loans comprised of commercial real estate loans has increased as the Company has concentrated on this type of lending. The majority of these loans are secured by real property that is occupied by the borrowers’ businesses. The Company does not engage in foreign lending activities. The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

Loans receivable, net is comprised of the following:

	March 31, 2008		December 31,2007
		Percentage		Percentage
(In thousands)	Balance	of Loans	Balance	of Loans
Commercial	$56,196	42.1%	$53,437	42.3%
Commercial real estate	77,176	57.9%	72,933	57.7%
	133,372	100.0%	126,370	100.0%
Unearned loan fees, net	(25)		(35)
Allowance for loan losses	(1,691)		(1,665)
	$131,656		$124,670

The following table shows the interest rate sensitivity of the loan portfolio at March 31, 2008. Demand loans, loans without a stated maturity and overdrafts are reported as due in one year or less. Floating rate loans are reported to reflect the period until re-pricing.

	Interest rate sensitivity of loan portfolio

	One Year	After One Year	After Five
(In thousands)	or Less	through Five Years	Years	Total

	$62,244	$66,971	$4,157	$133,372

Provision for Loan Losses

The provision for loan losses represents the amount charged against earnings to increase the allowance for loan losses to the level deemed appropriate by management.  The provision for loan losses and the allowance for loan losses are based on management’s ongoing assessment of the Company’s credit exposure and consideration of certain other relevant factors.

The adequacy of the allowance for loan losses is evaluated based upon loan categories except for loans rated substandard, doubtful or loss, which are evaluated separately and assigned loss amounts based upon the evaluation.  Loss ratios are applied to each category of loan to determine estimated loss amounts.  Categories of loans are identified commercial, SBA and mortgage loans.  Loss ratios are determined based upon losses incurred adjusted for the effect of current economic conditions, any industry concentration or identified weakness in an industry, credit management and underwriting policies changes and secured versus unsecured nature of loan category. At March 31, 2008, the range of the loss ratios used to determine estimated losses by loan category were: commercial loans - 0.6%; SBA loans (unguaranteed portion) - 6.5% and real estate loans- 0.15% to 0.95%.  Additional losses are estimated resulting from additional identified risks factors, such as loans with underwriting exceptions, the level and direction of payment delinquencies and the level of large loans.  These additional loss estimates are not allocated to the separate loan categories.

The adequacy of the allowance for loan losses is also reviewed at least quarterly using risk ratings applied to the loans based upon rating criteria consistent with regulatory definitions.  The risk rating is adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and, in the case of commercial loans and commercial real estate loans, the normal periodic review of the underlying credit indicates that a change in risk rating is appropriate.  An estimated “low” and “high” loss percentage is applied to loans in each risk rating.  These loss percentages increase as the loan risk rating increases.  Loans rated as substandard, doubtful or loss are evaluated separately and assigned loss amounts based upon the separate evaluation.  Risks factors identified beyond individual loan risks, such as economic conditions, underwriting exceptions and loan concentrations are quantified based upon management’s estimations of loss exposure.  Loss percentages used are generally based upon management’s best estimates considering losses incurred.  Estimated “low” and “high” allowance for loan loss amounts are derived by accumulating the estimated losses using the “low” and “high” loss percentages for each risk rating and adding losses based upon separate loan evaluations and identified other risks.  The actual allowance for loan losses is compared to this range to ascertain that it is reasonably situated within the range. In addition, on at least a quarterly basis, the recorded allowance for loan losses (as a percent of loans) is compared to peer group levels to ascertain the reasonableness of the estimate. At March 31, 2008, the actual allowance for loan losses was between the “low” and “high” allowance amounts.

The provision for loan losses was $9 thousand during the three months ended March 31, 2008 as compared to $45 thousand for the three months ended March 31, 2007 reflecting the small amount of loan charge-offs but recognizing current economic conditions. Most of the increase in loans was in the real estate secured portfolio which has lower loss estimates.

The allowance for loan losses represents 1.27% and 1.32% of loans receivable at March 31, 2008 and December 31, 2007, respectively. The Company has no exposure to foreign countries or foreign borrowers.  Management believes that the allowance for loan losses is adequate for each period presented.

The activity in the allowance for credit losses is shown in the following table. All charge offs and recoveries relate to commercial loans.

	Three Months Ended	Year Ended
(In thousands)	March 31, 2008	December 31, 2007
Allowance for loan losses:
Beginning balance	$1,665	$1,614
Charge-offs:
Commercial loans	—	(72)
Recoveries:
Commercial loans	17	78
Net recoveries	17	6
Provision for loan losses	9	45
Ending balance	$1,691	$1,665

Additionally, the Company has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At March 31, 2008 the balance of this reserve was $43.5 thousand. The reserve, based on evaluations of the collectability of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

Asset Quality. In its lending activities, the Company seeks to develop sound credits with customers who will grow with the Company. There has not been an effort to rapidly build the portfolio and earnings at the sacrifice of asset quality.  At the same time, the extension of credit inevitably carries some risk of non-payment.

The following table shows an analysis of nonperforming assets at the dates indicated:

	Analysis of nonperforming assets
(Dollars in thousands)	March 31, 2008	December 31, 2007

Non-accrual loans - Commercial	$1,120	$1,125

At March 31, 2008 the Company had nine loans to six unrelated entities in non-accrual status; all of these loans were in non-accrual status at December 31, 2007.

One loan in the amount of $583 thousand is the remaining balance of a relationship totaling $958 thousand recognized as impaired in September 2004 and placed in non-accrual status at that time. This loan is partially secured by real estate and by assignment of life insurance proceeds.  The specific reserves allocated to this loan are $426 thousand and collection proceedings continue.

An affiliated group of borrowers have three commercial loans totaling $139 thousand for which no specific reserves have been established. Another borrower has a commercial loan in the amount of $174 thousand for which a specific reserve of $87 thousand has been established.  Collection proceedings are continuing on these loans.

Four other loans totaling $224 thousand were considered potential problem loans and $150 thousand specific reserves were established.

Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. During 2008, there were no amounts included in gross interest income attributable to loans in non-accrual status. There was no real estate owned at any time during 2008.

Investment Portfolio. At March 31, 2008, the carrying value of the investment securities portfolio was $9.3 million, an increase of $104 thousand from the carrying value of $9.2 million at December 31, 2007. The Company currently classifies its entire securities portfolio as available for sale. Increases in the portfolio will occur whenever deposit growth outpaces loan demand and the forecast for growth is such that the investment of excess liquidity in investment securities (as opposed to short term investments such as Federal funds) is warranted. In addition, the Company has purchased Federal Reserve stock in accordance with regulation and expects to maintain small equity positions in stock in two banker’s banks to facilitate loan participations.

The following table provides information regarding the composition of the Bank’s investment securities portfolio at the dates indicated.

	Investment in Securities and Stocks
	March 31, 2008		December 31, 2007
		Percent		Percent
(In thousands)	Amount	of Total	Amount	of Total
Investment securities, at fair value:
U.S. Treasuries	$9,272	100.00%	$9,168	100.00%

Investments in stocks, at cost:
Federal Reserve Stock	405	86.72%	405	86.72%
Corporate equities	62	13.28%	62	13.28%
Total stocks	$467	100.00%	$467	100.00%

The value of the U.S. treasury investment securities is derived from market quotes as reported to the Company by a third party brokerage firm. Corporate equities are comprised of common stock in two “bankers’ banks” and are generally not readily marketable.

Deposits are the major source of funds for lending and investment activities. Deposits increased $9.4 million (7.6%) to $133 million at March 31, 2008 from $123 million at December 31, 2007.  Non-interest bearing deposits decreased $1.8 million or 9.2%, money market accounts increased $4.6 million or 28.5% and certificates of deposit increased $7.3 million, or 8.6% during the three months ended March 31, 2008. Certificates of deposit in amounts of $100,000 and over totaled $77.8 million at March 31, 2008 and $74.0 at December 31, 2007.

Deposits are comprised of the following:

	March 31,	December 31,
(in thousands)	2008	2007

Non-interest bearing deposits	$17,466	$19,246
Savings deposits	66	36
Interest bearing demand deposits	22,564	18,708
Certificates of deposit	92,735	85,418
	$132,831	$123,408

LIQUIDITY AND CAPITAL RESOURCES.

The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. The Bank’s principal sources of funds for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits, and the payment for checks drawn upon it. The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions and Federal funds sold. The levels of such assets are dependent on the Bank’s lending, investment and operating activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and loan demand, both current and anticipated. At March 31, 2008, the Bank’s cash and cash equivalents totaled $12.6 million, an increase of $896 thousand from December 31, 2007, primarily as the result of increases in deposits.

At March 31, 2008, the Bank has $8.5 million available under unsecured Federal funds borrowing facilities from other financial institutions; no amounts were outstanding under these facilities. The Company believes its levels of liquidity and capital are adequate to conduct the business of the Company and Bank.

OFF-BALANCE SHEET ARRANGEMENTS

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and has not recorded or incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of the Bank. Outstanding letters of credit at March 31, 2008 total $1.7 million ($2.0 million at December 31, 2007).

Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. These commitments include commitments to lend funds as well as un-advanced loan funds. These commitments at March 31, 2008 totaled $54 million ($58 million at December 31, 2007). Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

CAPITAL ADEQUACY

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At March 31, 2008, the Company and the Bank was in full compliance with these guidelines, as follows:

			Minimum Ratios
	March 31, 2008	December 31, 2007	To be “Adequately Capitalized”	To be “Well Capitalized”

Total capital:
Company	15.8%	16.5%	8.0%	N/A
Bank	13.2%	13.7%	8.0%	10.0%
Tier I:
Company	14.6%	15.2%	4.0%	—
Bank	11.9%	12.4%	4.0%	6.0%
Leverage Total:
Company	13.1%	13.9%	4.0%	—
Bank	10.8%	11.3%	4.0%	5.0%

Under guidance by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital.  It is possible that we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans, which may require us to obtain additional capital, sooner than we otherwise would expect to.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31 2008  that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

In the ordinary course of its business, the Company may become involved in routine legal proceedings.  At March 31, 2008, the Company is a party to a lawsuit filed by a loan customer alleging, primarily, the lack of commercially reasonable efforts to collect loan repayments from collateral liquidation by the Company. The plaintiffs are seeking release of remaining debts in the amount of $583 thousand, release of remaining collateral related thereto and certain damages approximating $3 million. The Company believes that the allegations are without merit and will vigorously defend itself against the lawsuit.

Item 1A – Risk Factors

Not applicable

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities. None

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Securities. None

Item 3. – Defaults Upon Senior Securities.       None

Item 4 - Submission of Matters to a Vote of Security Holders.       None

Item 5 – Other Information

(a)	Information Required to be Reported on Form 8-K. None

(b)	Changes in Security Holder Nomination Procedures. None

Item 6 - Exhibits

Exhibit No.	Description of Exhibits

3(a)	Certificate of Incorporation of the Company, as amended (1)
3(b)	Bylaws of the Company (1)
10(a)	Employment Agreement between Richard J. Morgan and the Company (2)
10(b)	Employment Agreement between Lamont Thomas and the Company (3)
10(c)	2004 Non Incentive Option Plan (4)
10(d)	First Amendment to Employment Agreement between Lamont Thomas and the Company (5)
10(e)	Employment Agreement between Michael T. Storm and CommerceFirst Bank attached hereto (7)
11	Statement Regarding Computation of Per Share Income- See Notes to Financial Statements
21	Subsidiaries of the Registrant

The sole subsidiary of the Registrant is CommerceFirst Bank, a Maryland chartered commercial bank.

31(a)	Certification of Richard J. Morgan, President and CEO
31(b)	Certification of Michael T Storm, Senior Vice President and CFO
32(a)	Certification of Richard J. Morgan, President and Chief Executive Officer
32(b)	Certification of Michael T. Storm, Senior Vice President and Chief Financial Officer
99(a)	Amended and Restated Organizers Agreement (6)

(1)	Incorporated by reference to exhibit of the same number filed with the Company’s Registration Statement on Form SB-2, as amended, (File No. 333-91817)
(2)	Incorporated by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 17, 2007
(3)	Incorporated by reference to exhibits 10(c) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)
(4)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119988).
(5)	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.
(6)	Incorporated by reference to exhibit s 99(b) and 99(d) to the Company’s Registration Statement on Form SB-2, as amended (File No. 333-91817)
(7)	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCEFIRST BANCORP, INC.

Date: April 25, 2008	By:	/s/ Richard J. Morgan
Richard J. Morgan, President and Chief Executive Officer

Date: April 25, 2008	By:	/s/ Michael T. Storm
Michael T. Storm, Senior Vice President and Chief Financial Officer