Form 10-Q
period 2008-06-30
COMMERCEFIRST BANCORP INC
filed 2008-07-25
CIK 1098813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2008

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

As of July 24, 2008, the number of outstanding shares of registrant’s common stock, par value $0.01 per share was: 1,820,548

CommerceFirst Bancorp, Inc.

FORM 10-Q

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition
June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$4,598,272	$3,001,573
Federal funds sold	9,221,608	8,723,315
Cash and cash equivalents	13,819,880	11,724,888
Investment securities – available-for-sale, at fair value	6,105,000	9,167,700
Investments in restricted stocks, at cost	467,000	467,000
Loans receivable, net of allowance for loan losses of $1,741,000 at June 30, 2008 and $1,665,000 at December 31, 2007	138,436,695	124,669,790
Premises and equipment, net	985,404	1,097,927
Accrued interest receivable	619,114	742,766
Deferred income taxes	662,820	551,882
Other assets	296,439	388,630
Total Assets	$161,392,352	$148,810,583

LIABILITIES

Non-interest bearing deposits	$18,595,004	$19,245,887
Interest bearing deposits	117,279,992	104,161,959
Total deposits	135,874,996	123,407,846

Securities sold under agreements to repurchase	4,283,104	4,305,936
Accrued interest payable	194,911	201,253
Other liabilities	708,093	839,187
Total Liabilities	141,061,104	128,754,222

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; authorized 4,000,000 shares.
Issued and outstanding: 1,820,548 shares at June 30, 2008 and December 31, 2007	18,205	18,205
Additional paid-in capital	17,852,931	17,852,931
Retained earnings	2,407,445	2,097,967
Accumulated other comprehensive income:
Net unrealized gain on securities available-for-sale	52,667	87,258
Total Stockholders’ Equity	20,331,248	20,056,361
Total Liabilities and Stockholders’ Equity	$161,392,352	$148,810,583

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

For the Six and Three Months ended June 30, 2008 and 2007 (Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$5,051,386	$4,519,002	$2,505,064	$2,342,355
U.S. Treasury securities	195,110	225,060	94,907	115,639
Investment in stocks	12,943	12,990	6,076	6,075
Federal funds sold	102,502	470,767	28,742	167,340
Total interest income	5,361,941	5,227,819	2,634,789	2,631,409
Interest expense:
Deposits	2,519,087	2,335,823	1,224,755	1,149,056
Repurchase agreements	22,717	60,272	7,586	23,040
Total interest expense	2,541,804	2,396,095	1,232,341	1,172,096
Net interest income	2,820,137	2,831,724	1,402,448	1,459,313

Provision for loan losses	59,277	45,000	50,000	—
Net interest income after provision for loan losses	2,760,860	2,786,724	1,352,448	1,459,313

Non-interest income:
Gain on sale of SBA loans	130,047	154,854	98,665	68,691
Gain on sale of securities	40,431	—	40,431	—
Service charges and other income	116,879	147,742	52,701	61,780
Total non-interest income	287,357	302,596	191,797	130,471

Non-interest expenses:
Compensation and benefits	1,481,956	1,286,008	739,539	661,214
Legal and professional	159,218	106,743	63,052	46,285
Rent and occupancy	270,774	228,186	133,303	115,071
Marketing and business development	60,077	51,206	36,905	19,831
Core processing conversion	—	53,038	—	29,170
Insurance	17,960	20,385	9,480	10,193
Data processing	64,262	57,299	31,247	28,093
Support services	84,023	67,090	50,463	36,607
Communications	55,561	47,262	29,693	22,409
Office supplies	32,004	49,222	16,944	28,375
Depreciation and amortization	145,260	99,205	72,631	54,104
Other	190,009	115,431	96,622	60,534
Total non-interest expenses	2,561,104	2,181,075	1,279,879	1,111,886
Income before income taxes	487,113	908,245	264,366	477,898
Income tax expense	177,635	352,700	104,222	190,700
Net income	$309,478	$555,545	$160,144	$287,198
Basic earnings per share	$0.17	$0.31	$0.09	$0.16
Diluted earnings per share	$0.17	$0.30	$0.09	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Six and Three Months ended June 30, 2008 and 2007 (Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$309,478	$555,545	$160,144	$287,198

Reclassification adjustment for gain included in net income, net of tax	(24,663)	—	(24,663)	—

Change in unrealized gains and (losses) on securities available for sale, net of tax	(9,928)	(31,608)	(74,681)	(31,128)

Other comprehensive (loss)	(34,591)	(31,608)	(99,344)	(31,128)
Total comprehensive income	$274,887	$523,937	$60,800	$256,070

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance December 31, 2006	$18,036	$17,683,450	$1,010,153	$(24,654)	$18,686,985

Net income – June 30, 2007			555,545		555,545

Net change in unrealized losses on securities available-for-sale				(31,608)	(480)

Issuance of common stock, net of costs	169	169,481			169,650

Balance June 30, 2007	$18,205	$17,852,931	$1,565,698	$(56,262)	$19,380,572

Balance December 31, 2007	$18,205	$17,852,931	$2,097,967	$87,258	$20,056,361

Net income- June 30, 2008			309,478		309,478

Net change in unrealized gains on securities available-for-sale				(34,591)	(34,591)

Balance June 30, 2008	$18,205	$17,852,931	$2,407,445	$52,667	$20,331,248

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	June 30,	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$309,478	$555,545
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	145,260	99,205
Gain on sale of investment securities	(40,431)	—
Gain on sale of SBA loans	(130,047)	(154,854)
Provision for loan losses	59,277	45,000
Provision for losses on unfunded commitments	3,000	3,000
Deferred income taxes	(90,344)	(18,537)
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	123,652	(128,555)
Decrease in other assets	92,191	276,017
Decrease in accrued interest payable	(6,342)	(21,674)
(Decrease) increase in other liabilities	(134,094)	99,056
Other amortization and accretion. net	8,571	12,372
Net cash provided by operating activities	340,171	766,575

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in securities – available for sale	—	(2,997,187)
Maturities of investment securities	—	3,000,000
Proceeds from sale of investment securities	3,039,375	—
Proceeds from sales of SBA loans	1,972,967	1,708,001
Increase in loans, net	(15,669,102)	(14,138,836)
Purchase of premises and equipment	(32,737)	(451,218)
Net cash used by investing activities	(10,689,497)	(12,879,240)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in non-interest bearing deposits, net	(650,883)	2,788,264
Net increase (decrease) in other deposits	13,118,033	(327,881)
Net decrease in securities sold under agreements to repurchase	(22,832)	(6,544,335)
Exercise of warrants to purchase common stock	—	169,650
Net cash provided by (used in) financing activities	12,444,318	(3,914,302)

Net increase (decrease) in cash and cash equivalents	2,094,992	(16,026,967)
Cash and cash equivalents at beginning of period	11,724,888	32,355,480
Cash and cash equivalents at end of period	$13,819,880	$16,328,513

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$2,548,146	$2,417,769
Total decrease in unrealized gains/losses on available for sale securities	$(55,187)	$(47,890)

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

The financial data at December 31, 2007 are derived from audited consolidated financial statements that are included in the Company’s Annual Report for the year ended December 31, 2007. The financial data at June 30, 2008 and 2007 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Weighted average shares outstanding	1,820,548	1,812,581	1,820,548	1,820,548
Common stock equivalents	3,919	37,179	2,112	37,399
Average common shares and equivalents	1,824,467	1,849,760	1,822,660	1,857,947
Net income	$309,478	$555,545	$160,144	$287,198
Basic earnings per share	$0.17	$0.31	$0.09	$0.16
Diluted earnings per share	$0.17	$0.30	$0.09	$0.15

Note 3. Related Party Transactions

The Bank paid $25,083 during the first six months of 2008 for support services to a computer consulting firm of which a Director of the Bank is also a principal. The Bank also paid $129,036 during the first six months of 2008 for various group insurance benefits and the 401k plan for which a Director of the Company and the Bank ultimately receives commission compensation. Expenditures totaling less than $10,000 were paid to several entities in which directors were principals during the first six months of 2008. All of the above transactions have been consummated on terms equivalent to those that prevail in arms length transactions.

Executive officers, directors and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectability or present other unfavorable terms. At June 30, 2008 the amounts of such loans outstanding were $3,995,190.

Deposits and securities sold under agreements to repurchase held by executive officers, directors and their affiliated interests totaled $21.9 million at June 30, 2008.

Note 4. Commitments and contingencies

The Bank is a party to financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments typically include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Outstanding commitments as of June 30, 2008 are as follows:

Loan commitments	$15,223,600
Unused lines of credit	$35,948,382
Letters of Credit	$1,593,268

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

The Company continued its efforts to increase investments in loans during 2008. Loans increased by 11.0% during the first six months of 2008. The increase in loans and the recent decreases in market interest rates have resulted in increases in the Company’s interest income but a decline in its net interest margin.

The Company continued a pattern of asset and revenue growth during the first half of 2008 but operating results have been adversely affected through a rapidly declining interest rate environment and increased expenses relating to the Company’s growth. Key measurements and events for the period include the following:

•                  Total assets at June 30, 2008 increased by 8.5% to $161.4 million as compared to $148.8 million as of December 31, 2007.

•                  Net loans outstanding increased by 11.0% from $124.7 million as of December 31, 2007 to $138.4 million as of June 30, 2008.

•                  Deposits at June 30, 2008 were $135.9 million, an increase of $12.5 million or 10.1% from December 31, 2007.

•                  The Company’s net income decreased to $309 thousand, or 44.3%, for the six month period ended June 30, 2008 as compared to net income of $556 thousand for the six month period ended June 30, 2007.

•                  Net interest income, the Company’s main source of income, was $2.8 million during the six month periods ended June 30, 2008 and 2007.

•                  Non-interest income declined by $15 thousand or 5.0%, for the six month period ended June 30, 2008, as compared to the six month period ended June 30, 2007.

•                  Non-interest expenses increased by $380 thousand or 17.4%, for the six months ended June 30, 2008, as compared to the same period in 2007.

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

RESULTS OF OPERATIONS

General.

The Company reported a net profit of $309 thousand for the six-month period ended June 30, 2008 as compared to a net profit of $556 thousand for the six-month period ended June 30, 2007. Net interest income declined by $12 thousand during the first half of 2008 as compared to the first half of 2007. The Company’s net interest income was negatively affected by the reduced interest rate environment initiated by the Federal Reserve Bank in late 2007 and continuing into 2008. The reduced earnings are also the result of expense increases attributable to additional personnel required by the Bank’s branch expansion (the Bank opened a branch in June of 2007), expenses necessitated by the growth of the Bank’s loan portfolio, deposit insurance assessments begun in 2007 and other higher expenses associated with the new internet banking and core processing platforms which became operational during the second quarter of 2007.

The Company reported a net profit of $160 thousand for the three-month period ended June 30, 2008 as compared to a net profit of $287 thousand for the three-month period ended June 30, 2007. This decline was the result of the same factors mentioned in the above paragraph.

The following table shows the return on average assets and average equity for the period shown.

Return on Average Assets and Average Equity

	Six Months Ended		Year ended
	June 30,		December 31,
	2008	2007	2007

Return on Average Equity	3.05%	5.87%	7.47%

Return on Average Earning Assets	0.41%	0.83%	1.07%

Ratio of Average Equity to Average Assets	13.13%	13.83%	13.93%

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

Six Months Ended June 30, 2008

Net Interest Income and Net Interest Margin

Total interest income increased by $134 thousand or 2.6% to $5.4 million for the six months ended June 30, 2008 as compared to $5.2 million for the same period in 2007. This increase in interest income was attributable to the increase in average earning assets during the first quarter of 2008 of $16.4 million as compared to the same period in 2007. Interest income was adversely affected by the decline in the yield of the average earning assets from 7.9% in 2007 to 7.1% in 2008.

Interest expense increased by $146 thousand or 6.1% to $2.5 million for the six months ended June 30, 2008 as compared to $2.4 million during the first six months of 2007. This increase was primarily attributable to increased average interest bearing liabilities of $14.7 million during 2008 as compared to 2007. The effect of the increased interest bearing liabilities was offset to some degree by the decline in the interest cost of the deposits from 4.8% in 2007 as compared to the interest cost of the funds of 4.5% during 2008.

The net interest income for the six months ended June 30, 2008 was $2.82 million as compared to $2.83 million for the same period in 2007. Net interest income decreased because the yield on the interest earning assets declining faster than the cost of the interest bearing liabilities during the period of market interest rate declines. The effect of the declining interest rates was partially offset by the increase in interest earning assets exceeding the increase in interest bearing liabilities during 2008.

The following table shows the average balances and the rates of the various categories of the Company’s assets and liabilities. Nonperforming loans are included in average balances in the following table:

AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

	Six Months Ended June 30:
	2008			2007
	Average		Yield/	Average		Yield/
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest Earning Assets:
Loans receivable	$133,223	$5,051	7.60%	$104,442	$4,519	8.73%
Investment securities	9,445	208	4.42%	11,560	238	4.15%
Federal funds sold	7,976	103	2.59%	18,265	471	5.20%
Total Interest Earning Assets	150,644	5,362	7.14%	134,267	5,228	7.85%

Less allowance for loan losses	(1,719)			(1,673)
Non-Interest Earning Assets	5,670			5,344
Total Assets	$154,595			$137,938

	Six Months Ended June 30:
	2008			2007
	Average		Yield/	Average		Yield/
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Liabilities and Stockholders’ Equity:
Interest -Bearing Liabilities:
Interest bearing demand deposits	$1,814	$2	0.22%	$2,579	$19	1.48%
Money market deposit accounts	19,728	215	2.19%	20,661	427	4.17%
Savings accounts	63	—	0.00%	132	1	1.00%
Certificates of deposit	90,014	2,302	5.13%	71,975	1,889	5.29%
Securities sold under agreements to repurchase	3,040	23	1.52%	4,582	60	2.65%
Total Interest Bearing Liabilities	114,659	2,542	4.45%	99,929	2,396	4.84%

Non-Interest Bearing Liabilities:
Demand deposits	18,814			18,090
Other	828			838
Total Liabilities	134,301			118,857
Stockholders’ Equity	20,294			19,081
Total Liabilities and Equity	$154,595			$137,938
Net Interest Income		$2,820			$2,832

Net Interest Spread			2.69%			3.02%
Net Interest Margin			3.75%			4.25%

Yields on securities are calculated based on amortized cost.

Net interest margin was 3.8% in the first half of 2008, as compared to 4.3% in the comparable period in 2007. Interest spread was 2.7% in the first half of 2008, as compared to the 3.0% in the first half of 2007. The yield on interest earning assets declined at a faster rate than the decline in the cost of interest bearing liabilities resulting in the reduction of the net interest margin and net interest spread. The rapid market interest rate reductions have resulted in the rates earned on the Company’s loans, a significant proportion of which are floating rate loans which re-price the loans immediately with declines in market interest rates, declining faster than its interest bearing liabilities, which are comprised mostly of fixed rate certificates of deposit which will re-price at their maturity date

Provision for Loan Losses

The provision for loan losses was $59 thousand during the first half of 2008 as compared to $45 thousand during the first half of 2007, a 31.7% increase, reflecting increases in average loans and current economic uncertainties.

Non-Interest Income.

Non-interest income principally consists of gains from the sale of investment securities and the guaranteed portion of Small Business Administration loans and from deposit account services charges. For the six months ended June 30, 2008, gains on sales of SBA loans amounted to $130 thousand as compared to $155 thousand for the same period in 2007. Generally, the Bank desires to sell the guaranteed portion of most additional SBA loans resulting in a continuing stream of income that may vary significantly from quarter to quarter, depending in part upon the volume of loans actually sold. During June 2008, the Bank sold an investment security which resulted in a gain of $40 thousand. No securities were sold in 2007. Deposit account service charges amounted to $117 thousand during the six months ended June 30, 2008 as compared to $148 thousand for the same period in 2007. The decline results from the reduction in overdraft fees incurred by account holders.

Non-Interest Expense.

Non-interest expense totaled $2.6 million for the six-month period ended June 30, 2008 as compared to $2.2 million for the same period in 2007, a 17.2% increase. Compensation and benefit expense increased $196 thousand reflecting additional personnel required for a branch that was opened in June 2007 thus incurring non-interest expense for the first six months of 2008 but only one month of such expenses in the six month ended June 30, 2007, as well as personnel needed to manage the growth of the Company, particularly its loan portfolio. Other expenses increased because of the additional branch. Non-interest expenses also increased because of the deposit insurance assessment by the FDIC in 2008 (none in 2007), the additional expenses of upgraded data processing systems and products installed in the second quarter of 2007 as well as the general growth of the Company.

Income Tax Expense.

During the six months ended June 30, 2008, the Company recorded an income tax expense of $178 thousand as compared to $353 thousand during the same period in 2007. Income tax expense was 36.5% of income before taxes in 2008 and 38.8% of income before taxes in 2007. The effective rate declined because of the effect on deferred tax items of state income tax rate changes in the first quarter of 2008.

Three Months Ended June 30, 2008

Net Interest Income and Net Interest Margin

Total interest income increased by $3 thousand or 0.1% for the three-month period ended June 30, 2008 as compared the same period in 2007. The increase in interest earning assets was offset by the reduction in the interest rates on the assets as the reduced interest rate environment continues to adversely affect interest earnings.

Interest expense increased by $60 thousand or 5.0% to $1.23 million for the three months ended June 30, 2008 as compared to $1.17 million during the first six months of 2007. This increase was primarily attributable to increased average interest bearing liabilities during 2008 as compared to 2007. The effect of the increased interest bearing liabilities was offset to some degree by the decline in the interest cost of the deposits.

The net interest income for the three-month period ended June 30, 2008 was $1.40 million as compared to $1.46 million for the same period in 2007. Net interest income decreased primarily because the interest earning assets are re-pricing downward faster than the interest bearing liabilities during the recent period of declining market interest rates.

Provision for Loan Losses

The provision for loan losses was $50 thousand during the three month period ended June 30, 2008 as compared to no provision during the three months ended June 30, 2007, reflecting increases in average loans and current economic uncertainties.

Non-Interest Income.

Non-interest income totaled $192 thousand for the three months ended June 30, 2008 as compared to $130 thousand during the three months ended June 30, 2007. For the three months ended June 30, 2008, gains on sales of SBA loans amounted to $99 thousand as compared to $69 thousand for the same period in 2007. During June 2008, the Bank sold an investment security which resulted in a gain of $40 thousand. No securities were sold in 2007. Deposit account service charges amounted to $53 thousand during the three months ended June 30, 2008 as compared to $62 thousand for the same period in 2007. The decline results from the reduction in overdraft fees incurred by account holders.

Non-Interest Expense.

Non-interest expense totaled $1.3 million for the three-month period ended June 30, 2008 as compared to $1.1 million for the same period in 2007, a 15.1% increase. Compensation and benefit expense increased $78 thousand, a 11.8% increase, reflecting additional personnel required for a branch that was opened in June 2007 thus incurring non-interest expense for the all three months of the quarter ended June 30, 2008 but only one month of such expenses in the quarter ended June 30, 2007, as well as personnel needed to manage the growth of the Company, particularly its loan portfolio. Other expenses also increased because of the additional branch. Non-interest expenses also increased because of the deposit insurance assessment by the FDIC in 2008 (none in 2007), the additional expenses of upgraded data processing systems and products installed in the second quarter of 2007 as personnel needed to manage the growth of the Company, particularly its loan portfolio.

Income Tax Expense.

During the three months ended June 30, 2008, the Company recorded an income tax expense of $104 thousand as compared to $191 thousand during the same period in 2007. Income tax expense was 39.4% of income before taxes in 2008 and 39.9% of income before taxes in 2007.

FINANCIAL CONDITION.

General. The Company’s assets at June 30, 2008 were $161.4 million, an increase of $12.6 million or 8.5%, from December 31, 2007. Gross loans totaled $140.2 million comprised of commercial real estate loans of $81.5 million, an increase of $8.6 million, or 11.8%, from December 31, 2007 and commercial loans of $58.6 million, an increase of $5.2 million, or 9.8% from December 31, 2007. At June 30, 2008, deposits totaled $135.9 million an increase of $12.5 million, or 10.1%, from December 31, 2007. Deposits at June 30, 2008 are comprised primarily of certificates of deposit of $95.9 million, Money Market accounts of $20.4 million, and noninterest bearing deposits of $18.6 million.

Loan Portfolio. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At June 30, 2008, net loans were $138.4 million, an 11.0% increase from the $124.7 million in loans outstanding at December 31, 2007. In general, loans consist of internally generated loans and, to lesser degree, participation loans purchased from other local community banks. Lending activity is generally confined to our immediate market areas. The strong growth is attributable to the satisfactory culmination of efforts to attract quality credits; there has been no dilution of credit underwriting standards. The percentage of total loans comprised of real estate loans has increased as the Company has concentrated on this type of lending. The majority of these loans (approximately 73.8% and 77.3% at June 30, 2008 and December 31, 2207, respectively) are secured by real property that is occupied by the borrowers’ businesses.

Loans secured by residential real estate are loans to investors for the financing of rental properties or other business ventures. Residential real estate loans include loans to local builders and developers for acquisition and development and home building totaling $1.7 million at June 30, 2008 and $.8 million at December 31, 2007. None of these loans are delinquent and all are performing satisfactorily at June 30, 2008.

The Company does not engage in foreign lending activities. The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

Loans receivable, net is comprised of the following:

	June 30, 2008		December 31, 2007
		Percentage		Percentage
(In thousands)	Balance	of Loans	Balance	of Loans
Commercial loans	$58,648	41.8%	$53,437	42.3%
Real estate loans secured by:
Residential real estate	15,872	11.3%	12,100	9.6%
Commercial real estate	65,685	46.9%	60,833	48.1%
Total real estate loans	81,557	58.2%	72,933	57.7%
	140,205	100.0%	126,370	100.0%
Unearned loan fees, net	(27)		(35)
Allowance for loan losses	(1,741)		(1,665)
	$138,437		$124,670

The following table shows the interest rate sensitivity of the loan portfolio at June 30, 2008. Demand loans, loans without a stated maturity and overdrafts are reported as due in one year or less. Floating rate loans are reported to reflect the period until re-pricing.

	Interest rate sensitivity of loan portfolio
	One Year	After One Year	After Five
(In thousands)	or Less	through Five Years	Years	Total

	$64,696	$72,004	$3,505	$140,205

Provision for Loan Losses

The provision for loan losses represents the amount charged against earnings to increase the allowance for loan losses to the level deemed appropriate by management.  The provision for loan losses and the allowance for loan losses are based on management’s ongoing assessment of the Company’s credit exposure and consideration of certain other relevant factors.

The adequacy of the allowance for loan losses is evaluated based upon loan categories except for loans rated substandard, doubtful or loss, which are evaluated separately and assigned loss amounts based upon the evaluation.  Loss ratios are applied to each category of loan to determine estimated loss amounts.  Categories of loans are identified commercial, SBA and mortgage loans.  Loss ratios are determined based upon losses incurred adjusted for the effect of current economic conditions, any industry concentration or identified weakness in an industry, credit management and underwriting policies changes and secured versus unsecured nature of loan category. At June 30, 2008, the range of the loss ratios used to determine estimated losses by loan category were: commercial loans - 0.50% to 0.57%; SBA loans (unguaranteed portion) - 6.5% and real estate loans- 0.15% to 0.95%.  Additional losses are estimated resulting from additional identified risks factors, such as loans with underwriting exceptions, the level and direction of payment delinquencies and the level of large loans.  These additional loss estimates are not allocated to the separate loan categories.

The adequacy of the allowance for loan losses is also reviewed at least quarterly using risk ratings applied to the loans based upon rating criteria consistent with regulatory definitions.  The risk rating is adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and, in the case of commercial loans and commercial real estate loans, the normal periodic review of the underlying credit indicates that a change in risk rating is appropriate.  An estimated “low” and “high” loss percentage is applied to loans in each risk rating.  These loss percentages increase as the loan risk rating increases.  Loans rated as substandard, doubtful or loss are evaluated separately and assigned loss amounts based upon the separate evaluation.  Risks factors identified beyond individual loan risks, such as economic conditions, underwriting exceptions and loan concentrations are quantified based upon management’s estimations of loss exposure.  Loss percentages used are generally based upon management’s best estimates considering losses incurred.  Estimated “low” and “high” allowance for loan loss amounts are derived by accumulating the estimated losses using the “low” and “high” loss percentages for each risk rating and adding losses based upon separate loan evaluations and identified other risks.  The actual allowance for loan losses is compared to this range to ascertain that it is reasonably situated within the range. In addition, on at least a quarterly basis, the recorded allowance for loan losses (as a percent of loans) is compared to peer group levels to ascertain the reasonableness of the estimate. At June 30, 2008, the actual allowance for loan losses was between the “low” and “high” allowance amounts.

The provision for loan losses was $59 thousand during the six months ended June 30, 2008 as compared to $45 thousand for the six months ended June 30, 2007 reflecting increases in loans and current economic conditions with recognition of the small amount of loan charge-offs incurred.

The allowance for loan losses represents 1.24% and 1.32% of loans receivable at June 30, 2008 and December 31, 2007, respectively. The Company has no exposure to foreign countries or foreign borrowers.  Management believes that the allowance for loan losses is adequate for each period presented.

The activity in the allowance for credit losses is shown in the following table. All charge offs and recoveries relate to commercial loans.

	Six Months Ended	Year Ended
(In thousands)	June 30, 2008	December 31, 2007
Allowance for loan losses:
Beginning balance	$1,665	$1,614
Charge-offs:
Commercial loans	—	(72)
Recoveries:
Commercial loans	17	78
Net recoveries	17	6
Provision for loan losses	59	45
Ending balance	$1,741	$1,665

Additionally, the Company has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At June 30, 2008 the balance of this reserve was $45 thousand. The reserve, based on evaluations of the collectability of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

Asset Quality. In its lending activities, the Company seeks to develop sound credits with customers who will grow with the Company. There has not been an effort to rapidly build the portfolio and earnings at the sacrifice of asset quality.  At the same time, the extension of credit inevitably carries some risk of non-payment.

The following table shows an analysis of nonperforming assets at the dates indicated:

	Analysis of Nonperforming Assets
(Dollars in thousands)	June 30, 2008	December 31, 2007

Non-accrual loans - Commercial	$1,234	$1,125

At June 30, 2008 the Company had eleven loans to eight unrelated entities in non-accrual status; all but two of these loans were in non-accrual status at December 31, 2007.

One loan in the amount of $583 thousand is the remaining balance of a relationship totaling $958 thousand recognized as impaired in September 2004 and placed in non-accrual status at that time. This loan is partially secured by real estate and by assignment of life insurance proceeds.  The specific reserves allocated to this loan are $426 thousand and collection proceedings continue.

An affiliated group of borrowers have three commercial loans totaling $130 thousand for which no specific reserves have been established. Another borrower has a commercial loan in the amount of $169 thousand for which a specific reserve of $69 thousand has been established.  Collection proceedings are continuing on these loans.

Six other loans totaling $352 thousand were considered potential problem loans and $253 thousand specific reserves were established.

Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. During 2008, there were no amounts included in gross interest income attributable to loans in non-accrual status. There was no real estate owned at any time during 2008.

Investment Portfolio. At June 30, 2008, the carrying value of the investment securities portfolio was $6.1 million, a decrease of $3.1 million from the carrying value of $9.2 million at December 31, 2007. In order to increase its short-term liquidity position, the Company sold a U.S. Treasury Note for with a carrying value of $3.0 million realizing a profit on the sale of $40 thousand in June 2008. The Company currently classifies its entire securities portfolio as available for sale. Increases in the portfolio will occur whenever deposit growth outpaces loan demand and the forecast for growth is such that the investment of excess liquidity in investment securities (as opposed to short term investments such as Federal funds) is warranted. In addition, the Company has purchased Federal Reserve stock in accordance with regulation and expects to maintain small equity positions in stock in two banker’s banks to facilitate loan participations.

The following table provides information regarding the composition of the Bank’s investment securities portfolio at the dates indicated.

	Investment in Securities and Stocks
	June 30, 2008		December 31, 2007
		Percent		Percent
(In thousands)	Amount	of Total	Amount	of Total
Investment securities, at fair value:
U.S. Treasuries	$6,105	100.00%	$9,168	100.00%

Investments in stocks, at cost:
Federal Reserve Stock	405	86.72%	405	86.72%
Corporate equities	62	13.28%	62	13.28%
Total stocks	$467	100.00%	$467	100.00%

The value of the U.S. treasury investment securities is derived from market quotes as reported to the Company by a third party brokerage firm. Corporate equities are comprised of common stock in two “bankers’ banks” and are generally not readily marketable.

Deposits. Deposits are the major source of funds for lending and investment activities. Deposits increased $12.5 million (10.1%) to $136 million at June 30, 2008 from $123 million at December 31, 2007.  Non-interest bearing deposits decreased $651 thousand or 3.4%, money market accounts increased $4.1 million or 25.3% and certificates of deposit increased $10.4 million, or 12.2% during the six months ended June 30, 2008. Certificates of deposit in amounts of $100 thousand or more totaled $69.8 million at June 30, 2008 and $74.0 at December 31, 2007.

Deposits are comprised of the following:

	June 30,	December 31,
(in thousands)	2008	2007

Non-interest bearing deposits	$18,595	$19,246
Savings deposits	40	36
Interest bearing demand deposits	21,372	18,708
Certificates of deposit:
Balances equal to or greater than $100,000	76,760	74,036
Balances less than $100,000	19,108	11,382
Total certificates of deposit	95,868	85,418
	$135,875	$123,408

LIQUIDITY AND CAPITAL RESOURCES.

The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. The Bank’s principal sources of funds for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits, and the payment for checks drawn upon it. The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions and Federal funds sold. The levels of such assets are dependent on the Bank’s lending, investment and operating activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and loan demand, both current and anticipated. At June 30, 2008, the Bank’s cash and cash equivalents totaled $13.8 million, an increase of $2.1 million from December 31, 2007, primarily as the result of increases in deposits and the sale of an investment security.

At June 30, 2008, the Bank has $8.5 million available under unsecured Federal funds borrowing facilities from other financial institutions; no amounts were outstanding under these facilities. The Company believes its levels of liquidity and capital is adequate to conduct the business of the Company and Bank.

OFF-BALANCE SHEET ARRANGEMENTS

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and has not recorded or incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of the Bank. Outstanding letters of credit at June 30, 2008 total $1.6 million ($2.0 million at December 31, 2007).

Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. These commitments include commitments to lend funds as well as un-advanced loan funds. These commitments at June 30, 2008 totaled $51 million ($58 million at December 31, 2007). Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

CAPITAL ADEQUACY

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At June 30, 2008, the Company and the Bank was in full compliance with these guidelines, as follows:

			Minimum Ratios
	June 30, 2008	December 31, 2007	To be “Adequately Capitalized”	To be “Well Capitalized”

Total capital:
Company	15.3%	16.5%	8.0%	N/A
Bank	12.7%	13.7%	8.0%	10.0%
Tier I:
Company	14.0%	15.2%	4.0%	—
Bank	11.5%	12.4%	4.0%	6.0%
Leverage Total:
Company	13.0%	13.9%	4.0%	—
Bank	10.7%	11.3%	4.0%	5.0%

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2008  that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

In the ordinary course of its business, the Company may become involved in routine legal proceedings.  At June 30, 2008, the Company is a party to a lawsuit filed by a loan customer alleging, primarily, the lack of commercially reasonable efforts to collect loan repayments from collateral liquidation by the Company. The plaintiffs are seeking release of remaining debts in the amount of $583 thousand, release of remaining collateral related thereto and certain damages approximating $3 million. The Company and the plaintiffs have entered into an agreement to settle the suit. The Company did not incur any losses under the agreement.

Item 1A – Risk Factors

Not applicable

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds

(a)   Sales of Unregistered Securities.     None

(b)   Use of Proceeds.  Not applicable.

(c)   Issuer Purchases of Securities.        None

Item 3. – Defaults Upon Senior Securities.    None

Item 4 - Submission of Matters to a Vote of Security Holders.

At the Company’s annual shareholders’ meeting held on April 16, 2008, the shareholders of the Company elected Milton D. Jernigan, II, John A. Richardson, Sr., and Jerome A. Watts as directors for three-year terms, all with 1,579,623 votes for and 1,214 votes withheld. There were no solicitations in opposition to management’s nominees and all such nominees were elected. These director-nominees were incumbent directors previously elected by the shareholders to three-year terms. Directors continuing in office are Edwin B. Howlin, Jr, Charles L. Hurtt, Jr, Robert R. Mitchell, Richard J Morgan, George C. Shenk, Jr. and Lamont Thomas.

Item 5 – Other Information

(a)          Information Required to be Reported on Form 8-K.        None

(b)   Changes in Security Holder Nomination Procedures.    None

Item 6 - Exhibits

Exhibit No.	Description of Exhibits

3(a)	Certificate of Incorporation of the Company, as amended (1)
3(b)	Bylaws of the Company (1)
10(a)	Employment Agreement between Richard J. Morgan and the Company (2)
10(b)	Employment Agreement between Lamont Thomas and the Company (3)
10(c)	2004 Non Incentive Option Plan (4)
10(d)	First Amendment to Employment Agreement between Lamont Thomas and the Company (5)
10(e)	Employment Agreement between Michael T. Storm and CommerceFirst Bank attached hereto (7)
11	Statement Regarding Computation of Per Share Income- See Notes to Financial Statements
21	Subsidiaries of the Registrant - The sole subsidiary of the Registrant is CommerceFirst Bank, a Maryland chartered commercial bank.
31(a)	Certification of Richard J. Morgan, President and CEO
31(b)	Certification of Michael T. Storm, Senior Vice President and CFO
32(a)	Certification of Richard J. Morgan, President and Chief Executive Officer
32(b)	Certification of Michael T. Storm, Senior Vice President and Chief Financial Officer
99(a)	Amended and Restated Organizers Agreement (6)

(1)	Incorporated by reference to exhibit of the same number filed with the Company’s Registration Statement on Form SB-2, as amended, (File No. 333-91817)
(2)	Incorporated by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 17, 2007
(3)	Incorporated by reference to exhibits 10(c) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)
(4)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119988).
(5)	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.
(6)	Incorporated by reference to exhibit s 99(b) and 99(d) to the Company’s Registration Statement on Form SB-2, as amended (File No. 333-91817)
(7)	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCEFIRST BANCORP, INC.

Date: July 24, 2008	By:	/s/ Richard J. Morgan
Richard J. Morgan, President and Chief Executive Officer

Date: July 24, 2008	By:	/s/ Michael T. Storm
Michael T. Storm, Executive Vice President and Chief Financial Officer