Form 10-Q
period 2008-09-30
COMMERCEFIRST BANCORP INC
filed 2008-10-31
CIK 1098813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2008

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

Indicate by check whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Securities Exchange Act).    Yes ☐  No ☒

As of October 30, 2008, the number of outstanding shares of registrant’s common stock, par value $0.01 per share was: 1,820,548

CommerceFirst Bancorp, Inc.

FORM 10-Q

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2008 and December 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$2,950,643	$3,001,573
Federal funds sold	11,542,408	8,723,315
Cash and cash equivalents	14,493,051	11,724,888
Investment securities – available-for-sale, at fair value	6,095,160	9,167,700
Investments in restricted stocks, at cost	467,000	467,000
Loans receivable, net of allowance for loan losses of $1,795,000 at September 30, 2008 and $1,665,000 at December 31, 2007	140,030,168	124,669,790
Premises and equipment, net	929,612	1,097,927
Accrued interest receivable	689,727	742,766
Deferred income taxes	739,538	551,882
Other assets	500,569	388,630
Total Assets	$163,944,825	$148,810,583

LIABILITIES

Non-interest bearing deposits	$19,444,653	$19,245,887
Interest bearing deposits	121,447,605	104,161,959
Total deposits	140,892,258	123,407,846

Securities sold under agreements to repurchase	1,566,891	4,305,936
Accrued interest payable	205,553	201,253
Other liabilities	860,795	839,187
Total Liabilities	143,525,497	128,754,222

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; authorized 4,000,000 shares. Issued and outstanding: 1,820,548 shares at September 30, 2008 and December 31, 2007	18,205	18,205
Additional paid-in capital	17,852,931	17,852,931
Retained earnings	2,498,598	2,097,967
Accumulated other comprehensive income:
Net unrealized gain on securities available-for-sale	49,594	87,258
Total Stockholders’ Equity	20,419,328	20,056,361
Total Liabilities and Stockholders’ Equity	$163,944,825	$148,810,583

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

For the Nine and Three Months ended September 30, 2008 and 2007 (Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$7,587,752	$7,043,689	$2,536,366	$2,524,687
U.S. Treasury securities	261,980	333,716	66,870	108,656
Investment in stocks	19,085	19,065	6,142	6,075
Federal funds sold	160,317	586,103	57,815	115,336
Total interest income	8,029,134	7,982,573	2,667,193	2,754,754
Interest expense:
Deposits	3,789,785	3,535,114	1,270,698	1,199,291
Repurchase agreements	28,414	76,052	5,697	15,780
Total interest expense	3,818,199	3,611,166	1,276,395	1,215,071
Net interest income	4,210,935	4,371,407	1,390,798	1,539,683

Provision for loan losses	167,578	45,000	108,301	—
Net interest income after provision for loan losses	4,043,357	4,326,204	1,282,497	1,539,683

Non-interest income:
Gain on sale of SBA loans	222,116	234,522	92,069	79,668
Gain on sale of securities	40,431	—	—	—
Service charges and other income	180,743	212,449	63,864	64,707
Total non-interest income	443,290	446,971	155,933	144,375

Non-interest expenses:
Compensation and benefits	2,230,027	2,004,872	748,071	718,864
Legal and professional	206,403	164,232	47,185	57,489
Rent and occupancy	410,374	356,447	139,600	128,261
Marketing and business development	113,616	81,572	53,539	30,366
Core processing conversion	—	58,966	—	5,928
Insurance	32,940	31,405	14,980	11,020
Data processing	95,354	86,727	31,092	29,428
Support services	137,713	98,394	53,690	31,304
Communications	83,306	72,864	27,745	25,602
Office supplies	43,774	76,480	11,770	27,258
Depreciation and amortization	220,034	166,644	74,774	67,439
Other	276,251	213,820	86,242	98,389
Total non-interest expenses	3,849,792	3,412,423	1,288,688	1,231,348
Income before income taxes	636,855	1,360,955	149,742	452,710
Income tax expense	236,224	534,511	58,589	181,811
Net income	$400,631	$826,444	$91,153	$270,899
Basic earnings per share	$0.22	$0.46	$0.05	$0.15
Diluted earnings per share	$0.22	$0.45	$0.05	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Nine and Three Months ended September 30, 2008 and 2007 (Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007

Net income	$400,631	$826,444	$91,153	$270,899

Reclassification adjustment for gain included in net income, net of tax	(24,663)	—	—	—

Change in unrealized gains and (losses) on securities available for sale, net of tax	(13,001)	53,720	(3,073)	85,328

Other comprehensive (loss)	(37,664)	53,720	(3,073)	85,328

Total comprehensive income	$362,967	$880,164	$88,080	$356,227

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2006	$18,036	$17,683,450	$1,010,153	$(24,654)	$18,686,985

Net income – September 30, 2007			826,444		826,444

Net change in unrealized losses on securities available-for-sale				53,720	53,720

Issuance of common stock, net of costs	169	169,481			169,650
Balance at September 30, 2007	$18,205	$17,852,931	$1,836,597	$29,066	$19,736,799

Balance at December 31, 2007	$18,205	$17,852,931	$2,097,967	$87,258	$20,056,361

Net income- September 30, 2008			400,631		400,631

Net change in unrealized gains on securities available-for-sale				(37,664)	(37,664)

Balance at September 30, 2008	$18,205	$17,852,931	$2,498,598	$49,594	$20,419,328

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	September 30,	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$400,631	$826,444
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	220,034	166,644
Gain on sale of investment securities	(40,431)	—
Gain on sale of SBA loans	(222,116)	(234,522)
Provision for loan losses	167,578	45,000
Provision for losses on unfunded commitments	4,500	4,500
Deferred income taxes	(165,059)	(62,621)
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	53,039	(73,970)
(Increase) decrease in other assets	(111,939)	282,853
Decrease in accrued interest payable	4,300	1,472
Increase in other liabilities	17,108	1,263,034
Other amortization and accretion, net	13,335	17,556
Net cash provided by operating activities	340,980	2,236,390

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in securities – available for sale	—	(2,997,188)
Maturities of investment securities	—	5,000,000
Proceeds from sale of investment securities	3,039,375	—
Proceeds from sales of SBA loans	3,604,179	2,691,079
Increase in loans, net	(18,910,019)	(24,904,124)
Purchase of premises and equipment	(51,719)	(609,934)
Net cash used by investing activities	(12,318,184)	(20,820,167)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in non-interest bearing deposits, net	198,766	(589,711)
Net increase in other deposits	17,285,646	4,162,334
Net decrease in securities sold under agreements to repurchase	(2,739,045)	(7,784,514)
Exercise of warrants to purchase common stock	—	169,650
Net cash provided by (used in) financing activities	14,745,367	(4,042,241)

Net increase (decrease) in cash and cash equivalents	2,768,163	(22,626,018)
Cash and cash equivalents at beginning of period	11,724,888	32,355,480
Cash and cash equivalents at end of period	$14,493,051	$9,729,462

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$3,813,899	$3,609,694
Total (decrease) increase in unrealized gains/losses on available for sale securities	$(60,261)	$81,394

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

The financial data at December 31, 2007 are derived from audited consolidated financial statements that are included in the Company’s Annual Report for the year ended December 31, 2007.  The financial data at September 30, 2008 and 2007 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.

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

Note 2. Net Income per Common Share

Basic earnings per share of common stock are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by including the average dilutive common equivalents outstanding during the period unless their inclusion is anti-dilutive.  Dilutive common equivalent shares consist of stock options and warrants, calculated using the treasury stock method.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Weighted average shares outstanding	1,820,548	1,815,142	1,820,548	1,820,548
Common stock equivalents	—	39,847	—	27,660
Average common shares and equivalents	1,820,548	1,854,989	1,820,548	1,848,208
Net income	$400,631	$826,444	$91,153	$270,899
Basic earnings per share	$0.22	$0.46	$0.05	$0.15
Diluted earnings per share	$0.22	$0.45	$0.05	$0.15

Note 3. Related Party Transactions

The Bank paid $45,932 during the first nine months of 2008 for support services to a computer consulting firm of which a Director of the Bank is also a principal.  The Bank also paid $148,085 during the first nine months of 2008 for various group insurance benefits and the 401k plan for which a Director of the Company and the Bank ultimately receives commission compensation. Expenditures totaling less than $10,000 were paid to several entities in which directors were principals during the first nine months of 2008. All of the above transactions have been consummated on terms equivalent to those that prevail in arms length transactions.

Executive officers, directors and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business.  These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers.  They do not involve more than normal risk of collectability or present other unfavorable terms. At September 30, 2008 the amounts of such loans outstanding were $3.6 million.

Deposits and securities sold under agreements to repurchase held by executive officers, directors and their affiliated interests totaled $11.8 million at September 30, 2008.

Note 4. Commitments and contingencies

The Bank is a party to financial instruments in the normal course of business to meet the financing needs of its customers.  These financial instruments typically include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Outstanding commitments as of September 30, 2008 are as follows:

Loan commitments	$12,018,856
Unused lines of credit	$37,716,022
Letters of Credit	$1,568,268

Note 5. Recent Relevant Accounting Pronouncements

The Company adopted FASB Statement No. 157 (SFAS 157), Fair Value Measurements in January 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements in 2008. The clarifications and additional guidance regarding fair value measurement contained in the September 30, 2008 release number 2008-234 by the SEC Office of the Chief Account and FASB Staff had no material effect on the Company’s consolidated financial statements.

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

General

CommerceFirst Bancorp, Inc. (the “Company”) is the bank holding company for CommerceFirst Bank, a Maryland chartered commercial bank headquartered in Annapolis, Maryland (the “Bank”). The Bank was capitalized as a wholly owned subsidiary of the Company and commenced operations on June 29, 2000. The Company’s common stock trades on the NASDAQ Capital Market under the symbol “CMFB”.

The Company continued its efforts to increase investments in loans during 2008. Loans increased by 12.3% during the first nine months of 2008. The increase in loans and the recent decreases in market interest rates have resulted in increases in the Company’s interest income but a decline in its net interest margin.

The Company continued a pattern of asset growth during the nine months of 2008 as revenues remained relatively flat due to declines in market interest rates. Operating results have been adversely affected by a declining interest rate environment and increased expenses relating to the Company’s asset growth and a new branch opened in June 2007. Key measurements and events for the period include the following:

•      Total assets at September 30, 2008 increased by 10.2% to $163.9 million as compared to $148.8 million as of December 31, 2007.

•      Net loans outstanding increased by 12.3% from $124.7 million as of December 31, 2007 to $140.0 million as of September 30, 2008.

•      Deposits at September 30, 2008 were $140.9 million, an increase of $17.5 million or 14.2% from December 31, 2007.

•      The Company’s net income decreased to $401 thousand, or 51.5%, for the nine month period ended September 30, 2008 as compared to net income of $826 thousand for the nine month period ended September 30, 2007.

•      Net interest income, the Company’s main source of income, was $4.2 million during the nine month period ended September 30, 2008 as compared to $4.4 million during the same period in 2007, a 3.7% decline.

•      Non-interest income did not change considerably decreasing to $443 thousand during the nine month period ended September 30, 2008 from $447 thousand in the comparable period in 2007.

•      Non-interest expenses increased by $437 thousand or 12.8%, for the nine months ended September 30, 2008, as compared to the same period in 2007.

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

RESULTS OF OPERATIONS

General.

The Company reported a net profit of $401 thousand for the nine-month period ended September 30, 2008 as compared to a net profit of $826 thousand for the nine-month period ended September 30, 2007. Net interest income declined by $160 thousand during the nine months of 2008 as compared to the nine months of 2007. The Company’s net interest income was negatively affected by the reduced interest rate environment initiated by the Federal Reserve Bank in late 2007 and continuing into 2008.  The reduced earnings are also the result of expense increases attributable to additional personnel required by the Bank’s branch expansion (the Bank opened a branch in June of 2007), expenses necessitated by the growth of the Bank’s loan portfolio, the payment of deposit insurance assessments beginning in 2007 and other higher expenses associated with the new internet banking and core processing platforms which became operational during the second quarter of 2007.

The Company reported a net profit of $91 thousand for the three-month period ended September 30, 2008 as compared to a net profit of $271 thousand for the three-month period ended September 30, 2007. This decline was the result of the same factors mentioned in the above paragraph.

The following table shows the return on average assets and average equity for the period shown.

Return on Average Assets and Average Equity

	Nine Months Ended September 30,		Year ended December 31,
	2008	2007	2007
Return on Average Equity	2.63%	5.72%	7.47%
Return on Average Earning Assets	0.35%	0.82%	1.07%
Ratio of Average Equity to Average Assets	12.96%	13.94%	13.93%

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

Nine Months Ended September 30, 2008

Net Interest Income and Net Interest Margin

Total interest income increased by $47 thousand or 0.6% to $8.03 million for the nine months ended September 30, 2008 as compared to $7.98 million for the same period in 2007.  This increase in interest income was attributable to the increase in average earning assets during 2008 of $18.2 million (13.5%) as compared to the same period in 2007. Interest income was adversely affected by the decline in the yield of the average earning assets from 7.9% in 2007 to 7.0% in 2008.

Interest expense increased by $207 thousand or 5.7% to $3.8 million for the nine months ended September 30, 2008 as compared to $3.6 million during the first nine months of 2007.  This increase was primarily attributable to increased average interest bearing liabilities of $17.3 million (17.4%) during 2008 as compared to 2007. The effect of the increased interest bearing liabilities was offset to some degree by the decline in the interest cost of the deposits from 4.9% in 2007 as compared to the interest cost of the funds of 4.4% during 2008.

The net interest income for the nine months ended September 30, 2008 was $4.2 million as compared to $4.4 million for the same period in 2007.  Net interest income decreased because the yield on the interest earning assets declined faster than the cost of the interest bearing liabilities during the period of market interest rate declines. The effect of the declining interest rates was partially offset by the increase in interest earning assets exceeding the increase in interest bearing liabilities during 2008.

The following table shows the average balances and the rates of the various categories of the Company’s assets and liabilities. Nonperforming loans are included in average balances in the following table:

AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

	Nine Months Ended September 30:
	2008			2007
	Average		Yield/	Average		Yield/
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest Earning Assets:
Loans receivable	$135,163	$7,588	7.48%	$108,020	$7,043	8.72%
Investment securities	8,480	281	4.41%	11,143	353	4.24%
Federal funds sold	9,269	160	2.30%	15,564	586	5.03%
Total Interest Earning Assets	152,912	8,029	7.00%	134,727	7,982	7.92%

Less allowance for loan losses	(1,729)			(1,695)
Non-Interest Earning Assets	5,780			5,072
Total Assets	$156,963			$138,104

AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

Continued

	Nine Months Ended September 30:
	2008			2007
	Average		Yield/	Average		Yield/
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Liabilities and Stockholders’ Equity:
Interest -Bearing Liabilities:
Interest bearing demand deposits	$1,550	$3	0.26%	$2,504	$27	1.44%
Money market deposit accounts	18,391	286	2.07%	19,209	583	4.06%
Savings accounts	55	—	0.00%	159	1	0.84%
Certificates of deposit	93,905	3,501	4.97%	73,690	2,924	5.31%
Securities sold under agreements to repurchase	2,763	28	1.35%	3,784	76	2.69%
Total Interest Bearing Liabilities	116,664	3,818	4.36%	99,346	3,611	4.86%

Non-Interest Bearing Liabilities:
Demand deposits	19,028			18,531
Other	929			979
Total Liabilities	136,621			118,856
Stockholders’ Equity	20,342			19,248
Total Liabilities and Equity	$156,963			$138,104
Net Interest Income		$4,211			$4,371

Net Interest Spread			2.64%			3.06%
Net Interest Margin			3.67%			4.34%

Yields on securities are calculated based on amortized cost.

Net interest margin was 3.7% in the nine months of 2008, as compared to 4.3% in the comparable period in 2007. Interest spread was 2.6% in the nine months of 2008, as compared to the 3.1% in the nine months of 2007. The yield on interest earning assets declined at a faster rate than the decline in the cost of interest bearing liabilities resulting in the reduction of the net interest margin and net interest spread. Market interest rate reductions during 2008 have resulted in the rates earned on the Company’s loans, a significant proportion of which are floating rate loans which re-price the loans immediately with declines in market interest rates, declining faster than its interest bearing liabilities, which are comprised mostly of fixed rate certificates of deposit which will re-price at their maturity date.  Approximately 64% of the certificates of deposit mature within the next year. The net interest margin declined during the quarter ended September 30, 2008 and is subject to further decline in the event of near term future reductions in market interest rates.

Provision for Loan Losses

The provision for loan losses was $168 thousand during the nine months of 2008 as compared to $45 thousand during the nine months of 2007 reflecting increases in average loans, specific loan reserves on some loans offset somewhat by decreased reserves on other loans resulting from loan pay-downs and payoffs as well as the current economic uncertainties. The majority of the specific loan reserve increase relate to unguaranteed portion of loans partially guaranteed by the SBA.

Non-Interest Income.

Non-interest income principally consists of gains from the sale of investment securities and the guaranteed portion of Small Business Administration loans and from deposit account services charges. For the nine months ended September 30, 2008, gains on sales of SBA loans amounted to $222 thousand as compared to $235 thousand for the same period in 2007. Generally, the Bank desires to sell the guaranteed portion of most additional SBA loans resulting in a continuing stream of income that may vary significantly from quarter to quarter, depending in part upon the volume of loans actually sold. During June 2008, the Bank sold an investment security which resulted in a gain of $40 thousand. No securities were sold in 2007. Deposit account service charges amounted to $181 thousand during the nine months ended September 30, 2008 as compared to $212 thousand for the same period in 2007. The decline results from the reduction in overdraft fees incurred by account holders.

Non-Interest Expense.

Non-interest expense totaled $3.8 million for the nine-month period ended September 30, 2008 as compared to $3.4 million for the same period in 2007, a 12.8% increase. Compensation and benefit expense increased $225 thousand reflecting additional personnel required for a branch that was opened in June of 2007 thus incurring non-interest expense for the first nine months of 2008 but only four months of such expenses during the nine months ended September 30, 2007, as well as personnel needed to manage the growth of the Company, particularly its loan portfolio. Other expenses increased because of the additional branch. Non-interest expenses also increased because of the deposit insurance assessment by the Federal Deposit Insurance Corporation (FDIC) in 2008 (none in 2007), the additional expenses of upgraded data processing systems and products installed in the second quarter of 2007 as well as the general growth of the Company.  The Company expects that deposit insurance costs will significantly increase commencing in 2008 as a result of the seven basis point increase in premium brackets proposed by the FDIC.  The Company is currently evaluating participation in the program for unlimited insurance of noninterest bearing demand accounts being offered by the FDIC in connection with the Emergency Economic Stabilization Act, but has not yet made any decisions.

Income Tax Expense.

During the nine months ended September 30, 2008, the Company recorded an income tax expense of $236 thousand as compared to $535 thousand during the same period in 2007. Income tax expense was 37.1% of income before taxes in 2008 and 39.3% of income before taxes in 2007. The effective rate declined because of the effect on deferred tax items of state income tax rate changes in the first quarter of 2008.

Three Months Ended September 30, 2008

Net Interest Income and Net Interest Margin

Total interest income decreased by $88 thousand or 3.2% for the three-month period ended September 30, 2008 as compared the same period in 2007.  The increase in interest earning assets was offset by the reduction in the interest rates on the assets as the reduced interest rate environment continues to adversely affect interest earnings.

Interest expense increased by $61 thousand or 5.0% to $1.3 million for the three months ended September 30, 2008 as compared to $1.2 million during the first nine months of 2007.  This increase was primarily attributable to increased average interest bearing liabilities during 2008 as compared to 2007. The effect of the increased interest bearing liabilities was offset to some degree by the decline in the interest cost of the deposits.

The net interest income for the three-month period ended September 30, 2008 was $1.4 million as compared to $1.5 million for the same period in 2007.  Net interest income decreased primarily because the interest earning assets are re-pricing downward faster than the interest bearing liabilities during the recent period of declining market interest rates.

Provision for Loan Losses

The provision for loan losses was $108 thousand during the three month period ended September 30, 2008 as compared to no provision during the three months ended September 30, 2007, reflecting increases in average loans, higher reserves on some loans offset somewhat by decreased reserves on other loans resulting from loan pay-downs and payoffs as well as the current economic uncertainties.

Non-Interest Income.

Non-interest income totaled $156 thousand for the three months ended September 30, 2008 as compared to $144 thousand during the three months ended September 30, 2007. For the three months ended September 30, 2008, gains on sales of SBA loans amounted to $92 thousand as compared to $80 thousand for the same period in 2007.  Deposit account service charges amounted to $64 thousand during the three months ended September 30, 2008 as compared to $65 thousand for the same period in 2007.

Non-Interest Expense.

Non-interest expense totaled $1.3 million for the three-month period ended September 30, 2008 as compared to $1.2 million for the same period in 2007, a 4.7% increase. Compensation and benefit expense increased $29 thousand, a 4.1% increase, reflecting salary increases and increased costs of benefits. Other expenses increased because of deposit insurance assessments by the FDIC in 2008 (none in 2007) and other expenses resulting from the growth of the Company.

Income Tax Expense.

During the three months ended September 30, 2008, the Company recorded an income tax expense of $59 thousand as compared to $182 thousand during the same period in 2007. Income tax expense was 39.1% of income before taxes in 2008 and 40.2% of income before taxes in 2007.

FINANCIAL CONDITION.

General. The Company’s assets at September 30, 2008 were $163.9 million, an increase of $15.1 million or 10.2%, from December 31, 2007.  Net loans totaled $140.0 million comprised of commercial real estate loans of $85.7 million, an increase of $12.8 million, or 17.5%, from December 31, 2007 and commercial loans of $56.2 million, an increase of $2.7 million, or 5.1% from December 31, 2007. At September 30, 2008, deposits totaled $140.9 million, an increase of $17.5 million, or 14.2%, from December 31, 2007. Deposits at September 30, 2008 are comprised primarily of certificates of deposit of $107.2 million, Money Market accounts of $13.5 million, and noninterest bearing deposits of $19.4 million.

Loan Portfolio.  The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income.  At September 30, 2008, net loans were $140.0 million, a 12.3% increase from the $124.7 million in net loans outstanding at December 31, 2007. In general, loans consist of internally generated loans and, to lesser degree, participation loans purchased from other local community banks.  Lending activity is generally confined to our immediate market areas. The strong growth is attributable to the satisfactory culmination of efforts to attract quality credits; there has been no dilution of credit underwriting standards. The percentage of total loans comprised of real estate loans has increased as the Company has concentrated on this type of lending. Loans secured by real estate provide the Bank with tangible collateral to support the loans in the case of loan default which management believes is superior to intangible collateral typically securing commercial loans. The majority of the real estate loans (approximately 69.2% and 77.3% at September 30, 2008 and December 31, 2007, respectively) are secured by real property that is occupied by the borrowers’ businesses.

Loans secured by residential real estate are loans to investors for the financing of rental properties or other business ventures. Residential real estate loans include loans to local builders and developers for acquisition and development and home building totaling $1.9 million at September 30, 2008 and $.8 million at December 31, 2007. None of these loans are delinquent and all are performing satisfactorily at September 30, 2008.

The Company does not engage in foreign lending activities. The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

Loans receivable, net is comprised of the following:

	September 30, 2008		December 31, 2007
		Percentage		Percentage
(In thousands)	Balance	of Loans	Balance	of Loans
Commercial loans	$56,162	39.6%	$53,437	42.3%
Real estate loans secured by:
Residential real estate	18,218	12.8%	12,100	9.6%
Commercial real estate	67,475	47.6%	60,833	48.1%
Total real estate loans	85,693	60.4%	72,933	57.7%
	141,855	100.0%	126,370	100.0%
Unearned loan fees, net	(30)		(35)
Allowance for loan losses	(1,795)		(1,665)
	$140,030		$124,670

The following table shows the interest rate sensitivity of the loan portfolio at September 30, 2008. Demand loans, loans without a stated maturity and overdrafts are reported as due in one year or less. Floating rate loans are reported to reflect the period until re-pricing.

	Interest rate sensitivity of loan portfolio
	One Year	After One Year	After Five
(In thousands)	or Less	through Five Years	Years	Total

	$62,197	$76,163	$3,495	$141,855

Provision for Loan Losses

The provision for loan losses represents the amount charged against earnings to increase the allowance for loan losses to the level deemed appropriate by management.  The provision for loan losses and the allowance for loan losses are based on management’s ongoing assessment of the Company’s credit exposure and consideration of certain other relevant factors.

The adequacy of the allowance for loan losses is evaluated based upon loan categories except for loans rated substandard, doubtful or loss, which are evaluated separately and assigned loss amounts based upon the evaluation.  Loss ratios are applied to each category of loan to determine estimated loss amounts.  Categories of loans are identified commercial, SBA and mortgage loans.  Loss ratios are determined based upon losses incurred adjusted for the effect of current economic conditions, any industry concentration or identified weakness in an industry, credit management and underwriting policies changes and secured versus unsecured nature of loan category. At September 30, 2008, the range of the loss ratios used to determine estimated losses by loan category were: commercial loans - 0.50% to 0.58%; SBA loans (unguaranteed portion) - 6.25% (high rate reflects loss history and management’s recognition of the relative weaknesses in these loans) and real estate loans - 0.15% to 0.95%.  Additional losses are estimated resulting from additional identified risks factors, such as loans with underwriting exceptions, the level and direction of payment delinquencies and the level of large loans.  These additional loss estimates are not allocated to the separate loan categories.

The adequacy of the allowance for loan losses is also reviewed at least quarterly using risk ratings applied to the loans based upon rating criteria consistent with regulatory definitions.  The risk rating is adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and, in the case of commercial loans and commercial real estate loans, the normal periodic review of the underlying credit indicates that a change in risk rating is appropriate.  An estimated “low” and “high” loss percentage is applied to loans in each risk rating.  These loss percentages increase as the loan risk rating increases.  Loans rated as substandard, doubtful or loss are evaluated separately and assigned loss amounts based upon the separate evaluation.  Risks factors identified beyond individual loan risks, such as economic conditions, underwriting exceptions and loan concentrations are quantified based upon management’s estimations of loss exposure.  Loss percentages used are generally based upon management’s best estimates considering losses incurred.  Estimated “low” and “high” allowance for loan loss amounts are derived by accumulating the estimated losses using the “low” and “high” loss percentages for each risk rating and adding losses based upon separate loan evaluations and identified other risks.  The actual allowance for loan losses is compared to this range to ascertain that it is reasonably situated within the range. In addition, on at least a quarterly basis, the recorded allowance for loan losses (as a percent of loans) is compared to peer group levels to ascertain the reasonableness of the estimate. At September 30, 2008, the actual allowance for loan losses was between the “low” and “high” allowance amounts.

The provision for loan losses was $168 thousand during the nine months ended September 30, 2008 as compared to $45 thousand for the nine months ended September 30, 2007 reflecting increases in loans, specific reserves on some loans offset somewhat by decreased reserves on other loans resulting from loan pay-downs and payoffs as well as the current unsettled economic conditions.

The allowance for loan losses represents 1.27% and 1.32% of loans receivable at September 30, 2008 and December 31, 2007, respectively. The Company has no exposure to foreign countries or foreign borrowers.  Management believes that the allowance for loan losses is adequate for each period presented.

The activity in the allowance for credit losses is shown in the following table. All charge offs and recoveries relate to commercial loans.

(In thousands)	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
Allowance for loan losses:
Beginning balance	$1,665	$1,614
Charge-offs:
Commercial loans	(75)	(72)
Recoveries:
Commercial loans	37	78
Net (charge-offs) recoveries	(38)	6
Provision for loan losses	168	45
Ending balance	$1,795	$1,665

Additionally, the Company has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At September 30, 2008 the balance of this reserve was $47 thousand. The reserve, based on evaluations of the collectability of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

Asset Quality. In its lending activities, the Company seeks to develop sound credits with customers who will grow with the Company. There has not been an effort to rapidly build the portfolio and earnings at the sacrifice of asset quality.  At the same time, the extension of credit inevitably carries some risk of non-payment.

The following table shows an analysis of nonperforming assets at the dates indicated:

	Analysis of Nonperforming Assets
(In thousands)	September 30, 2008	December 31, 2007

Non-accrual loans - Commercial	$1,549	$1,125

At September 30, 2008 the Company had fourteen loans to ten unrelated entities in non-accrual status. One loan in the amount of $483 thousand is the remaining balance of a relationship totaling $958 thousand recognized as impaired in September 2004 and placed in non-accrual status at that time. This loan is secured by the assignment of life insurance proceeds of $600 thousand. During 2008, the Company received $100 thousand in payments and released previous real estate collateral. The specific reserves allocated to this loan are $326 thousand.

Thirteen other loans totaling $1.066 million are delinquent in required payments and are in non-accrual status for which $489 thousand in specific reserves have been established.

An additional five loans are generally current in making periodic payments but exhibit weakness which management believes may limit the borrowers’ ability to repay the loans. While these loans have not been placed on non-accrual status, $227 thousand of specific reserves have been established for these loans with principal balances totaling $398 thousand.

Non-accrual loan activity is summarized as follows since December 31, 2007:

(In thousands)	LOAN AMOUNT

Balance at December 31, 2007	$1,125
New loans placed on non-accrual	628
Less:
Payments on loans applied to principal	127
Charge offs	77
Balance at September 30, 2008	$1,549

Of the $628 thousand of loans placed on non-accrual during the nine months ended September 30, 2008, $440 thousand of loans were placed on non-accrual during the three months ended September 30, 2008. These loans are to borrowers in construction related businesses.

Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. During 2008, there were no amounts included in gross interest income attributable to loans in non-accrual status. There was no real estate owned at any time during 2008.

Investment Portfolio. At September 30, 2008, the carrying value of the investment securities portfolio was $6.1 million, a decrease of $3.1 million from the carrying value of $9.2 million at December 31, 2007. In order to increase its short-term liquidity position, the Company sold a U.S. Treasury Note for with a carrying value of $3.0 million realizing a profit on the sale of $40 thousand in June 2008. The Company currently classifies its entire securities portfolio as available for sale. Increases in the portfolio will occur whenever deposit growth outpaces loan demand and the forecast for growth is such that the investment of excess liquidity in investment securities (as opposed to short term investments such as Federal funds) is warranted. In addition, the Company has purchased Federal Reserve stock in accordance with regulation and expects to maintain small equity positions in stock in two banker’s banks to facilitate loan participations.

The following table provides information regarding the composition of the Bank’s investment securities portfolio at the dates indicated.

	Investment in Securities and Stocks
	September 30, 2008		December 31, 2007
		Percent		Percent
(In thousands)	Amount	of Total	Amount	of Total
Investment securities, at fair value:
U.S. Treasuries	$6,095	100.00%	$9,168	100.00%

Investments in stocks, at cost:
Federal Reserve Stock	405	86.72%	405	86.72%
Corporate equities	62	13.28%	62	13.28%
Total stocks	$467	100.00%	$467	100.00%

The value of the U.S. treasury investment securities is derived from market quotes as reported to the Company by a third party brokerage firm. Corporate equities are comprised of common stock in two “bankers’ banks” and are generally not readily marketable.

Deposits. Deposits are the major source of funds for lending and investment activities. Deposits increased $17.5 million (14.2%) to $141 million at September 30, 2008 from $123 million at December 31, 2007.  Non-interest bearing deposits increased $199 thousand or 1.0%, money market accounts decreased $2.8 million or 16.9%, NOW accounts decreased by $1.7 million, or 70.0% and certificates of deposit increased $21.7 million, or 25.5% during the nine months ended September 30, 2008. Certificates of deposit in amounts of $100 thousand or more totaled $75.0 million at September 30, 2008 and $74.0 million at December 31, 2007.

The decline in NOW accounts is the result of a reduction of funds held in title companies’ accounts at September 30, 2008 than at December 31, 2007.

Deposits are comprised of the following:

	September 30,	December 31,
(in thousands)	2008	2007

Non-interest bearing deposits	$19,445	$19,246
Savings deposits	33	36
Interest bearing demand deposits	14,248	18,708
Certificates of deposit:
Balances equal to or greater than $100,000	74,952	74,036
Balances less than $100,000	32,214	11,382
Total certificates of deposit	107,166	85,418
	$140,892	$123,408

LIQUIDITY AND CAPITAL RESOURCES.

The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. The Bank’s principal sources of funds for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits, and the payment for checks drawn upon it. The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions and Federal funds sold. The levels of such assets are dependent on the Bank’s lending, investment and operating activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and loan demand, both current and anticipated. At September 30, 2008, the Bank’s cash and cash equivalents totaled $14.9 million, an increase of $2.8 million from December 31, 2007, primarily as the result of increases in deposits and the sale of an investment security.

At September 30, 2008, the Bank has $8.5 million available under unsecured Federal funds borrowing facilities from other financial institutions; no amounts were outstanding under these facilities. The Company believes its levels of liquidity and capital are adequate to conduct the business of the Company and Bank.

OFF-BALANCE SHEET ARRANGEMENTS

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and has not recorded or incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of the Bank. Outstanding letters of credit at September 30, 2008 total $1.6 million ($2.0 million at December 31, 2007).

Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. These commitments include commitments to lend funds as well as un-advanced loan funds. These commitments at September 30, 2008 totaled $49.7 million ($58 million at December 31, 2007). Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

CAPITAL ADEQUACY

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At September 30, 2008, the Company and the Bank were in full compliance with these guidelines, as follows:

			Minimum Ratios
	September 30, 2008	December 31, 2007	To be “Adequately Capitalized”	To be “Well Capitalized”

Total capital:
Company	15.1%	16.5%	8.0%	N/A
Bank	12.7%	13.7%	8.0%	10.0%
Tier I:
Company	13.9%	15.2%	4.0%	—
Bank	11.4%	12.4%	4.0%	6.0%
Leverage Total:
Company	12.6%	13.9%	4.0%	—
Bank	10.4%	11.3%	4.0%	5.0%

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 1A – Risk Factors

Not applicable

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds

(a)   Sales of Unregistered Securities.       None

(b)   Use of Proceeds.  Not applicable.

(c)   Issuer Purchases of Securities.           None

Item 3. – Defaults Upon Senior Securities.      None

Item 4 – Submission of Matters to a Vote of Security Holders.

None

Item 5 – Other Information

(a)   Information Required to be Reported on Form 8-K.        None

(b)   Changes in Security Holder Nomination Procedures.    None

Item 6 - Exhibits

Exhibit No.	Description of Exhibits

3(a)	Certificate of Incorporation of the Company, as amended (1)
3(b)	Bylaws of the Company (1)
10(a)	Employment Agreement between Richard J. Morgan and the Company (2)
10(b)	Employment Agreement between Lamont Thomas and the Company (3)
10(c)	2004 Non Incentive Option Plan (4)
10(d)	First Amendment to Employment Agreement between Lamont Thomas and the Company (5)
10(e)	Employment Agreement between Michael T. Storm and CommerceFirst Bank attached hereto (7)
11	Statement Regarding Computation of Per Share Income- See Notes to Financial Statements
21	Subsidiaries of the Registrant - The sole subsidiary of the Registrant is CommerceFirst Bank, a Maryland chartered commercial bank.
31(a)	Certification of Richard J. Morgan, President and CEO
31(b)	Certification of Michael T. Storm, Executive Vice President and CFO
32(a)	Certification of Richard J. Morgan, President and Chief Executive Officer
32(b)	Certification of Michael T. Storm, Executive Vice President and Chief Financial Officer
99(a)	Amended and Restated Organizers Agreement (6)

(1)	Incorporated by reference to exhibit of the same number filed with the Company’s Registration Statement on Form SB-2, as amended, (File No. 333-91817)
(2)	Incorporated by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 17, 2007
(3)	Incorporated by reference to exhibits 10(c) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)
(4)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119988).
(5)	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.
(6)	Incorporated by reference to exhibits 99(b) and 99(d) to the Company’s Registration Statement on Form SB-2, as amended (File No. 333-91817)
(7)	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCEFIRST BANCORP, INC.

Date: October 30, 2008	By:	/s/ Richard J. Morgan
Richard J. Morgan, President and Chief Executive Officer

Date: October 30, 2008	By:	/s/ Michael T. Storm
Michael T. Storm, Executive Vice President and Chief Financial Officer