Form 10-K
period 2008-12-31
COMMERCEFIRST BANCORP INC
filed 2009-03-10
CIK 1098813

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒        Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

☐        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                   to

Commission File No.:  000-51104

CommerceFirst Bancorp, Inc.

(Name of Small Business Issuer in its Charter)

Maryland	52-2180744
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1804 West Street, Annapolis MD	21401
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number:  410-280-6695

Securities registered under Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.01 par value	The Nasdaq Stock Market

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes ☐     No ☒

Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§225.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

The aggregate market value of the outstanding Common Stock held by non-affiliates as of June 30, 2008 was approximately $15,475,000.

As of March 5, 2009, the number of outstanding shares of the Common Stock, $0.01 par value, of CommerceFirst Bancorp, Inc. was 1,820,548.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are hereby incorporated by reference in this Form 10-K:  the Company’s Annual Report to Shareholders for the Year Ended December 31, 2008  — Part II; the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2009 — Part III.

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

The Bank operates from its main headquarters in Annapolis, Maryland, and from branch offices in Lanham (opened in September 2004), Glen Burnie (opened in June 2006), Columbia (opened in August 2006), and Severna Park (opened in June 2007) Maryland.  The Bank does not anticipate opening any additional branches during 2009. The Bank believes it is well positioned to continue to grow assets and increase shareholder value while maintaining individualized customer service.

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

The Bank’s loan portfolio consists of business and real estate loans. The business loans generally have variable rates and/or short maturities where the cash flow of the borrower is the principal source of debt service, with a secondary emphasis on collateral.  Real estate loans are made generally on commercial property and are structured with fixed rates that adjust in three to five years, generally with maturities of five to ten years, or with variable rates tied to various indices and adjusting as the indices change. The Company’s portfolio contains a small amount of acquisition and construction loans (approximately $2.5 million) which are well secured.

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

Deposit services include business and personal checking accounts, NOW accounts, savings accounts, and a tiered Money Market Account basing the payment of interest on balances on deposit.  Certificates of deposits are offered with various maturities.  The acceptance of brokered deposits is utilized when deemed appropriate by management in order to have available funding sources for loans and investments especially during times when competing local deposit institutions drive up their rate offering well beyond rates available to the Bank in national markets. Brokered deposits include certificates of deposit received in exchange for the placement of the Bank’s customers’ deposit funds with other financial institutions under the Certificate of Deposit Account Registry Service (CDARS) program.

Other services for business accounts include Internet banking services and cash management services.

Bills have been introduced in prior Congresses that would permit banks to pay interest on checking and demand deposit accounts established by businesses, a practice which is currently prohibited by regulation. If the legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that the Bank may be required to pay interest on some portion of its non-interest bearing deposits in order to compete against other banks.  As a significant portion of its deposits are non-interest bearing demand deposits established by businesses, payment of interest on these deposits could have a significant negative impact on its net income, net interest income, interest margin, return on assets and equity, and other indices of financial performance.  The Bank expects that other banks would be faced with similar negative impacts.  The Bank also expects that the primary focus of competition would continue to be based on other factors, such as quality of service.

Source of Business.  Management believes that the market segments which the Bank targets, small to medium sized businesses and the professional base of the Bank’s market area, demand the convenience and personal service that a smaller, independent financial institution such as the Bank can offer.  It is these themes of convenience and personal service that form the basis for the Bank’s business development strategies.  The Bank provides services from its headquarters and main branch offices located in Annapolis, Maryland, and from its branch offices in Lanham, Glen Burnie, Columbia, and Severna Park, Maryland. It believes these locations meet the needs of the Bank’s existing and potential customers, and provide prospects for additional growth and expansion.

The Bank has capitalized upon the extensive business and personal contacts and relationships of its Directors and Executive Officers to establish the Bank’s initial customer base.  To introduce new customers to the Bank, reliance is placed on aggressive officer-originated calling programs and director, customer and shareholder referrals.

The risk of nonpayment (or deferred payment) of loans is inherent in commercial banking.  The Bank’s marketing focus on small to medium sized businesses may result in the assumption by the Bank of certain lending risks that are different from those attendant to loans to larger companies.  Management of the Bank carefully evaluates all loan applications and attempts to minimize its credit risk exposure by use of thorough loan application, approval and monitoring procedures; however, there can be no assurance that such procedures can significantly reduce such lending risks.

Economic Conditions and Concentrations.  We have a substantial amount of loans secured by real estate in the Annapolis, Maryland/suburban Washington D.C. metropolitan areas as collateral, and substantially all of our loans are to borrowers in that area and contiguous markets in Maryland.  At December 31, 2008, 61.6% of our loans were commercial real estate loans (including loans to investors in residential property for rental purposes primarily secured by one to four family properties). An additional 38.4% were commercial and industrial loans which are not primarily secured by real estate. These concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in our market area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand and deposit growth. In that event, we would likely experience lower earnings or losses. Additionally, if economic conditions in the area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

During 2008, the financial industry encountered significant volatility and stress as economic conditions worsened, unemployment increased and the effects of the “mortgage crisis” became more widespread.  While the Company did not have direct exposure to the subprime mortgage issues in that it did not make residential mortgage loans to retail customers, and did not invest in mortgage backed securities or the preferred stock of Freddie Mac and Fannie Mae, the slowing economy, declines and housing construction and the related impact on contractors and other small and medium sized businesses, has had an adverse impact on the Company’s business. Additionally, there can be no assurance that the steps taken to stimulate the economy and stabilize the financial system will prove successful, or that they will improve the financial condition of the Company’s customers or the Company.

Employees

At December 31, 2008 the Bank had 38 full time equivalent employees, two of whom are executive officers. The Chairman of the Board, an attorney in private practice, devotes considerable time each month to the advancement of the Bank, principally in business development activities. The Company (as distinguished from the Bank) does not have any employees or officers who are not employees or officers of the Bank.  None of the Bank’s employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good.  The Bank provides a benefit program that includes health and dental insurance, a 401(k) plan, and life and long-term disability insurance for substantially all full time employees.

Market Area and Competition

Location and Market Area.  The main office and the headquarters are located at 1804 West Street, Annapolis, Maryland 21401.  The second office is located at 4451 Parliament Place, Lanham, Maryland 20706, and opened in the third quarter of 2004. The third office is located at 910 Cromwell Park Drive, Glen Burnie, Maryland 21061 and opened late in the second quarter of 2006. The fourth office is located at 6230 Old Dobbin Lane, Columbia, Maryland and opened in the third quarter of 2006. The Bank opened its fifth branch office located at 487 Ritchie Highway, Severna Park, Maryland, in June 2007.

The Company is located in one of the most dynamic regions in the United States. The Federal Government has a major direct and indirect influence on the economies, infrastructure and land use management of Washington, D.C. and the Maryland and Virginia counties surrounding Washington.  According to the State of Maryland’s Department of Business and Economic Development (the “Department”), the region is the nation’s 4th largest market – with a population of 6.9 million and a workforce of 3.4 million – and is the home to three major airports, the nation’s capital and a highly educated workforce. The regional economy is usually strong and diverse, boasts consistently high job growth and low unemployment and is increasingly service sector and small business oriented.  Information technology, the medical industry and tourism are all major growth industries for the region.  These industries are characterized by small niche oriented enterprises that thrive on their ability to tap the highly educated workforce and abundant access to the region’s substantial communications infrastructure. Current economic conditions have negatively impacted business activities in the region but at a lesser degree than other areas.

The Bank’s market strategy is to grow within the Central Maryland corridor, which consists of Anne Arundel, Prince George’s, Montgomery and Howard counties, areas which it believes have significant growth opportunities. The Bank does not have a branch in Montgomery county at this time and does not have near term plans to open a branch in the county.

Anne Arundel County. The county is located in central Maryland on the western shore of the Chesapeake Bay and lies wholly in the Atlantic Coastal Plain, east of the Appalachian mountain chain. The County is centered within the Baltimore-Washington corridor with its County Seat, The City of Annapolis, just 24 miles from Baltimore City and 33 miles from Washington, D.C. The land area is 416 square miles or 266,078 acres, making Anne Arundel the tenth in size among Maryland Counties. The county evolved from a bedroom community to Baltimore to be more heavily influenced by Washington growth factors.  The county has developed its own unique and diverse economy due to growth opportunities presented by Baltimore/Washington International (BWI) Airport, which has long been considered one of the State of Maryland’s prime economic engines.  Anne Arundel County’s economy has diversified in the last 25 years from having nearly half of its employment in government (48.8% in 1970) to less than 30% today. Government still dominates because Anne Arundel County contains the State Capital of Maryland, the United States Naval Academy, the National Security Agency (NSA) headquarters and numerous other Federal, State, County and City of Annapolis jobs. The largest private sector employer in the county is Northrop Grumman. The local economy is dominated by small and mid-sized service sector enterprises.  Anne Arundel County is home to over 14 thousand businesses, 97% of which have fewer than 100 employees. The county’s businesses include internet based services; high-technology telecommunications; product distribution, a result of proximity of goods arriving to the Port of Baltimore and BWI Airport; and technical support services.  Once home to large Maryland-based regional banks, financial services are now primarily provided by larger super-regional institutions such as Bank of America, SunTrust, Wachovia (now Wells Fargo), M & T Bank and BB&T, all of which expanded into this highly attractive banking market over the past decade by acquisition. Based on data from the 2000 Census and in projected figures by the County’s Economic Development Corporation, Anne Arundel County has a population in excess of 600 thousand and provides 285 thousand civilian labor force jobs, 70% of which are in the service sector.  The mean household income of $76 thousand compares very favorably to the national average.

Prince George’s County. In Prince George’s County, 15,300 businesses employ over 230,000 workers; an estimated 475 of these businesses have 100 or more employees. Almost 900 technology companies employ 33,600 highly-trained workers — the second highest number of high-tech companies, as well as defense and aerospace companies, of any jurisdiction in the state.  Major employers include the Computer Sciences Corporation, the University of Maryland at College Park, the Beltsville Agricultural Research Center, Safeway, SGT, and Verizon. Additionally, Andrews Air Force Base in Camp Springs is a large military facility that provides transportation for the President and other high-ranking government officials and foreign dignitaries. New technology companies are nurtured in several business incubators in the county.

Relocating and expanding businesses have been increasingly attracted to Prince George’s County due to its competitively priced land and buildings, an integrated transportation system, proximity to Washington, D.C., and attractive business incentives. The county closely mirrors Anne Arundel County with respect to small business enterprises, with 97% of the over 15 thousand employers having fewer than 100 workers, according to published data.   Government is a significant influence, with 75 thousand Federal, state and county employees. Similar to Anne Arundel County, large super-regional banking institutions have obtained additional market share in the suburban Washington market from the acquisition of many of the community banks that once existed in this area. Prince George’s County has a population of 805 thousand.

Howard County. Expansion into neighboring Howard County is a natural extension of the Bank’s strategic growth plan. Howard County is situated in the heart of the corridor between Washington, D.C. and Baltimore. Howard County’s population is projected to grow to 321,050 by 2030, according to the Howard County Department of Planning and Zoning. Currently the county’s citizens are among the wealthiest in Maryland with a median household income of $82,900. Howard County’s geographic location has resulted in the substantial growth of a wide variety of industries, including high-tech and life science businesses, in addition to transportation and education related activities. Accessible to I-95 and I-70, the county is located within a 20-minute drive of Baltimore/Washington International Airport and the Port of Baltimore, and serves as a bedroom community for both Baltimore and Washington DC area employers. Additionally, Dulles International and Washington National Airports are within an hour’s drive. Howard County has a strong economic base of its own with over 7,000 Howard County businesses employing more than 122,000 people, including 725 high-tech businesses with a workforce of nearly 24,000 workers. Like the other counties in which the Company operates, the population and workforce of Howard County is highly educated, and income levels are favorably high.

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

Transaction with Affiliates. The Bank is subject to the provisions of Section 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W of the Federal Reserve Bank which place limits on the amount of loans or extensions of credit to affiliates (as defined in the Federal Reserve Act), investments in or certain other transactions with affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.  The law and regulation limit the aggregate amount of transactions with any individual affiliate to ten percent (10%) of the capital and surplus of the Bank and also limit the aggregate amount of transactions with all affiliates to twenty percent (20%) of capital and surplus.  Loans and certain other extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in the regulation, and the purchase of low quality assets from affiliates is generally prohibited. The law and Regulation W also, among other things, prohibit an institution from engaging in certain transactions with certain affiliates (as defined in the Federal Reserve Act) unless the transactions are on terms substantially the same, or at least as favorable to such institution and/or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated entities.  In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards that in good faith would be offered to or would apply to non-affiliated companies.

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

All of the Bank’s loans to its and the Company’s executive officers, directors and greater-than-10% stockholders, and affiliated interests of such persons, comply with the requirements of Regulation W and Section 22(h) of the Federal Reserve Act and Regulation O.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency or the Office of Thrift Supervision shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  An institution’s CRA activities are considered in, among other things, evaluating mergers, acquisitions and applications to open a branch or facility, as well as determining whether the institution will be permitted to exercise certain of the powers allowed by the GLB Act.  The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank was last examined for CRA compliance as of October 2005 and received a CRA rating of “satisfactory.”

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

Under guidance from the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital.  It is possible that we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans, which may require us to obtain additional capital.

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

A result of the volatility and instability in the financial system during 2008, the Congress, the bank regulatory authorities and other government agencies have called for or proposed additional regulation and restrictions on the activities, practices and operations of banks and their holding companies.  While many of these proposals relate to institutions that have accepted investments from, or sold troubled assets to, the Department of the Treasury or other government instrumentalities, or otherwise participate in government programs intended to promote financial stabilization, the Congress and the federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures , corporate governance procedures, or to engage in activities or practices which they would not otherwise elect.  Any such requirement could adversely affect the Company’s and Bank’s business and results of operations.  The Company did not accept an investment by the Treasury Department in its preferred stock or warrants to purchase common stock, and except for the temporary increases in deposit insurance for customer accounts, has not participated in any of the programs adopted by the Treasury Department FDIC or Federal Reserve.

Deposit Insurance Premiums.  The FDIC maintains a risk based assessment system for determining deposit insurance premiums. Four risk categories (I-IV), each subject to different premium rates, are established, based upon an institution’s status as well capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating.  During 2008, all insured depository institutions paid deposit insurance premiums ranging between 5 and 7 basis points on an institution’s assessment base for institutions in risk category I (well capitalized institutions perceived as posing the least risk to the insurance fund), and 10, 28 and 40 basis points for institutions in risk categories II, III and IV.  The levels of rates are subject to periodic adjustment by the FDIC.  Depository institutions will also pay premiums for the increased coverage provided by the FDIC.

Commencing in 2009, the premium rates increased by 7 basis points in each category for the first quarter of 2009.  For the second quarter of 2009 and beyond, the FDIC has issued a final rule providing for further changes in rates, which introduces three adjustments that could be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk

Category I institutions, a potential increase for brokered deposits above a threshold amount other than those received through a deposit placement network on a reciprocal basis.  The schedule for base assessment rates and potential adjustment is set forth in the following table.

	Risk Category I	Risk Category II	Risk Category III	Risk Category IV
Initial Base Assessment Rate	12-16	22	32	45
Unsecured Debt Adjustment	(5) - 0	(5) - 0	(5) - 0	(5) - 0
Secured Liability Adjustment	0 - 8	0 - 11	0 - 16	0 - 22.5
Brokered Deposit Adjustment	N/A	0 - 10	0 - 10	0 - 10
Total Base Assessment Rate	7 - 24	17 - 43	27 - 58	40 - 77.5

Additionally, the Bank has elected to participate in the FDIC program whereby noninterest bearing transaction account deposits will be insured without limitation through December 31, 2009.  The bank is required to pay an additional premium to the FDIC of 10 basis point on the amount of balances in noninterest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000.

Further, in late February 2009, the FDIC adopted an interim rule imposing a 20 basis point emergency special assessment on all banks on June 30, 2009. The assessment is to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points, if necessary to maintain public confidence in federal deposit insurance.  As a result of competitive pressures for deposits, the Company may not be able to adjust deposit rates to offset the cost of increased deposit insurance premiums.  In any event, the Company will have to absorb the cost of the increased premiums until such time as it is able to reprice its time deposits.

ITEM 1A.  Risk Factors.

As the Company is a smaller reporting company, this item is not applicable.

ITEM 1B.  Unresolved Staff Comment

None.

ITEM 2.  Properties.

The main branch office and the executive offices of the Bank and the Company are located at 1804 West Street, Annapolis, Maryland, in a brick and masonry structure. The Company leases 8,100 square feet in the building under a five-year lease, which commenced in April 2000. Rent expense was $216,198 and $211,553 for the years ended December 31, 2008 and 2007, respectively.   The Company has exercised the first of three five-year renewal options.

The second office of the Bank is located at 4451 Parliament Place, Lanham, Maryland in a masonry structure. The Bank leases 2,100 square feet in the building under a ten-year lease (with an exit option at the end of five years) which commenced in June 2004. Rent expense was $35,793 and $33,109 for the years ended December 31, 2008 and 2007, respectively.

The third office of the Bank is located at 910 Cromwell Park Drive, Glen Burnie, Maryland in a masonry structure. The Bank leases 2,600 square feet in the building under a five-year lease (with one five-year renewal option) which commenced in June 2006.  Rent expense was $75,452 and $80,675 for the years ended   December 31, 2008 and 2007, respectively.

The fourth office of the Bank is located at 6230 Old Dobbin Lane, Columbia, Maryland in a masonry structure. The Bank leases 2,400 square feet in the building under a ten-year lease (with one five-year renewal option) which commenced in August 2006.  Rent expense was $74,457 and $70,006 for the years ended December 31, 2008 and 2007, respectively.

The fifth office of the Bank is located at 485 Ritchie Highway, Severna Park, Maryland in a masonry structure. The Bank leases approximately 1,500 square feet in the building under a five-year lease (with two five-year renewal options) which commenced in June 2007. Rent expense was $52,333 in 2008 and $26,761during 2007.

Management believes adequate insurance coverage is in force on all of its properties.

ITEM 3.  Legal Proceedings.

From time to time the Company is a participant in various legal proceedings incidental to its business.  In the opinion of management, the liabilities (if any) resulting from such legal proceeding will not have a material effect on the financial position of the Company

ITEM 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

(a) Market for Common Stock and Dividends. The information regarding the market for the Company’s Common Stock, the number of holders of the common stock and dividend history required under Item 5(a) is hereby incorporated herein by reference from the material under the caption “Market for Common Stock and Dividends” in the Company’s Annual Report for the fiscal year ended December 31, 2008.  See Item 11 of this annual report for Equity Compensation Plan Information.

Recent Sales of Unregistered Shares.   None.

(b) Use of Proceeds: Not applicable

(c) Issuer Repurchases of Securities during the Fourth Quarter of 2008.  None.

ITEM 6. Selected Financial Data

The information required under Item 6 is hereby incorporated herein by reference to the material appearing under the caption “Selected Consolidated Financial Data” in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2008.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to the material appearing under the caption “Management Discussion and Analysis” in the Company’s Annual Report to Shareholders for the year ended December 31, 2008.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a smaller reporting company, this item is not applicable.

ITEM 8. Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2008.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A  Controls and Procedures

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2008. This assessment was conducted based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control - Integrated Framework”. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008. Management’s assessment concluded that there were no material weaknesses within the Company’s internal control structure.  The 2008 end of year consolidated financial statements have been audited by the independent accounting firm of Trice Geary & Myers LLC (“TGM”). Personnel from TGM were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.  Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from TGM accompanies the financial statements.

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

There were no changes in the Bank’s internal control over financial reporting  during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

ITEM 9B.  Other Information.

None.

Part III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

The information required under Item 10 is hereby incorporated herein by reference from the material under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2009.

Code of Ethics.  The Company has adopted a Code of Ethics that applies to all Directors, officers and employees of the Company and the Bank.  The Company will provide a copy of the Code of Ethics without charge upon written request directed to Candace M. Springmann, Corporate Secretary, CommerceFirst Bancorp, Inc, 1804 West Street, Annapolis, Maryland 21401.

There have been no material changes in the procedures by which shareholders may recommend nominees to the Company’s Board of Directors since the proxy statement for the 2008 annual meeting of shareholders.

ITEM 11. Executive Compensation

The information required by Item 11 is hereby incorporated herein by reference to the material under the captions “Election of Directors - Executive Compensation,” and “Directors’ Compensation” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2009.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

The other information required by Item 12 is hereby incorporated herein by reference to the material under the caption “Voting Securities and Principal Shareholders” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2009.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated herein by reference to the material under the caption “Election of Directors” in  the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2009.

ITEM 14                Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated herein by reference to the material under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2009.

The following financial statements are incorporated in this report under Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition at December 31, 2008 and 2007
Consolidated Statements of Operations for the years ended December 31, 2008 and 2007
Consolidated Statements of Comprehensive Income for the years ended December 31, 2008 and 2007
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007
Notes to Consolidated Financial Statements

ITEM 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description of Exhibits

3(a)	Certificate of Incorporation of the Company, as amended (1)
3(b)	Bylaws of the Company (1)
10(a)	Employment Agreement between Richard J. Morgan and the Company (2)
10(b)	Employment Agreement between Lamont Thomas and the Company (3)
10(c)	2004 Non Incentive Option Plan (4)
10(d)	First Amendment to Employment Agreement between Lamont Thomas and the Company (5)
10(e)	Employment Agreement between Michael T. Storm and CommerceFirst Bank (6)
10(f)	Extension of Employment Agreement between Richard J. Morgan and the Company (7)
11	Statement regarding Computation of Per Share Income – Refer to Note 1 to the Consolidated Financial Statements included in Exhibit 13.
13	Annual Report to Shareholders
21	Subsidiaries of the Registrant

The sole subsidiary of the Registrant is CommerceFirst Bank, a Maryland chartered commercial bank.

23	Consent of Trice Geary & Myers, LLC
31(a)	Certification of Richard J. Morgan, President and CEO
31(b)	Certification of Michael T. Storm, Executive Vice President and Chief Financial Officer
32(a)	Certification of Richard J. Morgan, President and Chief Executive Officer
32(b)	Certification of Michael T. Storm, Executive Vice President and Chief Financial Officer
99(a)	Amended and Restated Organizers Agreement (8)

(1)	Incorporated by reference to exhibit of the same number filed with the Company’s Registration Statement on Form SB-2, as amended, (File No. 333-91817)
(2)	Incorporated by reference to exhibit 10(b) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)
(3)	Incorporated by reference to exhibits 10(c) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)
(4)

Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119988).Incorporated by reference to Exhibit 4 to the Company’s to Registration Statement on Form S-8 (File No. 333-109138)

(5)	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.
(6)	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.
(7)	Incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed on January 30, 2009.
(8)	Incorporated by reference to exhibit s 99(b) and 99(d) to the Company’s Registration Statement on Form SB-2, as amended (File No. 333-91817)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCEFIRST BANCORP, INC

March 5, 2009	By:	/s/ Richard J. Morgan,
Richard J. Morgan, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

s/ Milton D. Jernigan II	Chairman of the Board of Directors of the Company and the	March 5, 2009
Milton D. Jernigan II	Bank

s/ Richard J. Morgan	Director, President and CEO of the Company and the Bank	March 5, 2009
Richard J. Morgan	(Principal Executive Officer)

s/ Edward B. Howlin, Jr.	Director of the Company and the Bank	March 5, 2009
Edward B. Howlin, Jr.

s/ Charles L. Hurtt, Jr., CPA	Director of the Company and the Bank	March 5, 2009
Charles L. Hurtt, Jr., CPA

s/ Lamont Thomas	Director of Company and the Bank	March 5, 2009
Lamont Thomas

s/ Robert R. Mitchell	Director of the Company and the Bank	March 5, 2009
Robert R. Mitchell

s/ John A. Richardson, Sr.	Director of the Company and the Bank	March 5, 2009
John A. Richardson, Sr.

s/ George C. Shenk, Jr.	Director of the Company and the Bank	March 5, 2009
George C. Shenk, Jr.

Director of the Company and the Bank
Jerome A. Watts

s/ Michael T. Storm	Executive Vice President/Chief Financial Officer of the	March 5, 2009
Michael T. Storm	Company and the Bank (Principal Financial and Accounting
Officer)