Form 10-Q
period 2009-03-31
COMMERCEFIRST BANCORP INC
filed 2009-04-30
CIK 1098813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2009

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

As of April 30, 2009, the number of outstanding shares of registrant’s common stock, par value $0.01 per share was: 1,820,548

CommerceFirst Bancorp, Inc.

FORM 10-Q

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
ASSETS

Cash and due from banks	$2,711,903	$3,290,691
Interest bearing deposits	6,673,328	—
Federal funds sold	206,775	5,673,666
Cash and cash equivalents	9,592,006	8,964,357
Investment securities — available-for-sale, at fair value	3,052,500	3,085,770
Investments in restricted stocks, at cost	467,000	467,000
Loans receivable, net of allowance for loan losses of $2,254,000 at March 31, 2009 and $1,860,000 at December 31, 2008	155,982,496	151,101,169
Premises and equipment, net	928,204	1,000,967
Accrued interest receivable	666,424	639,538
Deferred income taxes	875,309	667,993
Other real estate owned	664,000	—
Other assets	349,612	642,280
Total Assets	$172,577,551	$166,569,074

LIABILITIES

Non-interest bearing deposits	$22,126,747	$23,598,842
Interest bearing deposits	129,115,583	121,642,218
Total deposits	151,242,330	145,241,060

Accrued interest payable	246,021	265,105
Other liabilities	873,135	752,352
Total Liabilities	152,361,486	146,258,517

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value; authorized 4,000,000 shares.
Issued and outstanding: 1,820,548 shares at March 31, 2009 and at December 31, 2008	18,205	18,205
Additional paid-in capital	17,852,931	17,852,931
Retained earnings	2,316,299	2,392,882
Accumulated other comprehensive income:
Net unrealized gain on securities available-for-sale	28,630	46,539
Total Stockholders’ Equity	20,216,065	20,310,557
Total Liabilities and Stockholders’ Equity	$172,577,551	$166,569,074

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	March 31,	March 31,
	2009	2008
Interest income:
Interest and fees on loans	$2,710,004	$2,546,322
U.S. Treasury securities	32,369	100,203
Investment in stocks	6,935	6,867
Interest bearing deposits	2,134	—
Federal funds sold	2,355	73,760
Total interest income	2,753,797	2,727,152
Interest expense:
Deposits	1,163,756	1,294,332
Repurchase agreements	—	15,131
Total interest expense	1,163,756	1,309,463
Net interest income	1,590,041	1,417,689

Provision for loan losses	529,450	9,277
Net interest income after provision for loan losses	1,060,591	1,408,412

Non-interest income:
Gain on sale of SBA loans	—	31,382
Service charges and other income	100,955	64,178
Total non-interest income	100,955	95,560

Non-interest expenses:
Compensation and benefits	724,596	742,417
Legal and professional	65,726	96,166
Rent and occupancy	143,417	137,471
Marketing and business development	6,222	23,172
FDIC insurance	58,027	24,021
Data processing	33,733	33,015
Support services	39,204	33,560
Communications	27,465	25,868
Depreciation and amortization	74,649	72,629
Other	114,379	92,906
Total non-interest expenses	1,287,418	1,281,225
(Loss) income before income taxes	(125,872)	222,747
Income tax (benefit) expense	(49,289)	73,413
Net (loss) income	$(76,583)	$149,334
Basic (loss) earnings per share	$(0.04)	$0.08
Diluted (loss) earnings per share	$(0.04)	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008

Net (loss) income	$(76,583)	$149,334

Change in unrealized gains and (losses) on securities available-for-sale, net of tax	(17,909)	64,753
Total comprehensive (loss) income	$(94,492)	$214,087

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance December 31, 2007	$18,205	$17,852,931	$2,097,967	$87,258	$20,056,361

Net income- March 31, 2008			149,334		149,334

Net change in unrealized gains on securities available-for-sale				64,753	64,753

Balance March 31, 2008	$18,205	$17,852,931	$2,247,301	$152,011	$20,270,448

Balance December 31, 2008	$18,205	$17,852,931	$2,392,882	$46,539	$20,310,557

Net loss- March 31, 2009			(76,583)		(76,583)

Net change in unrealized gains on securities available-for-sale				(17,909)	(17,909)

Balance March 31, 2009	$18,205	$17,852,931	$2,316,299	$28,630	$20,216,065

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	March 31,	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(76,583)	$149,334
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	74,649	72,629
Provision for loan losses	529,450	9,277
Gain on sales of SBA loans	—	(31,382)
Provision for losses on unfunded commitments	1,500	1,500
Deferred income taxes	(195,650)	(40,210)
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(26,886)	7,765
(Increase) decrease in other assets	(371,332)	102,691
(Decrease) increase in accrued interest payable	(19,084)	8,527
Increase (decrease) in other liabilities	119,283	(47,409)
Other	3,695	4,229
Net cash provided by operating activities	39,042	236,951

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans, net	(5,410,777)	(7,421,167)
Proceeds from sale of SBA loans	—	456,848
Purchase of premises and equipment	(1,886)	(9,941)
Net cash used by investing activities	(5,412,663)	(6,974,260)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in non-interest bearing deposits, net	(1,472,095)	1,780,102
Net increase in other deposits	7,473,365	7,642,724
Net decrease in securities sold under agreements to repurchase	—	(1,789,921)
Net cash provided by financing activities	6,001,270	7,632,905

Net increase in cash and cash equivalents	627,649	895,596
Cash and cash equivalents at beginning of period	8,964,357	11,724,888
Cash and cash equivalents at end of period	$9,592,006	$12,620,484

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,182,840	$1,300,936
Total increase (decrease) in unrealized gains on available for sale securities	$(29,575)	$108,869

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

The financial data at December 31, 2008 are derived from audited consolidated financial statements that are included in the Company’s Annual Report for the year ended December 31, 2008.  The financial data at March 31, 2009 and 2008 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.

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

Cash and cash equivalents in the statement of cash flows include cash on hand, non-interest bearing amounts due from correspondent banks, interest and non-interest bearing deposits due from the Federal Reserve and Federal funds sold.

Certain prior period amounts have been reclassified to conform to the current period’s method of presentation.

Note 2. Fair value

FASB Statement No. 157 (SFAS 157), Fair Value Measurements defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. These inputs are summarized in three broad levels: Level 1 — Quoted prices in active markets for identical securities, Level 2 — Other significant observable inputs (including quoted prices in active markets for similar securities) and Level 3 — Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The Company’s bond holdings in the investment securities are the only asset or liability subject to fair value measurement on a recurring basis. These assets are valued under Level 1 inputs. $3.1 million of impaired loans are valued under Level 2 inputs with the remaining $1.7 million of impaired loans being valued under Level 3 inputs. Other real estate owned is valued at $664 thousand under Level 2 inputs

Note 3. Net Income per Common Share

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

	Three Months Ended March 31
	2009	2008
Weighted average shares outstanding	1,820,548	1,820,548
Common stock equivalents	—	5,673
Average common shares and equivalents	1,820,548	1,826,221
Net (loss) income	$(76,583)	$149,334
Basic earnings per share	$(0.04)	$0.08
Diluted earnings per share	$(0.04)	$0.08

All of the warrants and options were excluded from the calculation of diluted income per share in 2009 because they are anti-dilutive, while none were excluded in 2008.

Note 4. Related Party Transactions

The Bank paid $10,854 during the first three months of 2009 for legal services to a firm of which a Director of the Bank is a principal.  Expenditures totaling less than $10,000 were paid to several entities in which directors were principals during the first three months of 2009. All of the above transactions have been consummated on terms equivalent to those that prevail in arms length transactions.

Executive officers, directors and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business.  These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers.  They do not involve more than normal risk of collectability or present other unfavorable terms. At March 31, 2009 the amounts of such loans outstanding were $3,491,739.

Deposit balances of executive officers, directors and their affiliated interests totaled $12.1 million at March 31, 2009.

Note 5. Commitments and contingencies

The Bank is a party to financial instruments in the normal course of business to meet the financing needs of its customers.  These financial instruments typically include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Outstanding commitments as of March 31, 2009 are as follows:

Loan commitments	$6,862,000
Unused lines of credit	$33,427,393
Letters of Credit	$864,191

Note 6. Recent Relevant Accounting Pronouncements

On January 12, 2009, the FASB issued FASB Staff Position EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP). FASB FSP 99-20-1 amends the impairment guidance in FASB EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be held by a Transferor in Securitized Financial Assets. The intent of the FSP is to reduce complexity and achieve more consistent determinations as to whether other-than-temporary impairments of available for sale or held to maturity debt securities have occurred. The FSP is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of this FSP did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued three Final Staff Positions (FSPs) to provide additional guidance and disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4. “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The Company does not expect that FSP FAS 157-4 will have a material impact on the Company’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The Company does not expect that FSP FAS 115-2 and FAS 124-2 will have a material impact on the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company will review the requirements of FSP FAS 107-1 and comply with its requirements.

These three FSPs are effective for interim and annual periods ending after June 15, 2009.

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

The Company continued its efforts to increase investments in loans during 2009 to better utilize its resources and leverage new capital obtained from the issuance of common stock in 2005. Loans increased by 3.2% during the first three months of 2009. The increase in loans and the reduction of the cost of deposits resulted in an increase in net interest margin.

The Company continued a pattern of asset and revenue growth during the first quarter of 2009 but operating results have been adversely affected through the increase in the provision for loan losses in recognition of the effect on the Company’s loans of uncertain economic conditions. Key measurements and events for the period include the following:

•                 Total assets at March 31, 2009 increased by 3.6% to $172.6 million as compared to $166.6 million as of December 31, 2008.

•                 Net loans outstanding increased by 3.2% from $151.1 million as of December 31, 2008 to $156.0 million as of March 31, 2009.

•                 Deposits at March 31, 2009 were $151.2 million, an increase of $6.0 million or 4.1% from December 31, 2008.

•                 The Company incurred a loss of $77 thousand during the three months ended March 31, 2009 as compared to net income of $149 thousand for the three month period ended March 31, 2008 primarily resulting from increased provision for loan losses during 2009.

•                 Net interest income, the Company’s main source of income, was $1.59 million during the three month period ended March 31, 2009 compared to $1.42 million for the same period in 2008, an increase of 12.2%

•                 Non-interest income increased by $5 thousand for the three month period ended March 31, 2009 as compared to the three month period ended March 31, 2008.

•                 Non-interest expenses increased by $6 thousand or 0.5%, for the three months ended March 31, 2009, as compared to the same period in 2008.

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

The most significant accounting policies followed by CommerceFirst Bancorp, Inc. are presented in Note 1 to the Company’s annual audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses as the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

RESULTS OF OPERATIONS

General.

The Company reported a net loss of $77 thousand for the three-month period ended March 31, 2009 as compared to a net profit of $149 thousand for the three-month period ended March 31, 2008. The reduced earnings in 2009 are the result of the increase in the provision for loan losses from $9 thousand during the first three months of 2008 to $529 thousand for the same period in 2009. The Company is increasing its allowance for loan losses in recognition of the detrimental effect of the weakened economy on its loan customers. The level of impaired loans and the amount of loans for which specific reserves have been established have increased as compared to the first quarter of 2008 resulting in the increase of provisions for loan losses during the first quarter of 2009 as compared to the same period in 2008.  Net interest income increased in 2009 as compared to 2008 by $172 thousand (12.2%).  During 2008, the Company’s net interest income was negatively affected by the reduced interest rate environment initiated by the Federal Reserve Bank in late 2007. In the first quarter of 2009, the average interest rate paid on interest bearing funds declined at a more rapid pace then the decline in the average interest rate earned on interest earning assets. This resulted in increases in net interest spread, net interest margin and net interest income.  Increases in non-interest expenses were offset by similar increases in non- interest income.

Return on Average Assets and Average Equity. The following table shows the return on average assets and average equity for the period shown.

	Three Months Ended		Year ended
	March 31,		December 31,
	2009	2008	2008

Return (loss) on Average Equity	(1.50)%	2.94%	1.92%

Return (loss) on Average Earning Assets	(0.19)%	0.40%	0.25%

Ratio of Average Equity to Average Assets	12.05%	13.19%	12.86%

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

Total interest income increased by $26 thousand or 1.0% to $2.7 million for the three-month period ended March 31, 2009.  This increase in interest income was attributable to the increase in average earning assets during the first quarter of 2009 of $15.7 million as compared to the same period in 2008. Interest income was adversely affected by the decline in the yield of the average earning assets from 7.3% in 2008 to 6.8% in 2009.

Interest expense decreased by $146 thousand or 11.1% to $1.2 million for the three months ended March 31, 2009 as compared to $1.3 million during the first three months of 2008.  This decrease was primarily attributable to the decrease in the cost of funds from 4.6% during the first quarter of 2008 to 3.6% during the first quarter of 2009. The decline in the cost of funds was partially offset by the increase in average interest bearing liabilities of $16.5 million during 2009 as compared to 2008.

The net interest income for the three-month period ended March 31, 2009 was $1.6 million as compared to $1.4 million for the same period in 2008.  Net interest income increased primarily because of the increase in average earning assets and the reduced cost of funds during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

The following table shows the average balances and the rates of the various categories of the Company’s assets and liabilities. Nonperforming loans are included in average balances in the following table:

AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

	Three Months Ended March 31:
	2009			2008
	Average		Yield/	Average		Yield/
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest Earning Assets:
Loans receivable	$156,328	$2,710	7.03%	$129,754	$2,546	7.87%
Investment securities	3,539	39	4.47%	9,698	107	4.43%
Interest bearing deposits	1,966	2	0.41%	—	—	—
Federal funds sold	3,277	3	0.37%	10,006	74	2.97%
Total Interest Earning Assets	165,110	2,754	6.76%	149,458	2,727	7.32%

Less allowance for loan losses	(2,035)			(1,725)
Non-Interest Earning Assets	6,909			5,711
Total Assets	$169,984			$153,444
Liabilities and Stockholders’ Equity:
Interest -Bearing Liabilities:
Interest bearing demand deposits	$1,842	$—	0.00%	$2,088	$2	0.38%
Money market deposit accounts	18,093	26	0.58%	19,955	135	2.71%
Savings accounts	175	—	0.00%	86	—	0.00%
Certificates of deposit	109,954	1,138	4.20%	88,440	1,157	5.25%
Securities sold under agreements to repurchase	—	—	—	3,028	15	1.99%
Total Interest Bearing Liabilities	130,064	1,164	3.63%	102,743	1,309	4.62%

Non-Interest Bearing Liabilities:
Demand deposits	18,616			18,653
Other	927			948
Total Liabilities	149,607			133,198
Stockholders’ Equity	20,377			20,246
Total Liabilities and Equity	$169,984			$153,444
Net Interest Income		$1,590			$1,418

Net Interest Spread			3.13%			2.70%
Net Interest Margin			3.91%			3.83%

Yields on securities are calculated based on amortized cost.

Net interest margin was 3.9% in the first quarter of 2009, as compared to 3.8% in the comparable period in 2008. Interest spread was 3.1% in the first quarter of 2009, as compared to the 2.7% in the first quarter of 2008 reflecting the greater reduction in the cost of interest bearing funds as compared to the reduced earnings rate of interest earning assets. The growth in loans receivable as well as the re-pricing of interest bearing deposits at lower interest rates combined to improve the net interest spread and net interest margin.

The following table sets forth certain information regarding changes in interest income and interest expense of the Company.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in volume of the asset multiplied by the prior year’s rate) and (ii) changes in rates (change in rate multiplied by the current year’s volume).

	March 31, 2009 vs. March 31, 2008
	Increase (Decrease)
In thousands)	Volume	Rate	Total
Interest-Earning Assets:
Federal funds sold	$(49)	$(22)	$(71)
Interest bearing deposits	2	—	2
Investment portfolio	(68)	—	(68)
Loans receivable	521	(357)	164
Net Change in Interest Income	406	(379)	27

Interest Bearing Liabilities:
Interest bearing deposits	228	(358)	(130)
Securities sold under agreements to repurchase	(15)	—	(15)
Net Change in Interest Expense	213	(358)	(145)
Change in Net Interest Income	$193	$(21)	$172

Provision for Loan Losses. The provision for loan losses represents the amount charged against earnings to increase the allowance for loan losses to the level deemed appropriate by management.  The provision for loan losses and the allowance for loan losses are based on management’s ongoing assessment of the Company’s credit exposure and consideration of certain other relevant factors. The provision for loan losses was $529 thousand during the three months ended March 31, 2009 as compared to $9 thousand for the three months ended March 31, 2008. The Company is increasing its allowance for loan losses to address identified loan concerns and in recognition of the detrimental effect of the weakened economy. The allowance is comprised of specific and general allowance amounts.

Non-Interest Income. Non-interest income principally consists of gains from the sale of the guaranteed portion of Small Business Administration loans and from deposit account services charges. For the three months ended March 31, 2009, there were no sales of the guaranteed portion of SBA loans whereas gains on sales of SBA loans amounted to $31 thousand during the first quarter of 2008.  Generally, the Bank desires to sell the guaranteed portion of most additional SBA loans resulting in a continuing stream of income that may vary significantly from quarter to quarter, depending in part upon the volume of loans actually sold. As the result of the current uncertainties in the secondary market for SBA loans, the Company did not sell any of these loans during the first quarter of 2009. Deposit account service charges amounted to $101 thousand during the three months ended March 31, 2009 as compared to $64 thousand for the same period in 2008 reflecting higher service charges assessed on deposit account activities.

Non-Interest Expense.  Non-interest expense increased by $6 thousand during the three-month period ended March 31, 2009 as compared to the same period in 2008, a 0.5% increase. Increases in FDIC insurance assessments and loan collection expenses were generally offset by reductions in compensation and professional expenses.

Income Tax Expense. During the three months ended March 31, 2009, the Company recorded an income tax benefit of $49 thousand as compared to a $73 thousand expense during the same period in 2008. The income tax benefit was 39.2% of loss before taxes in 2009 and income tax expense was 33.0% of income before taxes in 2008. In the three month period ended March 31, 2008, the effective income tax rate was reduced 5.9% because the effect of 2008 state tax rate changes on deferred tax items.

FINANCIAL CONDITION.

General. The Company’s assets at March 31, 2009 were $172.6 million, an increase of $6.0 million or 3.6%, from December 31, 2008.  Gross loans totaled $158.2 million comprised of real estate loans of $94.2 million, an increase of $5.3 million, or 3.5%, from December 31, 2008 and commercial loans of $58.8 million, a decrease of $1.1 million, or 1.9% from December 31, 2008. At March 31, 2009, deposits totaled $151.2 million an increase of $6.0 million, or 4.1%, from December 31, 2008. Deposits at March 31, 2009 are comprised primarily of certificates of deposit of $112.2 million, NOW and Money Market accounts of $16.7 million, and noninterest bearing deposits of $22.1 million.

Loan Portfolio.  The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income.  At March 31, 2009, net loans were $156.0 million, a 3.2% increase from the $151.1 million in loans outstanding at December 31, 2008. In general, loans consist of internally generated loans and, to lesser degree, participation loans purchased from other local community banks.  Lending activity is generally confined to our immediate market areas. The strong growth is attributable to the Company’s continuing efforts to attract quality credits; there has been no dilution of credit underwriting standards. The percentage of total loans comprised of commercial real estate loans has increased as the Company has concentrated on this type of lending. The majority of these loans are secured by real property that is occupied by the borrowers’ businesses. The Company has approximately $2.9 million of acquisition and construction loans secured by residential building lots. The Company does not engage in foreign lending activities. Loans secured by residential real estate are loans to investors for commercial purposes. The Bank does not lend funds to consumers. The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

Loans receivable, net is comprised of the following:

	March 31, 2009		December 31, 2008
		Percentage		Percentage
(in thousands)	Balance	of Loans	Balance	of Loans
Commercial & industrial loans	$57,655	36.4%	$58,783	38.4%
Real estate loans secured by:
Residential real estate	21,954	13.9%	19,007	12.4%
Commercial real estate	78,676	49.7%	75,200	49.2%
Total real estate loans	100,630	63.6%	94,207	61.6%
	158,285	100.0%	152,990	100.0%
Unearned loan fees, net	(49)		(29)
Allowance for loan losses	(2,254)		(1,860)
	$155,982		$151,101

The following table shows the interest rate sensitivity of the loan portfolio at March 31, 2009. Demand loans, loans without a stated maturity and overdrafts are reported as due in one year or less. Floating rate loans are reported to reflect the period until re-pricing.

	Interest rate sensitivity of loan portfolio
	One Year	After One Year	After Five
(In thousands)	or Less	through Five Years	Years	Total
	$71,061	$82,926	$4,249	$158,236

Allowance for loan losses. The adequacy of the allowance for loan losses is evaluated based upon loan categories except for loans rated substandard, doubtful or loss, which are evaluated separately and assigned loss amounts based upon the evaluation.  Loss ratios are applied to each category of loan to determine estimated loss amounts.  Categories of loans are identified commercial, SBA and mortgage loans.  Loss ratios are determined based upon losses incurred adjusted for the effect of current economic conditions, any industry concentration or identified weakness in an industry, credit management and underwriting policies changes and secured versus unsecured nature of loan category. At March 31, 2009, the range of the loss ratios used to determine estimated losses by loan category were: commercial loans - 0.6%; SBA loans (unguaranteed portion) - 6.0% and real estate loans- 0.15% to 1.05%. These loss ratios are about 0.1% higher than the ratios applied at December 31, 2008 except as to the 6.0% loss ratio for SBA loans which remained unchanged.  Additional losses are estimated resulting from additional identified risks factors, such as loans with underwriting exceptions, the level and direction of payment delinquencies and the level of large loans.  These additional loss estimates are not allocated to the separate loan categories.

The adequacy of the allowance for loan losses is also reviewed at least quarterly using risk ratings applied to the loans based upon rating criteria consistent with regulatory definitions.  The risk rating is adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and, in the case of commercial loans and commercial real estate loans, the normal periodic review of the underlying credit indicates that a change in risk rating is appropriate.  An estimated “low” and “high” loss percentage is applied to loans in each risk rating.  These loss percentages increase as the loan risk rating increases.  Loans rated as substandard, doubtful or loss are evaluated separately and assigned loss amounts based upon the separate evaluation.  Risks factors identified beyond individual loan risks, such as economic conditions, underwriting exceptions and loan concentrations are quantified based upon management’s estimations of loss exposure.  Loss percentages used are generally based upon management’s best estimates considering losses incurred.  Estimated “low” and “high” allowance for loan loss amounts are derived by accumulating the estimated losses using the “low” and “high” loss percentages for each risk rating and adding losses based upon separate loan evaluations and identified other risks.  The actual allowance for loan losses is compared to this range to ascertain that it is reasonably situated within the range. In addition, on at least a quarterly basis, the recorded allowance for loan losses (as a percent of loans) is compared to peer group levels to ascertain the reasonableness of the estimate. At March 31, 2009, the actual allowance for loan losses of 1.42% was between the “low” and “high” allowance amounts of 1.34% and 1.59%, respectively.

The allowance for loan losses represents 1.42% and 1.22% of loans receivable at March 31, 2009 and December 31, 2008, respectively. The Company has no exposure to foreign countries or foreign borrowers.  Management believes that the allowance for loan losses is adequate for each period presented.

The activity in the allowance for loan losses is shown in the following table.

	Three Months Ended	Year Ended
(In thousands)	March 31, 2009	December 31, 2008
Allowance for loan losses:
Beginning balance	$1,860	$1,665
Charge-offs:
Commercial loans	—	(497)
Commercial real estate loan	(138)	—
Recoveries:
Commercial loans	3	45
Net recoveries	(135)	(452)
Provision for loan losses	529	647
Ending balance	$2,254	$1,860

Additionally, the Company has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At March 31, 2009 the balance of this reserve was $49.5 thousand. The reserve, based on evaluations of the collectability of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

Asset Quality. In its lending activities, the Company seeks to develop sound loans with customers who will grow with the Company. There has not been an effort to rapidly build the portfolio and earnings at the sacrifice of asset quality.  At the same time, the extension of credit inevitably carries some risk of non-payment.

Non-accrual loan activity is summarized as follows since December 31, 2008:

(in thousands)	Loan Amount

Balance at December 31, 2008	$5,819
New loans placed on non-accrual	344
Less:
Payments on loans applied to principal	41
Pay-off : Sold in foreclosure	576
Other real estate owned addition	650
Charge offs	138
Balance at March 31, 2009	$4,758

Included in the amount of non-accrual loans at March 31, 2009 are loans to two borrowers totaling $3,052 thousand which are well secured by real estate.

Information regarding loans classified as impaired follows:

(in thousands)	March 31, 2009	December 31, 2008
Loans classified as impaired with specific reserves	$1,511	$1,892
Loans classified as impaired with no specific reserves	$3,247	$3,927
Allowance for loan losses on impaired loans	1,117	840
Average balance of impaired loans during period	5,775	2,142

The loans classified as impaired with specific reserves at March 31, 2009 include a non-accrual loan in the amount of $483 thousand (same balance at December 31, 2008) which is the remaining balance of a relationship totaling $958 thousand classified and placed in non-accrual status prior to 2007. This loan is secured by an assignment of life insurance proceeds.  The specific reserve allocated to this loan is $326 thousand. Eight loans totaling $551 thousand have specific reserves established at the loan amounts. The remaining balance of classified loans for which specific reserves have been established totaling $477 thousand at March 31, 2009 have reserves established in the amount of $240 thousand are comprised of six loans in various stages of collection.

The loans classified as impaired without established specific reserves at March 31, 2008 include two loans well secured by commercial real estate in the amount of $3,052 thousand. The remaining balance of such loans is comprised of four loans in various stages of collection.

One of the well secured real estate loans in the carrying amount of $1,243 thousand at March 31, 2009 was restructured through a forbearance agreement during the first quarter of 2009. The borrower has complied with the requirements under the forbearance agreement including payment requirements. Interest payments of $21 thousand have been applied to the carrying amount of the loan with no interest income being recognized in 2009.

The Company acquired real property under a foreclosure process concluded in March 2009. The Company recognized a loss of approximately $138 thousand in connection with the foreclosure. The property is a commercial building with an existing tenant for part of the premises with a value of approximately $664 thousand. The Company intends to market the property.

Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. During 2009, there were no amounts included in gross interest income attributable to loans in non-accrual status.

Investment Portfolio. At March 31, 2009, the carrying value of the investment securities portfolio was $3.05 million, a decrease of $33 thousand from the carrying value of $3.09 million at December 31, 2008. The Company currently classifies its entire securities portfolio as available for sale. Increases in the portfolio will occur whenever deposit growth outpaces loan demand and the forecast for growth is such that the investment of excess liquidity in investment securities (as opposed to short term investments such as Federal funds) is warranted. In addition, the Company has purchased Federal Reserve stock in accordance with regulation and expects to maintain small equity positions in stock in two banker’s banks to facilitate loan participations.

The following table provides information regarding the composition of the Bank’s investment securities portfolio at the dates indicated.

	Investment in Securities and Stocks
	March 31, 2009		December 31, 2008
		Percent		Percent
(In thousands)	Amount	of Total	Amount	of Total
Investment securities, at fair value:
U.S. Treasuries	$3,053	100.00%	$3,086	100.00%

Investments in stocks, at cost:
Federal Reserve Stock	405	86.72%	405	86.72%
Corporate equities	62	13.28%	62	13.28%
Total stocks	$467	100.00%	$467	100.00%

The value of the U.S. treasury investment securities is derived from market quotes as reported to the Company by a third party brokerage firm. Corporate equities are comprised of common stock in two “bankers’ banks” and are generally not readily marketable.

Deposits. Deposits are the major source of funds for lending and investment activities. Deposits increased $6.0 million (4.1%) to $151.2 million at March 31, 2009 from $145.2 million at December 31, 2008.  Non-interest bearing deposits decreased $1.5 million or 6.2%, money market accounts increased $1.8 million or 14.1% and certificates of deposit increased $5.0 million, or 4.7% during the three months ended March 31, 2009. Certificates of deposit in amounts of $100 thousand and over totaled $80.0 million at March 31, 2008 and $67.0 million at December 31, 2008. Deposits are comprised of the following:

	March 31,	December 31,
(in thousands)	2009	2008
Non-interest bearing deposits	$22,127	$23,599
Savings deposits	230	148
Interest bearing demand deposits	16,700	14,296
Certificates of deposit	112,185	107,198
	$151,242	$145,241

LIQUIDITY AND CAPITAL RESOURCES.

The Company’s principal sources of funds are deposits, consisting of demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposit.  These accounts provide the Company with a relatively stable source of funds. We generally target larger deposit relationships by offering competitive interest rates on certificates of deposit of $100,000 or more in our local markets. We supplement our local deposits with out-of-area deposits obtained through the use of brokers, including the CDARS program. As a result, a substantial portion of our deposits, 51.5% at March 31, 2009 (57.3% at December 31, 2008), are comprised of deposit accounts of $100 thousand or more. The bank’s use of larger denomination certificates of deposit and brokered deposits facilitates funding the rapid growth in the loan portfolio. The Bank has used such certificates of deposits as a funding source since its inception. While sometimes requiring higher interest rates, such funds carry lower acquisition costs (marketing, overhead costs) and can be obtained when required at the maturity dates desired. Most of the deposits over $100 thousand are fully insured by the FDIC through differing ownership and trustee arrangements. All of the brokered deposits are fully insured by the FDIC. This insurance and the strong capital position of the Bank reduce the likelihood of large deposit withdrawals for reasons other than interest rate competition. Interest rates on these deposits can be higher than other deposits products. There is, however, a risk that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its own deposit rates. Under those conditions, the Bank believes that it is positioned to use other sources of funds, such as borrowing on its unsecured credit facilities with other banks or the sale of investment securities or borrowing using the securities as collateral, to offset a decline in deposits in the short run.

The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. The Bank’s principal sources of funds for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits, and the payment for checks drawn upon it. The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions and Federal funds sold. The levels of such assets are dependent on the Bank’s lending, investment and operating activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and loan demand, both current and anticipated. At March 31, 2009, the Bank’s cash and cash equivalents totaled $9.6 million, an increase of $628 thousand from the amount at December 31, 2008, primarily as the result of increases in deposits.

At March 31, 2009, the Bank has $8.5 million available under unsecured Federal funds borrowing facilities from other financial institutions; no amounts were outstanding under these facilities. The Company believes its levels of liquidity and capital are adequate to conduct the business of the Company and Bank.

OFF-BALANCE SHEET ARRANGEMENTS

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and has not recorded or incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of the Bank. Outstanding letters of credit at March 31, 2009 total $0.9 million ($1.6 million at December 31, 2008).

Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. These commitments include commitments to lend funds as well as un-advanced loan funds. These commitments at March 31, 2009 totaled $40.3 million ($42.9 million at December 31, 2008). Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

CAPITAL ADEQUACY

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At March 31, 2009, the Company and the Bank was in full compliance with these guidelines, as follows:

			Minimum Ratios
	March 31, 2009	December 31, 2008	To be “Adequately Capitalized”	To be “Well Capitalized”

Total capital:
Company	13.8%	14.1%	8.0%	N/A
Bank	11.6%	11.9%	8.0%	10.0%
Tier I:
Company	12.5%	12.9%	4.0%	—
Bank	10.3%	10.6%	4.0%	6.0%
Leverage Total:
Company	11.9%	12.2%	4.0%	—
Bank	9.8%	10.1%	4.0%	5.0%

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4 — CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31 2009  that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 — Legal Proceedings

In the ordinary course of its business, the Company may become involved in routine legal proceedings.  At March 31, 2009, there are no such proceedings.

Item 1A — Risk Factors

Not applicable

Item 2 — Unregistered Sale of Equity Securities and Use of Proceeds

(a)         Sales of Unregistered Securities.      None

(b)        Use of Proceeds.   Not applicable.

(c)         Issuer Purchases of Securities.          None

Item 3. — Defaults Upon Senior Securities.             None

Item 4 - Submission of Matters to a Vote of Security Holders.  None

Item 5 — Other Information

(a)   Information Required to be Reported on Form 8-K.        None

(b)   Changes in Security Holder Nomination Procedures.    None

Item 6 - Exhibits

Exhibit No.	Description of Exhibits

3(a)	Certificate of Incorporation of the Company, as amended (1)
3(b)	Bylaws of the Company (1)
10(a)	Employment Agreement between Richard J. Morgan and the Company (2)
10(b)	Employment Agreement between Lamont Thomas and the Company (3)
10(c)	2004 Non Incentive Option Plan (4)
10(d)	First Amendment to Employment Agreement between Lamont Thomas and the Company (5)
10(e)	Employment Agreement between Michael T. Storm and CommerceFirst Bank attached hereto (7)
10(f)	Extension of Employment Agreement between Richard J. Morgan and the Company (8)
11	Statement Regarding Computation of Per Share Income- See Notes to Financial Statements
21	Subsidiaries of the Registrant - The sole subsidiary of the Registrant is CommerceFirst Bank, a Maryland chartered commercial bank.
31(a)	Certification of Richard J. Morgan, President and CEO
31(b)	Certification of Michael T Storm, Executive Vice President and CFO
32(a)	Certification of Richard J. Morgan, President and Chief Executive Officer
32(b)	Certification of Michael T. Storm, Executive Vice President and Chief Financial Officer
99(a)	Amended and Restated Organizers Agreement (6)

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

(4)                                  Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119988).

(5)                                  Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

(6)                                  Incorporated by reference to exhibit s 99(b) and  99(d) to the  Company’s  Registration  Statement on Form SB-2, as amended (File No. 333-91817)

(7)                                  Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

(8)                                  Incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed on January 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCEFIRST BANCORP, INC.

Date: April 30, 2009	By:	/s/ Richard J. Morgan
Richard J. Morgan, President and Chief Executive Officer

Date: April 30, 2009	By:	/s/ Michael T. Storm
Michael T. Storm, Executive Vice President and Chief Financial Officer