Form 10-Q
period 2009-06-30
COMMERCEFIRST BANCORP INC
filed 2009-07-24
CIK 1098813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Securities Exchange Act). Yes ☐ No ☑
As of July 24, 2009, the number of outstanding shares of registrant’s common stock, par value $0.01 per share was: 1,820,548

CommerceFirst Bancorp, Inc.
FORM 10-Q

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition
June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009	2008
ASSETS

Cash and due from banks	$2,354,110	$3,290,691
Interest bearing deposits	15,470,575	—
Federal funds sold	251,466	5,673,666

Cash and cash equivalents	18,076,151	8,964,357
Investment securities — available-for-sale, at fair value	3,019,687	3,085,770
Investments in restricted stocks, at cost	467,000	467,000
Loans receivable, net of allowance for loan losses of $2,080,000 at June 30, 2009 and $1,860,000 at December 31, 2008	166,939,100	151,101,169
Premises and equipment, net	861,025	1,000,967
Accrued interest receivable	730,819	639,538
Deferred income taxes	906,399	667,993
Other real estate owned	653,000	—
Other assets	414,005	642,280

Total Assets	$192,067,186	$166,569,074

LIABILITIES

Non-interest bearing deposits	$20,693,595	$23,598,842
Interest bearing deposits	149,766,765	121,642,218

Total deposits	170,460,360	145,241,060

Accrued interest payable	283,130	265,105
Other liabilities	948,772	752,352

Total Liabilities	171,692,262	146,258,517

STOCKHOLDERS’ EQUITY
Common stock — $.01 par value; authorized 4,000,000 shares
Issued and outstanding: 1,820,548 shares at June 30, 2009 and at December 31, 2008	18,205	18,205
Additional paid-in capital	17,852,931	17,852,931
Retained earnings	2,492,803	2,392,882
Accumulated other comprehensive income:
Net unrealized gain on securities available-for-sale	10,985	46,539

Total Stockholders’ Equity	20,374,924	20,310,557

Total Liabilities and Stockholders’ Equity	$192,067,186	$166,569,074

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
For the Six and Three Months Ended June 30, 2009 and 2008
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$5,586,210	$5,051,386	$2,876,206	$2,505,064
U.S. Treasury securities	65,460	195,110	33,091	94,907
Investment in stocks	13,010	12,943	6,075	6,076
Interest bearing deposits	7,625	—	5,491	—
Federal funds sold	2,443	102,502	88	28,742

Total interest income	5,674,748	5,361,941	2,920,951	2,634,789

Interest expense:
Deposits	2,342,777	2,519,087	1,179,021	1,224,755
Repurchase agreements	—	22,717	—	7,586

Total interest expense	2,342,777	2,541,804	1,179,021	1,232,341

Net interest income	3,331,971	2,820,137	1,741,930	1,402,448

Less provision for loan losses	799,253	59,277	269,803	50,000

	2,532,718	2,760,860	1,472,127	1,352,448

Non-interest income:
Gain on sale of SBA loans	117,534	130,047	117,534	98,665
Gain on sale of securities	—	40,431	—	40,431
Service charges and other income	207,766	116,879	106,811	52,701

Total non-interest income	325,300	287,357	224,345	191,797

Non-interest expenses:

Compensation and benefits	1,462,393	1,481,956	737,797	739,539
Legal and professional	127,234	159,218	61,508	63,052
Rent and occupancy	281,036	270,774	137,619	133,303
Marketing and business development	24,805	60,077	18,583	36,905
FDIC insurance	211,612	49,461	153,585	24,021
Data processing	67,423	64,262	33,690	31,247
Support services	93,737	84,023	54,533	50,463
Communications	55,397	55,561	27,932	29,693
Depreciation and amortization	148,199	145,260	73,550	72,631
Other	217,766	190,512	103,387	99,025

Total non-interest expenses	2,689,602	2,561,104	1,402,184	1,279,879

Income before income taxes	168,416	487,113	294,288	264,366
Income tax expense	68,495	177,635	117,784	104,222

Net income	$99,921	$309,478	$176,504	$160,144

Basic earnings per share	$0.05	$0.17	$0.10	$0.09

Diluted earnings per share	$0.05	$0.17	$0.10	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
For the Six and Three Months Ended June 30, 2009 and 2008
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$99,921	$309,478	$176,504	$160,144

Reclassification adjustment for gain included in net income, net of taxes	—	(24,663)	—	(24,663)

Change in unrealized gains on securities available for sale, net of taxes	(35,554)	(9,928)	(6,924)	(74,681)

Other comprehensive loss	(35,554)	(34,591)	(6,924)	(99,344)

Total comprehensive income	$64,367	$274,887	$169,580	$60,800

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balance December 31, 2007	$18,205	$17,852,931	$2,097,967	$87,258	$20,056,361

Net income- June 30, 2008			309,478		309,478

Net change in unrealized gains on securities available-for-sale				(34,591)	(34,591)

Balance June 30, 2008	$18,205	$17,852,931	$2,407,445	$52,667	$20,331,248

Balance December 31, 2008	$18,205	$17,852,931	$2,392,882	$46,539	$20,310,557

Net income- June 30, 2009			99,921		99,921

Net change in unrealized gains on securities available-for-sale				(35,554)	(35,554)

Balance June 30, 2009	$18,205	$17,852,931	$2,492,803	$10,985	$20,374,924

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	June 30,	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$99,921	$309,478
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	148,199	145,260
Gain on sale of investment securities	—	(40,431)
Gain on sales of SBA loans	(117,534)	(130,047)
Provision for loan losses	799,253	59,277
Provision for losses on unfunded commitments	3,000	3,000
Deferred income taxes	(215,246)	(90,344)
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(91,281)	123,652
Decrease in other assets	228,275	92,191
Increase (decrease) in accrued interest payable	18,025	(6,342)
Increase (decrease) in other liabilities	193,420	(134,094)
Other amortization and accretion, net	7,369	8,571

Net cash provided by operating activities	1,073,401	340,171

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investment securities	—	3,039,375
Proceeds from sale of SBA loans	1,983,727	1,972,967
Increase in loans, net	(18,503,377)	(15,669,102)
Increase in other real estate owned	(653,000)	—
Purchase of premises and equipment	(8,257)	(32,737)

Net cash used by investing activities	(17,180,907)	(10,689,497)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in non-interest bearing deposits, net	(2,905,247)	(650,883)
Net increase in other deposits	28,124,547	13,118,033
Net decrease in securities sold under agreements to repurchase	—	(22,832)

Net cash provided by financing activities	25,219,300	12,444,318

Net increase in cash and cash equivalents	9,111,794	2,094,992
Cash and cash equivalents at beginning of period	8,964,357	11,724,888

Cash and cash equivalents at end of period	$18,076,151	$13,819,880

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$2,324,752	$2,548,146

Total decrease in unrealized gains on available for sale securities	$(35,554)	$(55,187)

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
The financial data at December 31, 2008 are derived from audited consolidated financial statements that are included in the Company’s Annual Report for the year ended December 31, 2008. The financial data at June 30, 2009 and 2008 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.
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
The Company has evaluated subsequent events through the date of issuance of the financial data included herein, July 24, 2009.
Cash and cash equivalents in the statement of cash flows include cash on hand, non-interest bearing amounts due from correspondent banks, interest and non-interest bearing deposits due from the Federal Reserve and Federal funds sold.
Certain prior period amounts have been reclassified to conform to the current period’s method of presentation.
Note 2. Fair value
FASB Statement No. 157 (SFAS 157), Fair Value Measurements defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. These inputs are summarized in three broad levels: Level 1 — Quoted prices in active markets for identical securities, Level 2 — Other significant observable inputs (including quoted prices in active markets for similar securities) and Level 3 — Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)
The Company’s bond holdings in the investment securities are the only asset or liability subject to fair value measurement on a recurring basis. These assets are valued under Level 1 inputs. The Company also has assets measured on a non-recurring basis during the period. These assets include $1.8 million of an impaired loan, other real estate owned of $653 thousand and $62 thousand of investments in corporate equities valued under Level 2 inputs. The remaining $1.2 million of impaired loans are valued under Level 3 inputs.

The estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,354	$2,354	$3,291	$3,291
Interest bearing deposits	15,471	15,471	—	—
Federal funds sold	251	251	5,674	5,674
Investment securities	3,020	3,020	3,086	3,086
Investments in restricted stock	467	467	467	467
Loans, net	166,939	173,684	151,101	158,169
Accrued interest receivable	731	731	640	640

Financial liabilities:
Non-interest bearing deposits	$20,694	$20,694	$23,599	$23,599
Interest bearing deposits	149,767	152,560	121,642	124,499
Accrued interest payable	283	283	265	265

Off-balance sheet commitments	—	—	—	—
Fair values are based on quoted market prices for similar instruments or estimated using discounted cash flows. The discounts used are estimated using comparable market rates for similar types of instruments adjusted to be commensurate with the credit risk, overhead costs and optionality of such instruments.
The fair value of cash and due from banks, federal funds sold, investments in restricted stocks and accrued interest receivable are equal to the carrying amounts. The fair values of investment securities are determined using market quotations. The fair value of loans receivable is estimated using discounted cash flow analysis.
The fair value of non-interest bearing deposits, interest-bearing checking, savings, and money market deposit accounts, and accrued interest payable are equal to the carrying amounts. The fair value of fixed-maturity time deposits is estimated using discounted cash flow analysis.
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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average shares outstanding	1,820,548	1,820,548	1,820,548	1,820,548
Common stock equivalents	—	3,919	—	2,112

Average common shares and equivalents	1,824,467	1,824,467	1,822,660	1,822,660

Net income	$99,921	$309,478	$176,504	$160,144
Basic earnings per share	$0.05	$0.17	$0.10	$0.09
Diluted earnings per share	$0.05	$0.17	$0.10	$0.09
All of the 126,372 outstanding warrants and options were excluded from the calculation of diluted income per share in 2009 because they are anti-dilutive, while none were excluded in 2008.

Note 4. Related Party Transactions
The Bank paid $26 thousand during the first six months of 2009 for legal services to a firm of which a Director of the Bank is a principal. Also, the Bank paid $20 thousand for support services to a computer consulting firm of which a Director of the Bank is also a principal during this time frame. Expenditures totaling less than $10 thousand were paid to several entities in which directors were principals during the first six months of 2009. All of the above transactions have been consummated on terms equivalent to those that prevail in arms length transactions.
Executive officers, directors and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectability or present other unfavorable terms. At June 30, 2009 the amounts of such loans outstanding were $3.9 million.
Deposit balances of executive officers, directors and their affiliated interests totaled $12.6 million at June 30, 2009.
Note 5. Commitments and contingencies
The Bank is a party to financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments typically include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Outstanding commitments as of June 30, 2009 are as follows:

Loan commitments	$9.8 million
Unused lines of credit	$34.7 million
Letters of Credit	$.8 million
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
In April 2009, the FASB issued three Final Staff Positions (FSPs) to provide additional guidance and disclosures regarding fair value measurements and impairments of securities:
FSP FAS 157-4. “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company has complied with the requirements of FSP FAS 107-1.
These three FSPs were effective for interim and annual periods ending after June 15, 2009.
In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This FASB was effective for interim and annual periods ending after June 15, 2009. The Company has complied with the requirements of FASB 165.
In June 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 to improve the reporting for the transfer of financial assets resulting from 1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of FASB No. 166 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of FASB No. 167 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The Company continued its efforts to increase investments in loans during 2009 to better utilize its resources and leverage new capital obtained from the issuance of common stock in 2005. Loans increased by 10.5% during the first six months of 2009. The increase in loans and the reduction of the cost of deposits resulted in an increase in net interest margin.
The Company continued a pattern of asset and revenue growth during the first six months of 2009 but operating results have been adversely affected by increases in federal deposit insurance premiums and increases in the provision for loan losses in recognition of the effect of uncertain economic conditions on the Company’s loans. Key measurements and events for the period include the following:
•	Total assets at June 30, 2009 increased by 15.3% to $192.1 million as compared to $166.6 million as of December 31, 2008.

•	Net loans outstanding increased by 10.5% from $151.1 million as of December 31, 2008 to $166.9 million as of June 30, 2009.

•	Deposits at June 30, 2009 were $170.0 million, an increase of $25.2 million or 17.4% from December 31, 2008.

•
The Company’s net income for the six month period ended June 30, 2009 was $99.9 thousand as compared to net income of $309.5 thousand for the six month period ended June 30, 2008 primarily resulting from increased provision for loan losses during 2009 as well as increases in federal deposit insurance premiums.

•	Net interest income, the Company’s main source of income, was $3.3 million during the six month period ended June 30, 2009 compared to $2.8 million for the same period in 2008, an increase of 18.2%.

•	Non-interest income increased by $38 thousand for the six month period ended June 30, 2009 as compared to the six month period ended June 30, 2008.

•	Non-interest expenses increased by $128 thousand or 5.0%, for the six months ended June 30, 2009, as compared to the same period in 2008.
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

RESULTS OF OPERATIONS
General.
The Company reported net income of $99.9 thousand for the six-month period ended June 30, 2009 as compared to net income of $309.5 thousand for the six-month period ended June 30, 2008. The reduced earnings in 2009 are the result of the increase in the provision for loan losses from $59 thousand during the first six months of 2008 to $799 thousand for the same period in 2009. The Company is increasing its allowance for loan losses in recognition of the detrimental effect of the weakened economy on its loan customers. The level of impaired loans and the amount of loans for which specific reserves have been established have increased as compared to the first quarter of 2008 resulting in the increase of provisions for loan losses during the first half of 2009 as compared to the same period in 2008. Net interest income increased in 2009 as compared to 2008 by $512 thousand (18.2%). During 2008, the Company’s net interest income was negatively affected by the reduced interest rate environment initiated by the Federal Reserve Bank in late 2007. In the first half of 2009, the average interest rate paid on interest bearing funds declined at a more rapid pace then the decline in the average interest rate earned on interest earning assets. This resulted in increases in net interest spread, net interest margin and net interest income. The increase in non-interest expenses of $128 thousand was somewhat offset by increases in non- interest income of $38 thousand. The largest non-interest expense increase was the $162 thousand increase in federal deposit insurance premiums.
Return on Average Assets and Average Equity. The following table shows the return on average assets and average equity for the period shown.

	Six Months Ended		Year Ended
	June 30,		December 31,
	2009	2008	2008

Return on Average Equity	0.99%	3.05%	1.92%

Return on Average Earning Assets	0.12%	0.41%	0.25%

Ratio of Average Equity to Average Assets	11.64%	13.13%	12.86%
Six months ended June 30, 2009
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
Total interest income increased by $313 thousand or 5.8% to $5.7 million for the six-month period ended June 30, 2009. This increase in interest income was attributable to the increase in average earning assets during the first half of 2009 of $20.9 million as compared to the same period in 2009. Interest income was adversely affected by the decline in the yield of the average earning assets from 7.1% in 2008 to 6.7% in 2009.
Interest expense decreased by $199 thousand or 7.8% to $2.3 million for the six months ended June 30, 2009 as compared to $2.5 million during the first six months of 2008. This decrease was primarily attributable to the decrease in the cost of funds from 4.5% during the first half of 2008 to 3.6% during the first half of 2009. The decline in the cost of funds was partially offset by the increase in average interest bearing liabilities of $17.4 million during 2009 as compared to 2008.
The net interest income for the six-month period ended June 30, 2009 was $3.3 million as compared to $2.8 million for the same period in 2008. Net interest income increased primarily because of the increase in average earning assets and the reduced cost of funds during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

The following table shows the average balances and the rates of the various categories of the Company’s assets and liabilities. Nonperforming loans are included in average balances in the following table:
AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

	Six Months Ended June 30:
	2009			2008
	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest Earning Assets:
Loans receivable	$160,151	$5,586	7.03%	$133,223	$5,051	7.60%
Investment securities	3,523	79	4.52%	9,445	208	4.42%
Interest bearing deposits	6,163	8	0.26%	—	—	—
Federal funds sold	1,726	2	0.23%	7,976	103	2.59%

Total Interest Earning Assets	171,563	5,675	6.67%	150,644	5,362	7.14%

Less allowance for loan losses	(2,126)			(1,719)
Non-Interest Earning Assets	5,571			5,670

Total Assets	$175,008			$154,595

Liabilities and Stockholders’ Equity:
Interest -Bearing Liabilities:
Interest bearing demand deposits	$2,190	1	0.09%	$1,814	$2	0.22%
Money market deposit accounts	13,539	36	0.54%	19,728	215	2.19%
Savings accounts	560	4	1.44%	63	—	0.00%
Certificates of deposit	115,811	2,302	4.01%	90,014	2,302	5.13%
Securities sold under agreements to repurchase	—		—	3,040	23	1.52%

Total Interest Bearing Liabilities	132,100	2,343	3.58%	114,659	2,542	4.45%

Non-Interest Bearing Liabilities:
Demand deposits	21,544			18,814
Other	998			828

Total Liabilities	154,642			134,301

Stockholders’ Equity	20,366			20,294

Total Liabilities and Equity	175,008			$154,595

Net Interest Income		$3,332			$2,820

Net Interest Spread			3.09%			2.69%

Net Interest Margin			3.92%			3.75%

Yields on securities are calculated based on amortized cost.
Net interest margin was 3.9% in the first half of 2009, as compared to 3.8% in the comparable period in 2008. Interest spread was 3.1% in the first half of 2009, as compared to the 2.7% in the first half of 2008 reflecting the greater reduction in the cost of interest bearing funds as compared to the reduced earnings rate of interest earning assets. The growth in loans receivable as well as the re-pricing of interest bearing deposits at lower interest rates combined to improve the net interest spread and net interest margin.

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

	June 30, 2009 vs. June 30, 2008
	Increase (Decrease)
(In thousands)	Volume	Rate	Total
Interest-Earning Assets:
Federal funds sold	$(80)	$(20)	$(100)
Interest bearing deposits	8	—	8
Investment portfolio	(131)	1	(130)
Loans receivable	1,021	(486)	535

Net Change in Interest Income	818	(505)	313

Interest Bearing Liabilities:
Interest bearing deposits	534	(710)	(176)
Securities sold under agreements to repurchase	(23)	—	(23)

Net Change in Interest Expense	511	(710)	(199)

Change in Net Interest Income	$307	$205	$512

Provision for Loan Losses. The provision for loan losses represents the amount charged against earnings to increase the allowance for loan losses to the level deemed appropriate by management. The provision for loan losses and the allowance for loan losses are based on management’s ongoing assessment of the Company’s credit exposure and consideration of certain other relevant factors. The provision for loan losses was $799 thousand during the six months ended June 30, 2009 as compared to $59 thousand for the six months ended June 30, 2008. The Company is increasing its provision for loan losses to address identified loan concerns and in recognition of the detrimental effect of the weakened economy. The allowance is comprised of specific and general allowance amounts.
Non-Interest Income. Non-interest income principally consists of gains from the sale of the guaranteed portion of Small Business Administration loans and from deposit account services charges. For the six months ended June 30, 2009, gains on sales of the guaranteed portion of SBA loans was $118 thousand whereas gains on sales of SBA loans amounted to $130 thousand during the first half of 2008. Generally, the Bank desires to sell the guaranteed portion of most additional SBA loans resulting in a continuing stream of income that may vary significantly from quarter to quarter, depending in part upon the volume of loans actually sold. Deposit account service charges amounted to $208 thousand during the six months ended June 30, 2009 as compared to $117 thousand for the same period in 2008 reflecting higher service charges assessed on deposit account activities. The Company increased service charge rates as well as chargeable items during 2009.
Non-Interest Expense. Non-interest expense increased by $128 thousand during the six-month period ended June 30, 2009 as compared to the same period in 2008, a 5.0% increase. The increase in FDIC insurance assessments of $162 thousand, including $86 thousand in special assessment, was the primary cause of the increase in non-interest expense for the six months ended June 30, 2009. The FDIC has indicated that another special insurance premium may be assessed during the fourth quarter of 2009.
Income Tax Expense. During the six months ended June 30, 2009, the Company recorded an income tax expense of $68 thousand as compared to a $178 thousand expense during the same period in 2008. The income tax expense was 40.7% of income before taxes in 2009 and 36.5% of income before taxes in 2008. In the six month period ended June 30, 2008, the effective income tax rate was reduced 5.9% because the effect of a 2008 state tax rate change on deferred tax items.

Three months ended June 30, 2009
Net Interest Income and Net Interest Margin.
Total interest income increased by $286 thousand or 10.9% to $2.9 million for the three-month period ended June 30, 2009. This increase in interest income was attributable to the increase in average earning assets during 2009 as compared to 2008. The interest income was adversely affected by the decline in the yield of the average earning assets.
Interest expense decreased by $53 thousand or 4.3% to $1.2 million for the three months ended June 30, 2009 as compared to the same period of 2008. This decrease was primarily attributable to the decrease in the cost of funds. The decline in the cost of funds was partially offset by the increase in average interest bearing liabilities during 2009 as compared to 2008.
The net interest income for the three-month period ended June 30, 2009 was $1.7 million as compared to $1.4 million for the same period in 2008. Net interest income increased primarily because of the increase in average earning assets and the reduced cost of funds during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.
Provision for Loan Losses. The provision for loan losses was $270 thousand during the three months ended June 30, 2009 as compared to $50 thousand for the three months ended June 30, 2008. The Company is increasing its provision for loan losses to address identified loan concerns and in recognition of the detrimental effect of the weakened economy. The allowance is comprised of specific and general allowance amounts.
Non-Interest Income. For the three months ended June 30, 2009, gains on sales of the guaranteed portion of SBA loans were $118 thousand whereas gains on sales of SBA loans amounted to $99 thousand during the same period in 2008. Deposit account service charges amounted to $107 thousand during the three months ended June 30, 2009 as compared to $53 thousand for the same period in 2008 reflecting higher service charges assessed on deposit account activities. The Company increased service charge rates as well as chargeable items during 2009.
Non-Interest Expense. Non-interest expense increased by $122 thousand during the three-month period ended June 30, 2009 as compared to the same period in 2008, a 9.6% increase. The increase in FDIC insurance assessments of $130 thousand, including $86 thousand in special assessment, was the primary cause of the increase in non-interest expense for the three months ended June 30, 2009. The FDIC has indicated that another special insurance premium may be assessed during the fourth quarter of 2009.
Income Tax Expense. During the three months ended June 30, 2009, the Company recorded an income tax expense of $118 thousand as compared to a $104 thousand expense during the same period in 2008. The income tax expense was 40.0% of income before taxes in 2009 and 39.4% of income before taxes in 2008.
FINANCIAL CONDITION.
General. The Company’s assets at June 30, 2009 were $192.1 million, an increase of $25.5 million or 15.3%, from December 31, 2008. Gross loans totaled $169.1 million is comprised of real estate loans of $101.4 million, an increase of $7.2 million, or 7.6%, from December 31, 2008 and commercial loans of $67.7 million, a decrease of $8.9 million, or 15.2% from December 31, 2008. At June 30, 2009, deposits totaled $170.5 million an increase of $25.2 million, or 17.4%, from December 31, 2008. Deposits at June 30, 2009 are comprised primarily of certificates of deposit of $130.2 million, NOW and Money Market accounts of $16.3 million, savings accounts of $3.3 million and noninterest bearing deposits of $20.7 million.
Loan Portfolio. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At June 30, 2009, net loans were $166.9 million, a 10.5% increase from the $151.1 million in loans outstanding at December 31, 2008. In general, loans consist of internally generated loans and, to lesser degree, participation loans purchased from other local community banks. Lending activity is generally confined to our immediate market areas. The Company continues its efforts to increase investments in loans to better utilize its resources and leverage capital obtained from the issuance of common stock in 2005. The Company has not reduced its credit underwriting standards to achieve loan growth. The Company has approximately $2.4 million of acquisition and construction loans secured by residential building lots. The Company does not engage in foreign lending activities. Loans secured by residential real estate are loans to investors for commercial purposes. The Bank does not lend funds to consumers. The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

Loans receivable, net is comprised of the following:

	June 30, 2009		December 31, 2008
		Percentage		Percentage
(In thousands)	Balance	of Loans	Balance	of Loans
Commercial & industrial loans	$67,717	40.0%	$58,783	38.4%
Real estate loans secured by:
Residential real estate	21,461	12.7%	19,007	12.4%
Commercial real estate	79,907	47.3%	75,200	49.2%

Total real estate loans	101,368	60.0%	94,207	61.6%

	169,085	100.0%	152,990	100.0%

Unearned loan fees, net	(66)		(29)
Allowance for loan losses	(2,080)		(1,860)

	$166,939		$151,101

The following table shows the interest rate sensitivity of the loan portfolio at June 30, 2009. Demand loans, loans without a stated maturity and overdrafts are reported as due in one year or less. Floating rate loans are reported to reflect the period until re-pricing.

	Interest rate sensitivity of loan portfolio
	One Year	After One Year	After Five
(In thousands)	or Less	through Five Years	Years	Total
	$72,582	$93,457	$3,046	$169,085

Allowance for loan losses. The adequacy of the allowance for loan losses is evaluated based upon loan categories except for loans rated substandard, doubtful or loss, which are evaluated separately and assigned loss amounts based upon the evaluation. Loss ratios are applied to each category of loan to determine estimated loss amounts. Categories of loans are identified commercial, SBA and mortgage loans. Loss ratios are determined based upon losses incurred adjusted for the effect of current economic conditions, any industry concentration or identified weakness in an industry, credit management and underwriting policies changes and secured versus unsecured nature of loan category. At June 30, 2009, the range of the loss ratios used to determine estimated losses by loan category were: commercial loans — 0.66%; SBA loans (unguaranteed portion) — 5.5% and real estate loans- 0.20% to 1.15%. These loss ratios are about 0.15% higher than the ratios applied at December 31, 2008 reflecting general weaknesses in economic conditions. Additional losses are estimated resulting from additional identified risks factors, such as loans with underwriting exceptions, the level and direction of payment delinquencies and the level of large loans. These additional loss estimates are not allocated to the separate loan categories.

The adequacy of the allowance for loan losses is also reviewed at least quarterly using risk ratings applied to the loans based upon rating criteria consistent with regulatory definitions. The risk rating is adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and, in the case of commercial loans and commercial real estate loans, the normal periodic review of the underlying credit indicates that a change in risk rating is appropriate. An estimated “low” and “high” loss percentage is applied to loans in each risk rating. These loss percentages increase as the loan risk rating increases. Loans rated as substandard, doubtful or loss are evaluated separately and assigned loss amounts based upon the separate evaluation. Risks factors identified beyond individual loan risks, such as economic conditions, underwriting exceptions and loan concentrations are quantified based upon management’s estimations of loss exposure. Loss percentages used are generally based upon management’s best estimates considering losses incurred. Estimated “low” and “high” allowance for loan loss amounts are derived by accumulating the estimated losses using the “low” and “high” loss percentages for each risk rating and adding losses based upon separate loan evaluations and identified other risks. The actual allowance for loan losses is compared to this range to ascertain that it is reasonably situated within the range. In addition, on at least a quarterly basis, the recorded allowance for loan losses (as a percent of loans) is compared to peer group levels to ascertain the reasonableness of the estimate. At June 30, 2009, the actual allowance for loan losses of 1.23% was between the “low” and “high” allowance amounts of 1.10% and 1.35%, respectively.
The allowance for loan losses represents 1.23% and 1.22% of loans receivable at June 30, 2009 and December 31, 2008, respectively. The Company has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.
The activity in the allowance for loan losses is shown in the following table.

	Six Months Ended	Year Ended
(In thousands)	June 30, 2009	December 31, 2008
Allowance for loan losses:
Beginning balance	$1,860	$1,665
Charge-offs:
Commercial loans	(445)	(497)
Commercial real estate loan	(138)	—
Recoveries:
Commercial loans	4	45

Net charge offs	(579)	(452)

Provision for loan losses	799	647

Ending balance	$2,080	$1,860

The ratio of net charge-offs as a percentage of average loans was 0.36% during the six months ended June 30, 2009 and 0.33% during the year ended December 31, 2008.
Additionally, the Company has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At June 30, 2009 the balance of this reserve was $51 thousand. The reserve, based on evaluations of the collectability of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.
Asset Quality. In its lending activities, the Company seeks to develop sound loans with customers who will grow with the Company. There has not been an effort to rapidly build the portfolio and earnings at the sacrifice of asset quality. At the same time, the extension of credit inevitably carries some risk of non-payment.

Non-accrual loan activity is summarized as follows since December 31, 2008:

(In thousands)	Loan Amount

Balance at December 31, 2008	$5,819
New loans placed on non-accrual	344
Less:
Loan restored to interest earning status	1,266
Payments on loans applied to principal	12
Pay-off : Sold in foreclosure	576
Other real estate owned addition	663
Charge offs	579

Balance at June 30, 2009	$3,067

Included in the amount of non-accrual loans at June 30, 2009 is a loan in the amount of $1,809 thousand which is well secured by real estate.
Information regarding loans classified as impaired follows:

	June 30,	December 31,
(In thousands)	2009	2008
Loans classified as impaired with specific reserves	$1,076	$1,892
Loans classified as impaired with no specific reserves	$1,933	$3,927
Allowance for loan losses on impaired loans	$741	$840
Average balance of impaired loans during period	$5,054	$2,142
The loans classified as impaired with specific reserves at June 30, 2009 include a non-accrual loan in the amount of $483 thousand (same balance at December 31, 2008) which is the remaining balance of a relationship totaling $958 thousand classified and placed in non-accrual status prior to 2007. This loan is secured by an assignment of life insurance proceeds. The specific reserve allocated to this loan is $326 thousand. Three loans totaling $101 thousand have specific reserves established at the loan amounts. Specific reserves in the amount of $314 thousand have been established for the remaining balance of classified loans (five loans with balances totaling $492 thousand) with specific reserves.
The loans classified as impaired without established specific reserves at June 30, 2009 include a loan well secured by commercial real estate in the amount of $1.8 million. The remaining balance of such loans is comprised of three loans in various stages of collection.
The Company acquired real property under a foreclosure process concluded in March 2009. The Company recognized a loss of approximately $138 thousand in connection with the foreclosure. The property is a commercial building with an existing tenant for part of the premises with a value of approximately $653 thousand. The Company intends to market the property.
Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. During 2009, there were no amounts included in gross interest income attributable to loans in non-accrual status.
A well secured real estate loan in the carrying amount of $1.3 million at June 30, 2009 was restructured through a forbearance agreement during the first quarter of 2009. The borrower has complied with the requirements under the forbearance agreement including payment requirements and the loan was placed back on an accrual basis. Interest payments of $39 thousand had been received on this previously classified non-accrual impaired loan and recognized in interest income in the second quarter of 2009.

Investment Portfolio. At June 30, 2009, the carrying value of the investment securities portfolio was $3.02 million, a decrease of $66 thousand from the carrying value of $3.09 million at December 31, 2008. The Company currently classifies its entire securities portfolio as available for sale. Increases in the portfolio will occur whenever deposit growth outpaces loan demand and the forecast for growth is such that the investment of excess liquidity in investment securities (as opposed to short term investments such as Federal funds) is warranted. In addition, the Company has purchased Federal Reserve stock in accordance with regulation and expects to maintain small equity positions in stock in two banker’s banks to facilitate loan participations.
The following table provides information regarding the composition of the Bank’s investment securities portfolio at the dates indicated.

	Investment in Securities and Stocks
	June 30, 2009		December 31, 2008
		Percent		Percent
(In thousands)	Amount	of Total	Amount	of Total
Investment securities, at fair value:
U.S. Treasuries	$3,020	100.00%	$3,086	100.00%

Investments in stocks, at cost:
Federal Reserve Stock	405	86.72%	405	86.72%
Corporate equities	62	13.28%	62	13.28%

Total stocks	$467	100.00%	$467	100.00%

The value of the U.S. treasury investment securities is derived from market quotes as reported to the Company by a third party brokerage firm. Corporate equities are comprised of common stock in two “bankers’ banks” and are generally not readily marketable.
Deposits. Deposits are the major source of funds for lending and investment activities. Deposits increased $25.2 million (17.4%) to $170.4 million at June 30, 2009 from $145.2 million at December 31, 2008. Non-interest bearing deposits decreased $2.9 million or 12.3%, interest bearing demand accounts (Money Market and NOW accounts) increased by $2.0 million or 14.0%, savings accounts deposits increase $3.1 million and certificates of deposit increased $23.0 million, or 21.5% during the six months ended June 30, 2009. Certificates of deposit in amounts of $100 thousand and over totaled $75.8 million at June 30, 2009 and $67.0 million at December 31, 2008. Deposits are comprised of the following:

	June 30,	December 31,
(In thousands)	2009	2008
Non-interest bearing deposits	$20,693	$23,599
Savings deposits	3,266	148
Interest bearing demand deposits	16,301	14,296
Certificates of deposit	130,200	107,198

	$170,460	$145,241

The Company began to offer a new “premium” saving account during 2009 resulting in the substantial increase in the balances of saving accounts at June 30, 2009. This account is attractively priced to increase deposits and to increase the Company’s deposit customer base. The increase in interest bearing deposits is generally attributable to increases in title companies’ accounts at June 30, 2009. The increase in certificates of deposit includes an increase in brokered deposits of $4.9 million.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s principal sources of funds are deposits, consisting of demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposit. These accounts provide the Company with a relatively stable source of funds. We generally target larger deposit relationships by offering competitive interest rates on certificates of deposit of $100,000 or more in our local markets. We supplement our local deposits with out-of-area deposits including deposits obtained through the use of brokers and through the CDARS program. As a result, a substantial portion of our deposits, 44.5% at June 30, 2009 (57.3% at December 31, 2008), are comprised of certificate of deposit accounts of $100 thousand or more. The Company’s use of larger denomination certificates of deposit and brokered deposits facilitates funding the rapid growth in the loan portfolio. The Bank has used such certificates of deposits as a funding source since its inception. While sometimes requiring higher interest rates, such funds carry lower acquisition costs (marketing, overhead costs) and can be obtained when required at the maturity dates desired. Substantially all of the deposit accounts over $100 thousand are fully insured by the FDIC through differing ownership and trustee arrangements. All of the brokered deposits are fully insured by the FDIC. This insurance and the strong capital position of the Bank reduce the likelihood of large deposit withdrawals for reasons other than interest rate competition. Interest rates on these deposits can be higher than other deposits products. There is, however, a risk that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its own deposit rates. Under those conditions, the Bank believes that it is positioned to use other sources of funds, such as borrowing on its unsecured credit facilities with other banks or the sale of investment securities or borrowing using the securities as collateral, to offset a decline in deposits in the short run.
At June 30, 2009 the company had cash and cash equivalents in the amount of $18.1 million as compared to $9.0 million at December 31, 2008. The Company increased its deposits during May and June of 2009 to supplement its general liquidity level as well as to fund expected loan settlements. Some of the larger loans (totaling approximately $5.5 million) expected to settle in June 2009 actually settled in July 2009. Therefore cash and cash equivalents generated to fund the loans remained in interest bearing deposits at June 30, 2009.
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
At June 30, 2009, the Bank has $8.5 million available under unsecured Federal funds borrowing facilities from other financial institutions; no amounts were outstanding under these facilities. The Company believes its levels of liquidity and capital are adequate to conduct the business of the Company and Bank.
OFF-BALANCE SHEET ARRANGEMENTS
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and has not recorded or incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of the Bank. Outstanding letters of credit at June 30, 2009 total $0.8 million ($1.6 million at December 31, 2008).

Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. These commitments include commitments to lend funds as well as un-advanced loan funds. These commitments at June 30, 2009 totaled $44.5 million ($42.9 million at December 31, 2008). Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
CAPITAL ADEQUACY
The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At June 30, 2009, the Company and the Bank was in full compliance with these guidelines, as follows:

			Minimum Ratios
	June 30,	December 31,	To be “Adequately	To be “Well
	2009	2008	Capitalized”	Capitalized”

Total capital:
Company	13.1%	14.1%	8.0%	N/A
Bank	12.2%	11.9%	8.0%	10.0%
Tier I:
Company	11.8%	12.9%	4.0%	—
Bank	10.9%	10.6%	4.0%	6.0%
Leverage Total:
Company	11.3%	12.2%	4.0%	—
Bank	10.5%	10.1%	4.0%	5.0%
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable
ITEM 4 — CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
In the ordinary course of its business, the Company may become involved in routine legal proceedings. At June 30, 2009, there are no such proceedings.
Item 1A — Risk Factors
Not applicable
Item 2 — Unregistered Sale of Equity Securities and Use of Proceeds
(a)	Sales of Unregistered Securities. None

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Securities. None
Item 3 — Defaults Upon Senior Securities
None
Item 4 — Submission of Matters to a Vote of Security Holders
At the Company’s annual shareholders’ meeting held on May 6, 2009, the shareholders of the Company elected Robert R. Mitchell, Richard J Morgan and George C. Shenk, Jr. as directors for three-year terms as follows:

	Votes For	Votes Against	Votes Withheld	Total Votes

Robert R. Mitchell	1,388,143	—	14,789	1,402,932
Percent of votes cast	98.96%		1.04%	100%

Richard J. Morgan	1,390,643	—	12,289	1,402,932
Percent of votes cast	99.12%		088%	100%

George C. Shenk, Jr.	1,388,143	—	14,789	1,402,932
Percent of votes cast	98.96%		1.04%	100%
There were no solicitations in opposition to management’s nominees and all such nominees were elected. These director-nominees were incumbent directors previously elected by the shareholders to three-year terms. Directors continuing in office are Edwin B. Howlin, Jr, Charles L. Hurtt, Jr, Milton D. Jernigan, II, John A. Richardson, Sr., Lamont Thomas and Jerome A. Watts.
Item 5 — Other Information
(a)	Information Required to be Reported on Form 8-K. None

(b)	Changes in Security Holder Nomination Procedures. None

Item 6 — Exhibits

Exhibit No.		Description of Exhibits

3	(a)	Certificate of Incorporation of the Company, as amended (1)
3	(b)	Bylaws of the Company (1)
10	(a)	Employment Agreement between Richard J. Morgan and the Company (2)
10	(b)	Employment Agreement between Lamont Thomas and the Company (3)
10	(c)	2004 Non Incentive Option Plan (4)
10	(d)	First Amendment to Employment Agreement between Lamont Thomas and the Company (5)
10	(e)	Employment Agreement between Michael T. Storm and CommerceFirst Bank attached hereto (7)
10	(f)	Extension of Employment Agreement between Richard J. Morgan and the Company (8)
11		Statement Regarding Computation of Per Share Income- See Notes to Financial Statements
21		Subsidiaries of the Registrant — The sole subsidiary of the Registrant is CommerceFirst Bank, a Maryland chartered commercial bank
31	(a)	Certification of Richard J. Morgan, President and CEO
31	(b)	Certification of Michael T Storm, Executive Vice President and CFO
32	(a)	Certification of Richard J. Morgan, President and Chief Executive Officer
32	(b)	Certification of Michael T. Storm, Executive Vice President and Chief Financial Officer
99	(a)	Amended and Restated Organizers Agreement (6)

(1)	Incorporated by reference to exhibit of the same number filed with the Company’s Registration Statement on Form SB-2, as amended, (File No. 333-91817).

(2)	Incorporated by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 17, 2007.

(3)	Incorporated by reference to exhibits 10(c) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817).

(4)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119988).

(5)	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

(6)	Incorporated by reference to exhibit s 99(b) and 99(d) to the Company’s Registration Statement on Form SB-2, as amended (File No. 333-91817).

(7)	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

(8)	Incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed on January 30, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCEFIRST BANCORP, INC.
Date: July 24, 2009	By:	/s/ Richard J. Morgan
Richard J. Morgan, President and Chief Executive Officer

Date: July 24, 2009	By:	/s/ Michael T. Storm
Michael T. Storm, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description of Exhibits

3	(a)	Certificate of Incorporation of the Company, as amended (1)
3	(b)	Bylaws of the Company (1)
10	(a)	Employment Agreement between Richard J. Morgan and the Company (2)
10	(b)	Employment Agreement between Lamont Thomas and the Company (3)
10	(c)	2004 Non Incentive Option Plan (4)
10	(d)	First Amendment to Employment Agreement between Lamont Thomas and the Company (5)
10	(e)	Employment Agreement between Michael T. Storm and CommerceFirst Bank attached hereto (7)
10	(f)	Extension of Employment Agreement between Richard J. Morgan and the Company (8)
11		Statement Regarding Computation of Per Share Income- See Notes to Financial Statements
21		Subsidiaries of the Registrant — The sole subsidiary of the Registrant is CommerceFirst Bank, a Maryland chartered commercial bank
31	(a)	Certification of Richard J. Morgan, President and CEO
31	(b)	Certification of Michael T Storm, Executive Vice President and CFO
32	(a)	Certification of Richard J. Morgan, President and Chief Executive Officer
32	(b)	Certification of Michael T. Storm, Executive Vice President and Chief Financial Officer
99	(a)	Amended and Restated Organizers Agreement (6)

(1)	Incorporated by reference to exhibit of the same number filed with the Company’s Registration Statement on Form SB-2, as amended, (File No. 333-91817).

(2)	Incorporated by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 17, 2007.

(3)	Incorporated by reference to exhibits 10(c) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817).

(4)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119988).

(5)	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

(6)	Incorporated by reference to exhibit s 99(b) and 99(d) to the Company’s Registration Statement on Form SB-2, as amended (File No. 333-91817).

(7)	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

(8)	Incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed on January 30, 2009.