Form 10-Q
period 2009-09-30
COMMERCEFIRST BANCORP INC
filed 2009-11-04
CIK 1098813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2009

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Securities Exchange Act). Yes ☐ No ☑
As of November 4, 2009, the number of outstanding shares of registrant’s common stock, par value $0.01 per share was: 1,820,548

CommerceFirst Bancorp, Inc.
FORM 10-Q

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition
September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
ASSETS

Cash and due from banks	$1,897,290	$3,290,691
Interest bearing deposits	11,649,128	—
Federal funds sold	172,810	5,673,666

Cash and cash equivalents	13,719,228	8,964,357
Investment securities — available-for-sale, at fair value	—	3,085,770
Investments in restricted stocks, at cost	527,000	467,000
Loans receivable, net of allowance for loan losses of $2,150,000 at September 30, 2009 and $1,860,000 at December 31, 2008	177,604,477	151,101,169
Premises and equipment, net	797,123	1,000,967
Accrued interest receivable	660,604	639,538
Deferred income taxes	917,379	667,993
Other real estate owned	653,000	—
Other assets	388,979	642,280

Total Assets	$195,267,790	$166,569,074

LIABILITIES

Non-interest bearing deposits	$21,626,649	$23,598,842
Interest bearing deposits	152,079,518	121,642,218

Total deposits	173,706,167	145,241,060

Accrued interest payable	269,117	265,105
Other liabilities	736,136	752,352

Total Liabilities	174,711,420	146,258,517

STOCKHOLDERS’ EQUITY
Common stock — $.01 par value; authorized 4,000,000 shares
Issued and outstanding:1,820,548 shares at September 30, 2009 and at December 31, 2008	18,205	18,205
Additional paid-in capital	17,852,931	17,852,931
Retained earnings	2,685,234	2,392,882
Accumulated other comprehensive income:
Net unrealized gain on securities available-for-sale	—	46,539

Total Stockholders’ Equity	20,556,370	20,310,557

Total Liabilities and Stockholders’ Equity	$195,267,790	$166,569,074

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
For the Nine and Three Months ended September 30, 2009 and 2008 (Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$8,605,562	$7,587,752	$3,019,352	$2,536,366
U.S. Treasury securities	82,093	261,980	16,633	66,870
Investment in stocks	19,375	19,085	6,365	6,142
Interest bearing deposits	16,799	—	9,174	—
Federal funds sold	2,535	160,317	92	57,815

Total interest income	8,726,364	8,029,134	3,051,616	2,667,193

Interest expense:
Deposits	3,547,066	3,789,785	1,204,289	1,270,698
Repurchase agreements	—	28,414	—	5,697

Total interest expense	3,547,066	3,818,199	1,204,289	1,276,395

Net interest income	5,179,298	4,210,935	1,847,327	1,390,798

Less provision for loan losses	1,149,588	167,578	350,335	108,301

	4,029,710	4,043,357	1,496,992	1,282,497

Non-interest income:
Gain on sale of SBA loans	164,413	222,116	46,879	92,069
Gain on sale of securities	—	40,431	—	—
Service charges and other income	338,602	180,743	130,836	63,864

Total non-interest income	503,015	443,290	177,715	155,933

Non-interest expenses:

Compensation and benefits	2,184,684	2,230,027	722,291	748,071
Legal and professional	195,636	206,403	68,402	47,185
Rent and occupancy	419,735	410,374	138,699	139,600
Marketing and business development	46,150	113,616	21,345	53,539
FDIC insurance	331,963	73,461	120,351	49,461
Data processing	104,262	95,354	36,839	31,092
Support services	141,952	137,713	48,215	53,690
Communications	88,572	83,306	33,175	27,745
Depreciation and amortization	219,025	220,034	70,826	74,774
Other	311,884	279,504	94,118	63,531

Total non-interest expenses	4,043,863	3,849,792	1,354,261	1,288,688

Income before income taxes	488,862	636,855	320,446	149,742
Income tax expense	196,510	236,224	128,015	58,589

Net income	$292,352	$400,631	$192,431	$91,153

Basic earnings per share	$0.16	$0.22	$0.11	$0.05

Diluted earnings per share	$0.16	$0.22	$0.11	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
For the Nine and Three Months ended September 30, 2009 and 2008 (Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$292,352	$400,631	$192,431	$91,153

Reclassification adjustment for gain included in net income, net of taxes	—	(24,663)	—	—

Change in unrealized gains on securities available for sale, net of taxes	(46,539)	(13,001)	(10,985)	(3,073)

Other comprehensive loss	(46,539)	(37,664)	(10,985)	(3,073)

Total comprehensive income	$245,813	$362,967	$181,446	$88,080

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balance December 31, 2007	$18,205	$17,852,931	$2,097,967	$87,258	$20,056,361

Net income- September 30, 2008			400,631		400,631

Net change in unrealized gains on securities available-for-sale				(37,664)	(37,664)

Balance September 30, 2008	$18,205	$17,852,931	$2,498,598	$49,594	$20,419,328

Balance December 31, 2008	$18,205	$17,852,931	$2,392,882	$46,539	$20,310,557

Net income- September 30, 2009			292,352		292,352

Net change in unrealized gains on securities available-for-sale				(46,539)	(46,539)

Balance September 30, 2009	$18,205	$17,852,931	$2,685,234	$—	$20,556,370

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	September 30,	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$292,352	$400,631
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	219,025	220,034
Gain on sale of investment securities	—	(40,431)
Gain on sales of SBA loans	(164,413)	(222,116)
Provision for loan losses	1,149,588	167,578
Provision for losses on unfunded commitments	4,500	4,500
Deferred income taxes	(219,071)	(165,059)
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(21,066)	53,039
(Increase) decrease in other assets	253,301	(111,939)
Increase in accrued interest payable	4,012	4,300
Increase (decrease) in other liabilities	(20,716)	17,108
Other amortization and accretion, net	8,916	13,335

Net cash provided by operating activities	1,506,428	340,980

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of restricted stock	60,000	—
Proceeds from redemption of investment securities	3,000,000
Proceeds from sale of investment securities	—	3,039,375
Proceeds from sale of SBA loans	2,607,943	3,604,179
Increase in loans, net	(30,096,426)	(18,910,019)
Increase in other real estate owned	(653,000)	—
Purchase of premises and equipment	(15,181)	(51,719)

Net cash used by investing activities	(25,216,664)	(12,318,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease (increase) in non-interest bearing deposits, net	(1,972,193)	198,766
Net increase in other deposits	30,437,300	17,285,646
Net decrease in securities sold under agreements to repurchase	—	(2,739,045)

Net cash provided by financing activities	28,465,107	14,745,367

Net increase in cash and cash equivalents	4,754,871	2,768,163
Cash and cash equivalents at beginning of period	8,964,357	11,724,888

Cash and cash equivalents at end of period	$13,719,228	$14,493,051

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$3,543,054	$3,513,899

Total decrease in unrealized gains on available for sale securities	$(46,539)	$(60,261)

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
The financial data at December 31, 2008 are derived from audited consolidated financial statements that are included in the Company’s Annual Report for the year ended December 31, 2008. The financial data at September 30, 2009 and 2008 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.
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
The Company has evaluated subsequent events through the date of issuance of the financial data included herein, November 4, 2009.
Cash and cash equivalents in the statement of cash flows include cash on hand, non-interest bearing amounts due from correspondent banks, interest and non-interest bearing deposits due from the Federal Reserve and Federal funds sold.
Certain prior period amounts have been reclassified to conform to the current period’s method of presentation.
Note 2. Fair value
FASB Statement No. 157 (SFAS 157), Fair Value Measurements) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Topic 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. These inputs are summarized in three broad levels: Level 1 — Quoted prices in active markets for identical securities, Level 2 — Other significant observable inputs (including quoted prices in active markets for similar securities) and Level 3 — Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)
The Company’s bond holdings in the investment securities are the only asset or liability subject to fair value measurement on a recurring basis. These assets are valued under Level 1 inputs — none at September 30, 2009. The Company has assets measured on a non-recurring basis during the period. These assets include $1.8 million of impaired loans, other real estate owned of $653 thousand and $62 thousand of investments in corporate equities which are valued under Level 2 inputs. The remaining $3.0 million of impaired loans are valued under Level 3 inputs.

The estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$1,897	$1,897	$3,291	$3,291
Interest bearing deposits	11,649	11,649	—	—
Federal funds sold	173	173	5,674	5,674
Investment securities	—	—	3,086	3,086
Investments in restricted stock	527	527	467	467
Loans, net	177,604	186,477	151,101	158,169
Accrued interest receivable	661	661	640	640

Financial liabilities:
Non-interest bearing deposits	$21,627	$21,627	$23,599	$23,599
Interest bearing deposits	152,080	154,649	121,642	124,499
Accrued interest payable	269	269	265	265

Off-balance sheet commitments	—	—	—	—
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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average shares outstanding	1,820,548	1,820,548	1,820,548	1,820,548
Common stock equivalents	—	—	—	—

Average common shares and equivalents	1,820,548	1,820,548	1,820,548	1,820,548

Net income	$292,352	$400,631	$192,431	$91,153
Basic earnings per share	$0.16	$0.22	$0.11	$0.05
Diluted earnings per share	$0.16	$0.22	$0.11	$0.05

All of the 126,372 outstanding warrants and options were excluded from the calculation of diluted income per share in 2009 and 2008 because they are anti-dilutive.
Note 4. Related Party Transactions
The Bank paid $31 thousand during the first nine months of 2009 for legal services to a firm of which a Director of the Bank is a principal. Also, the Bank paid $31 thousand for support services to a computer consulting firm of which a Director of the Bank is a principal during this time frame. Expenditures totaling less than $10 thousand were paid to several entities in which directors were principals during the first nine months of 2009. All of the above transactions have been consummated on terms equivalent to those that prevail in arms length transactions.
Executive officers, directors and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectability or present other unfavorable terms. At September 30, 2009 the amounts of such loans outstanding were $3.9 million.
Deposit balances of executive officers, directors and their affiliated interests totaled $14.7 million at September 30, 2009.
Note 5. Commitments and contingencies
The Bank is a party to financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments typically include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Outstanding commitments as of September 30, 2009 are as follows:

Loan commitments	$7.4 million
Unused lines of credit	$37.8 million
Letters of credit	$0.8 million
Note 6. Recent Relevant Accounting Pronouncements
In June 2009, the FASB issued ASU 2009-01 — Topic105 Generally Accepted Accounting Principles-amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (formerly FASB Statement No. 168). Under the ASU The FASB Accounting Standards Codification (Codification) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this ASU of September 15, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. In the FASB’s view, the issuance of this ASU and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38-76. The adoption of ASU 2009-01 did not have a material impact on the Company’s consolidated financial statements.
The FASB Accounting Standards Codification (Codification) is the single source of authoritative nongovernmental U.S. generally accepted accounting principles. An Accounting Standards Update (ASU) is not authoritative; it only provides background information about an issue, updates the Codification and provides the basis for conclusions for the Board’s decisions to update the Codification.

On January 12, 2009, the FASB amended Topic 820 Fair Value Measurement and Disclosures of The FASB Accounting Standards Codification (ASC) to reduce complexity and achieve more consistent determinations as to whether other-than-temporary impairments of available for sale or held to maturity debt securities have occurred. The ASU was effective for interim and annual reporting periods ending after December 15, 2008. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements. This ASU was formerly FASB Staff Position EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP).
In April 2009, the FASB issued three amendments to provide additional guidance and disclosures regarding fair value measurements and impairments of securities. These three amendments were effective for interim and annual periods ending after June 15, 2009. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements. These amendments were formerly:
FSP FAS 157-4. “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This amendment is included in ASC 820-10-35.
FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairment provided guidance for impaired debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. This amendment is included in ASC 320-10-25.
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, required disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This amendment is included in ASC 825-10-50.
In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, which established general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This FASB was effective for interim and annual periods ending after June 15, 2009. The Company has complied with the requirements of FASB 165. This amendment is included in ASC 855-10-50 and 55.
In June 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 to improve the reporting for the transfer of financial assets resulting from 1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of FASB No. 166 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements. This amendment is included in ASC 860-10.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of FASB No. 167 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements. This amendment is included in ASC 942-810.

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
The Company continued its efforts to increase investments in loans during 2009 to better utilize its resources and leverage new capital obtained from the issuance of common stock in 2005. Loans increased by 17.5% during the first nine months of 2009. The increase in loan volume and the reduction of the cost of deposits resulted in an increase in net interest margin.
The Company continued a pattern of asset and revenue growth during the first nine months of 2009 but operating results have been adversely affected by increases in federal deposit insurance premiums, including a special assessment, and increases in the provision for loan losses in recognition of the effect of uncertain economic conditions on the Company’s loans. Key measurements and events for the period include the following:
•	Total assets at September 30, 2009 increased by 17.2% to $195.3 million as compared to $166.6 million as of December 31, 2008.

•	Net loans outstanding increased by 17.5% from $151.1 million as of December 31, 2008 to $177.6 million as of September 30, 2009.

•	Deposits at September 30, 2009 were $173.7 million, an increase of $28.5 million or 19.6% from $145.2 million as of December 31, 2008.

•
The Company’s net income for the nine month period ended September 30, 2009 was $292.4 thousand as compared to net income of $400.6 thousand for the nine month period ended September 30, 2008. The decline was primarily the result of increased provision for loan losses during 2009 as well as increases in federal deposit insurance premiums.

•
Net interest income, the Company’s main source of income, was $5.2 million during the nine month period ended September 30, 2009 compared to $4.2 million for the same period in 2008, an increase of 23.0%, reflecting increased loan volume and higher net interest margins.

•	Non-interest income increased by $60 thousand for the nine month period ended September 30, 2009 as compared to the nine month period ended September 30, 2008.

•	Non-interest expenses increased by $194 thousand or 5.0%, for the nine months ended September 30, 2009, as compared to the same period in 2008.
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

RESULTS OF OPERATIONS
General.
The Company reported net income of $292.4 thousand for the nine month period ended September 30, 2009 as compared to net income of $400.6 thousand for the nine month period ended September 30, 2008. The reduced earnings in 2009 are the result of the increase in the provision for loan losses from $167.6 thousand during the first nine months of 2008 to $1.15 million for the same period in 2009. The Company is increasing its allowance for loan losses in recognition of the detrimental effect of the weakened economy on its loan customers and increases in loan volume. The level of impaired loans and the amount of loans for which specific reserves have been established have increased as compared to the nine months of 2008 resulting in the increase of provisions for loan losses during the nine months of 2009 as compared to the same period in 2008. Net interest income increased during 2009 as compared to 2008 by $968.4 thousand (23.0%). During 2008, the Company’s net interest income was negatively affected by the reduced interest rate environment initiated by the Federal Reserve Bank in late 2007. In the nine months of 2009, the average interest rate paid on interest bearing funds declined at a more rapid pace then the decline in the average interest rate earned on interest earning assets. This resulted in increases in net interest spread, net interest margin and net interest income. The increase in non-interest expenses of $194.1 thousand was somewhat offset by increases in non- interest income of $59.7 thousand. The largest non-interest expense increase was the $258.5 thousand increase in federal deposit insurance premiums.
Return on Average Assets and Average Equity. The following table shows the return on average assets and average equity for the period shown.

	Nine Months Ended		Year ended
	September 30,		December 31,
	2009	2008	2008

Return on Average Equity	1.91%	2.63%	1.92%

Return on Average Earning Assets	0.22%	0.35%	0.25%

Ratio of Average Equity to Average Assets	11.24%	12.96%	12.86%
Nine months ended September 30, 2009
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
Total interest income increased by $697.2 thousand or 8.7% to $8.7 million for the nine month period ended September 30, 2009. This increase in interest income was attributable to the increase in average earning assets during the first nine months of 2009 of $25.9 million as compared to the same period in 2009. Interest income was adversely affected by the decline in the yield of the average earning assets from 7.0% in 2008 to 6.5% in 2009.
Interest expense decreased by $271.1 thousand or 7.1% to $3.5 million for the nine months ended September 30, 2009 as compared to $3.8 million during the first nine months of 2008. This decrease was primarily attributable to the decrease in the cost of funds from 4.4% during the first nine of 2008 to 3.4% during the first nine months of 2009 as the result of declining interest rates on certificates of deposit. The decline in the cost of funds was partially offset by the increase in average interest bearing liabilities of $23.1 million during 2009 as compared to 2008.

The net interest income for the nine month period ended September 30, 2009 was $5.2 million as compared to $4.2 million for the same period in 2008. Net interest income increased primarily because of the increase in average earning assets and the reduced cost of funds during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.
The following table shows the average balances and the rates of the various categories of the Company’s assets and liabilities. Nonperforming loans are included in average balances in the following table:
AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

	Nine Months Ended September 30:
	2009			2008
	Average		Yield/	Average		Yield/
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest Earning Assets:
Loans receivable	$165,615	$8,606	6.95%	$135,163	$7,588	7.48%
Investment securities	3,018	101	4.47%	8,480	281	4.41%
Interest bearing deposits	8,984	17	0.25%	—	—	—
Federal funds sold	1,211	2	0.22%	9,269	160	2.30%

Total Interest Earning Assets	178,828	8,726	6.52%	152,912	8,029	7.00%

Less allowance for loan losses	(2,133)			(1,729)
Non-Interest Earning Assets	5,693			5,780

Total Assets	$182,388			$156,963

Liabilities and Stockholders’ Equity:
Interest -Bearing Liabilities:
Interest bearing demand deposits	$1,965	1	0.07%	$1,550	$3	0.26%
Money market deposit accounts	12,335	49	0.53%	18,391	286	2.07%
Savings accounts	2,183	31	1.90%	55	—	0.00%
Certificates of deposit	123,267	3,466	3.76%	93,905	3,501	4.97%
Securities sold under agreements to repurchase	—		—	2,763	28	1.35%

Total Interest Bearing Liabilities	139,750	3,547	3.39%	116,664	3,818	4.36%

Non-Interest Bearing Liabilities:
Demand deposits	21,078			19,028
Other	1,052			929

Total Liabilities	161,880			136,621

Stockholders’ Equity	20,508			20,342

Total Liabilities and Equity	$182,388			$156,963

Net Interest Income		$5,179			$4,211

Net Interest Spread			3.13%			2.64%

Net Interest Margin			3.87%			3.67%

Yields on securities are calculated based on amortized cost.
Net interest margin was 3.9% in the first nine months of 2009 as compared to 3.7% in the comparable period in 2008. Interest spread was 3.1% in the first nine months of 2009, as compared to the 2.6% in the comparable period in 2008 reflecting the greater reduction in the cost of interest bearing funds as compared to the reduced earnings rate of interest earning assets. The growth in loans receivable as well as the re-pricing of interest bearing deposits at lower interest rates combined to improve the net interest spread and net interest margin.

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

	September 30, 2009 vs. September 30, 2008
	Increase (Decrease)
(In thousands)	Volume	Rate	Total

Interest-Earning Assets:
Federal funds sold	$(139)	$(19)	$(158)
Interest bearing deposits	17	—	17
Investment portfolio	(181)	1	(180)
Loans receivable	1,710	(692)	1,018

Net Change in Interest Income	1,407	(710)	697

Interest Bearing Liabilities:
Interest bearing deposits	949	(1,192)	(243)
Securities sold under agreements to repurchase	(28)	—	(28)

Net Change in Interest Expense	921	(1,192)	(271)

Change in Net Interest Income	$486	$482	$968

Provision for Loan Losses. The provision for loan losses represents the amount charged against earnings to increase the allowance for loan losses to the level deemed appropriate by management. The provision for loan losses and the allowance for loan losses are based on management’s ongoing assessment of the Company’s credit exposure and consideration of certain other relevant factors. The provision for loan losses was $1.15 million during the nine months ended September 30, 2009 as compared to $167.5 thousand for the nine months ended September 30, 2008. The Company is increasing its provision for loan losses to address identified loan concerns and in recognition of the detrimental effect of the weakened economy. The provision was also increased because of the increase in loan balances from 2008 to 2009. The allowance is comprised of specific and general allowance amounts.
Non-Interest Income. Non-interest income principally consists of gains from the sale of the guaranteed portion of Small Business Administration loans and from deposit account services charges. For the nine months ended September 30, 2009, gains on sales of the guaranteed portion of SBA loans were $164.4 thousand whereas gains on sales of SBA loans amounted to $222.1 thousand during the first nine months of 2008. Generally, the Bank desires to sell the guaranteed portion of most additional SBA loans resulting in a continuing stream of income that may vary significantly from quarter to quarter, depending in part upon the volume of loans actually sold. Deposit account service charges amounted to $338.6 thousand during the nine months ended September 30, 2009 as compared to $180.7 thousand for the same period in 2008 reflecting higher service charges assessed on deposit account activities. The Company increased service charge rates as well as chargeable items during 2009.
Non-Interest Expense. Non-interest expense increased by $194.1 thousand during the nine month period ended September 30, 2009 as compared to the same period in 2008, a 5.0% increase. The increase in FDIC insurance assessments of $258.5 thousand, including $86.6 thousand in special assessment paid and $43 thousand of possible special assessments accrued for the fourth quarter of 2009, was the primary cause of the increase in non-interest expense for the nine months ended September 30, 2009. The status of further special insurance premium assessments is unknown as the FDIC continues to consider strategies to increase its liquidity and capital reserves, including the potential requirement to prepay three years of premiums.
Income Tax Expense. During the nine months ended September 30, 2009, the Company recorded an income tax expense of $196.5 thousand as compared to a $236.2 thousand expense during the same period in 2008. The income tax expense was 40.2% of income before taxes in 2009 and 37.1% of income before taxes in 2008. In the nine month period ended September 30, 2008, the effective income tax rate was reduced because of the effect of a 2008 state tax rate change on deferred tax items.

Three months ended September 30, 2009
Net Interest Income and Net Interest Margin.
Total interest income increased by $384.4 thousand or 14.4% to $3.1 million for the three-month period ended September 30, 2009. This increase in interest income was attributable to the increase in average earning assets during 2009 as compared to 2008. The interest income was adversely affected by the decline in the yield of the average earning assets.
Interest expense decreased by $72.1 thousand or 5.7% to $1.2 million for the three months ended September 30, 2009 as compared to the same period of 2008. This decrease was primarily attributable to the decrease in the cost of funds. The decline in the cost of funds was partially offset by the increase in average interest bearing liabilities during 2009 as compared to 2008.
The net interest income for the three-month period ended September 30, 2009 was $1.8 million as compared to $1.4 million for the same period in 2008. Net interest income increased primarily because of the increase in average earning assets and the reduced cost of funds during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.
Provision for Loan Losses. The provision for loan losses was $350.3 thousand during the three months ended September 30, 2009 as compared to $108.3 thousand for the three months ended September 30, 2008. The Company is increasing its provision for loan losses to address identified loan concerns and in recognition of the detrimental effect of the weakened economy. The provision was also increased because of the increase in loan balances from 2008 to 2009. The allowance is comprised of specific and general allowance amounts.
Non-Interest Income. For the three months ended September 30, 2009, gains on sales of the guaranteed portion of SBA loans were $46.9 thousand whereas gains on sales of SBA loans amounted to $92.1 thousand during the same period in 2008. Deposit account service charges amounted to $130.8 thousand during the three months ended September 30, 2009 as compared to $63.8 thousand for the same period in 2008 reflecting higher service charges assessed on deposit account activities. The Company increased service charge rates as well as chargeable items during 2009.
Non-Interest Expense. Non-interest expense increased by $65.6 thousand during the three-month period ended September 30, 2009 as compared to the same period in 2008, a 5.1% increase. The increase in FDIC insurance assessments of $70.9 thousand, including the accrual of $43 thousand in possible special assessments, was the primary cause of the increase in non-interest expense for the three months ended September 30, 2009. The status of further special insurance premium assessments is unknown as the FDIC continues to consider strategies to increase its liquidity and capital reserves, including the potential requirement to prepay three years of premiums.
Income Tax Expense. During the three months ended September 30, 2009, the Company recorded an income tax expense of $128 thousand as compared to a $58.6 thousand expense during the same period in 2008. The income tax expense was 40.0% of income before taxes in 2009 and 39.1% of income before taxes in 2008.
FINANCIAL CONDITION.
General. The Company’s assets at September 30, 2009 were $195.3 million, an increase of $28.7 million or 17.2%, from December 31, 2008. Gross loans totaled $179.8 million is comprised of real estate loans of $113.1 million, an increase of $26.8 million, or 17.5%, from December 31, 2008 and commercial loans of $66.7 million, an increase of $7.9 million, or 13.5% from December 31, 2008. At September 30, 2009, deposits totaled $173.7 million an increase of $28.5 million, or 19.5%, from December 31, 2008. Deposits at September 30, 2009 are comprised primarily of certificates of deposit of $135.8 million, NOW and Money Market accounts of $9.3 million, savings accounts of $7.0 million and noninterest bearing deposits of $21.6 million.

Significant further growth of the Company may be limited because the current level of capital will not support rapid short term growth while maintaining regulatory capital expectations. Loan portfolio growth will need to be funded by increases in deposits as the Company has limited amounts of on-balance sheet assets deployable into loans. Growth will depend upon Company earnings and/or the raising of additional capital.
Loan Portfolio. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At September 30, 2009, net loans were $177.6 million, a 17.5% increase from the $151.1 million in loans outstanding at December 31, 2008. In general, loans consist of internally generated loans and, to lesser degree, participation loans purchased from other local community banks. Lending activity is generally confined to our immediate market areas. The Company continues its efforts to increase investments in loans to better utilize its resources and leverage capital obtained from the issuance of common stock in 2005. The Company has not reduced its credit underwriting standards to achieve loan growth. The Company has approximately $2.7 million of acquisition and construction loans secured by residential building lots. The Company does not engage in foreign lending activities. Loans secured by residential real estate are loans to investors for commercial purposes. The Bank does not lend funds to consumers. The following table presents the composition of the loan portfolio by type of loan at the dates indicated.
Loans receivable, net is comprised of the following:

	September 30, 2009		December 31, 2008
		Percentage		Percentage
(in thousands)	Balance	of Loans	Balance	of Loans
Commercial & industrial loans	$66,727	37.1%	$58,783	38.4%
Real estate loans secured by:
Residential real estate	22,261	12.4%	19,007	12.4%
Commercial real estate	90,843	50.5%	75,200	49.2%

Total real estate loans	113,104	62.9%	94,207	61.6%

	179,831	100.0%	152,990	100.0%

Unearned loan fees, net	(77)		(29)
Allowance for loan losses	(2,150)		(1,860)

	$177,604		$151,101

The following table shows the interest rate sensitivity of the loan portfolio at September 30, 2009. Demand loans, loans without a stated maturity and overdrafts are reported as due in one year or less. Floating rate loans are reported to reflect the period until re-pricing.

	Interest rate sensitivity of loan portfolio
	One Year	After One Year	After Five
(In thousands)	or Less	through Five Years	Years	Total
	$75,636	$98,169	$6,026	$179,831

Allowance for loan losses. The adequacy of the allowance for loan losses is evaluated based upon loan categories except for loans rated substandard, doubtful or loss, which are evaluated separately and assigned loss amounts based upon the evaluation. Loss ratios are applied to each category of loan to determine estimated loss amounts. Categories of loans are identified commercial, SBA and mortgage loans. Loss ratios are determined based upon losses incurred adjusted for the effect of current economic conditions, any industry concentration or identified weakness in an industry, credit management and underwriting policies changes and secured versus unsecured nature of loan category. At September 30, 2009, the range of the loss ratios used to determine estimated losses by loan category were: commercial loans — 0.75%; SBA loans (unguaranteed portion) — 5.5% and real estate loans- 0.20% to 1.24%. These loss ratios are about 0.30% higher than the ratios applied at December 31, 2008 reflecting general weaknesses in economic conditions. Additional losses are estimated resulting from additional identified risks factors, such as loans with underwriting exceptions, the level and direction of payment delinquencies and the level of large loans. These additional loss estimates are not allocated to the separate loan categories.

The adequacy of the allowance for loan losses is also reviewed at least quarterly using risk ratings applied to the loans based upon rating criteria consistent with regulatory definitions. The risk rating is adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and, in the case of commercial loans and commercial real estate loans, the normal periodic review of the underlying credit indicates that a change in risk rating is appropriate. An estimated “low” and “high” loss percentage is applied to loans in each risk rating. These loss percentages increase as the loan risk rating increases. Loans rated as substandard, doubtful or loss are evaluated separately and assigned loss amounts based upon the separate evaluation. Risks factors identified beyond individual loan risks, such as economic conditions, underwriting exceptions and loan concentrations are quantified based upon management’s estimations of loss exposure. Loss percentages used are generally based upon management’s best estimates considering losses incurred. Estimated “low” and “high” allowance for loan loss amounts are derived by accumulating the estimated losses using the “low” and “high” loss percentages for each risk rating and adding losses based upon separate loan evaluations and identified other risks. The actual allowance for loan losses is compared to this range to ascertain that it is reasonably situated within the range. In addition, on at least a quarterly basis, the recorded allowance for loan losses (as a percent of loans) is compared to peer group levels to ascertain the reasonableness of the estimate. At September 30, 2009, the actual allowance for loan losses of 1.20% was between the “low” and “high” allowance amounts of 1.03% and 1.28%, respectively.
The allowance for loan losses represents 1.20% and 1.22% of loans receivable at September 30, 2009 and December 31, 2008, respectively. The Company has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.
The activity in the allowance for loan losses is shown in the following table.

	Nine Months Ended	Year Ended
	September 30,	December 31,
(In thousands)	2009	2008
Allowance for loan losses:
Beginning balance	$1,860	$1,665
Charge-offs:
Commercial loans	(726)	(497)
Commercial real estate loan	(138)	—
Recoveries:
Commercial loans	4	45

Net charge offs	(860)	(452)

Provision for loan losses	1,150	647

Ending balance	$2,150	$1,860

The ratio of net charge-offs as a percentage of average loans was 0.52% during the nine months ended September 30, 2009 and 0.33% during the year ended December 31, 2008.
Additionally, the Company has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At September 30, 2009 the balance of this reserve was $52.5 thousand. The reserve, based on evaluations of the collectability of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

Asset Quality. In its lending activities, the Company seeks to develop sound loans with customers who will grow with the Company. There has not been an effort to rapidly build the portfolio and earnings at the sacrifice of asset quality. At the same time, the extension of credit inevitably carries some risk of non-payment.
Non-accrual loan activity is summarized as follows since December 31, 2008:

(in thousands)	Loan Amount

Balance at December 31, 2008	$5,819
New loans placed on non-accrual	2,331
Less:
Loan restored to interest earning status	1,266
Pay-off : Sold in foreclosure	576
Other real estate owned addition	653
Charge offs	873
Other	12

Balance at September 30, 2009	$4,770

Included in the amount of non-accrual loans at September 30, 2009 is a loan in the amount of $1,809 thousand which is well secured by real estate.
Information regarding loans classified as impaired follows:

	September 30,	December 31,
(in thousands)	2009	2008
Loans classified as impaired with specific reserves	$2,783	$1,892
Loans classified as impaired with no specific reserves	1,987	3,927

Total loans classified as impaired	$4,770	$5,819

Allowance for loan losses on impaired loans	$759	$840
Average balance of impaired loans during period	$4,704	$2,142
The loans classified as impaired with specific reserves at September 30, 2009 include a non-accrual loan in the amount of $483 thousand which loan is secured by an assignment of life insurance proceeds. The specific reserve allocated to this loan is $342 thousand. Two loans outstanding to a borrower and entity controlled by the same borrower totaling $1,457 thousand have specific reserves established in the total amount of $58 thousand. These loans were placed on non-accrual status in September 2009. These two loans are secured by residential real estate and corporate assets. Specific reserves in the amount of $359 thousand have been established for the remaining balance of classified loans (eight loans with balances totaling $843 thousand) with specific reserves. The above loans are in various stages of collection.
The loans classified as impaired without established specific reserves at September 30, 2009 include a loan well secured by commercial real estate in the amount of $1,809 thousand. The remaining balance of such loans is comprised of four loans in various stages of collection.
The Company acquired real property under a foreclosure process concluded in March 2009. The Company recognized a loss of approximately $138 thousand in connection with the foreclosure. The property is a commercial building with an existing tenant for a large part of the premises with a value of approximately $653 thousand. The Company intends to market the property when the real estate market can support a sale at a reasonable price.
Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. During 2009, there were no amounts included in gross interest income attributable to loans in non-accrual status.

A well secured real estate loan in the carrying amount of $1,266 thousand at September 30, 2009 was restructured through a forbearance agreement during the first quarter of 2009. The borrower has complied with the requirements under the forbearance agreement including payment requirements and the loan was placed back on an accrual basis. Interest payments of $39 thousand had been received on this previously classified non-accrual impaired loan and recognized in interest income in the second quarter of 2009.
Investment Portfolio. During September 2009 the U.S. Treasury note held in the investment portfolio matured and was redeemed. These funds have not been reinvested in notes or bonds as of September 30, 2009. Fluctuations in this portfolio will occur dependent upon estimated future excess liquidity (as opposed to short term investments such as Federal funds). Timing of investments in this portfolio can be affected by conditions in the bond markets. The Company has purchased Federal Reserve stock in accordance with regulation and expects to maintain small equity positions in stock in two banker’s banks to facilitate loan participations.
The following table provides information regarding the composition of the Bank’s investment securities portfolio at the dates indicated.

	Investment in Securities and Stocks
	September 30, 2009		December 31, 2008
		Percent		Percent
(In thousands)	Amount	of Total	Amount	of Total

Investment securities, at fair value:
U.S. Treasuries	$—	100.00%	$3,086	100.00%

Investments in stocks, at cost:
Federal Reserve Stock	465	88.2%	405	86.7%
Corporate equities	62	11.8%	62	13.3%

Total stocks	$527	100.0%	$467	100.00%

The value of the U.S. Treasury investment securities were derived from market quotes as reported to the Company by a third party brokerage firm. Corporate equities are comprised of common stock in two “bankers’ banks” and are generally not readily marketable.
Deposits. Deposits are the major source of funds for lending and investment activities. Deposits increased $28.5 million (19.6%) to $173.7 million at September 30, 2009 from $145.2 million at December 31, 2008. Non-interest bearing deposits decreased $2.0 million or 8.4%, interest bearing demand accounts (Money Market and NOW accounts) increased by $5.0 million or 35.0%, savings accounts deposits increased $6.8 million from $147 thousand at December 31, 2008 and certificates of deposit increased $28.6 million, or 26.7%, during the nine months ended September 30, 2009. Certificates of deposit in amounts of $100 thousand and over totaled $76.0 million at September 30, 2009 and $65.7 million at December 31, 2008. Deposits are comprised of the following:

	September 30,	December 31,
(in thousands)	2009	2008
Non-interest bearing deposits	$21,627	$23,599
Savings deposits	6,961	148
Interest bearing demand deposits	9,293	14,296
Certificates of deposit	135,825	107,198

	$173,706	$145,241

The Company began to offer a new “premium” saving account during 2009 resulting in the substantial increase in the balances of saving accounts at September 30, 2009. This account is attractively priced to increase deposits and to increase the Company’s deposit customer base. The fluctuation in interest bearing demand deposits is generally attributable to fluctuations in deposit accounts of title companies. Brokered deposits, including funds obtained under the CDARS program, decreased by $1.4 million to $48.7 million during the nine months ended September 30, 2009.
LIQUIDITY AND CAPITAL RESOURCES.
The Company’s principal sources of funds are deposits, consisting of demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposit. These accounts provide the Company with a relatively stable source of funds. We generally target larger deposit relationships by offering competitive interest rates on certificates of deposit of $100,000 or more in our local markets. We supplement our local deposits with out-of-area deposits including deposits obtained through the use of brokers and through the CDARS program. As a result, a substantial portion of our deposits, 43.8% at September 30, 2009 (37.8% at December 31, 2008), are comprised of certificate of deposit accounts of $100 thousand or more, while total certificates of deposit represent 78.2% of deposits at September 30, 2009. The Company’s reliance on certificates of deposit, including the use of larger denomination certificates of deposit and brokered deposits facilitates funding the rapid growth in the loan portfolio. The Bank has relied on certificates of deposit as a primary funding source, and has used larger certificates of deposits as a funding source, since its inception. While sometimes requiring higher interest rates, such funds carry lower acquisition costs (marketing, overhead costs) and can be obtained when required at the maturity dates desired. Substantially all of the deposit accounts over $100 thousand are fully insured by the FDIC through differing ownership and trustee arrangements. All of the brokered deposits and national market deposits are fully insured by the FDIC. This insurance and the strong capital position of the Bank reduce the likelihood of large deposit withdrawals for reasons other than interest rate competition. Interest rates on these deposits can be higher than other deposits products. There is, however, a risk that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its own deposit rates. Under those conditions, the Bank believes that it is positioned to use other sources of funds, such as borrowing on its unsecured credit facilities with other banks or the sale of investment securities or borrowing using the securities as collateral, to offset a decline in deposits in the short run.
The table below shows the source of the Company’s certificate of deposits (CDs) as well as the amount equal to or greater than $100,000:

	CDs with balances	CDs with balances
Source	of less than	of $100,000 or
(thousands)	$100,000	greater	Total
Local markets	$13,605	$57,291	$70,896
National market	15,656	548	16,204
CDARS program:
Customers’ funds	6,019	7,404	13,423
Proprietary funding	9,235	1,893	11,128
Other brokered funds	15,296	8,878	24,174

Total	$59,811	$76,014	$135,825

CDARS program funding is reflected in the above schedule as “Customers’ funds” and “Proprietary funding”. The Company, acting as agent for its customers, places customer funds in other financial institutions under the program up to the FDIC insurance limit. Under the CDARS program, other financial institutions place deposits in the Company for the same amount of the customers’ funds. “Customers’ funds” are comprised of deposits from these customer transactions. The Company can obtain funding under the CDARS program by bidding for deposit funds without customers’ involvement. This “Proprietary funding” results in traditional brokered deposits.

At September 30, 2009 the company had cash and cash equivalents in the amount of $13.7 million as compared to $9.0 million at December 31, 2008. Cash and cash equivalents increased by $3 million from the maturity of a U.S. Treasury note which was not re-invested as of September 30, 2009.
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
At September 30, 2009, the Bank has $8.5 million available under unsecured Federal funds borrowing facilities from other financial institutions; no amounts were outstanding under these facilities. The Company believes its levels of liquidity and capital are adequate to conduct the business of the Company and Bank.
OFF-BALANCE SHEET ARRANGEMENTS
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and has not recorded or incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of the Bank. Outstanding letters of credit at September 30, 2009 total $0.8 million ($1.6 million at December 31, 2008).
Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. These commitments include commitments to lend funds as well as un-advanced loan funds. These commitments at September 30, 2009 totaled $45.2 million ($42.9 million at December 31, 2008). Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

CAPITAL ADEQUACY
The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At September 30, 2009, the Company and the Bank was in full compliance with these guidelines, as follows:

			Minimum Ratios
	September 30,	December 31,	To be “Adequately	To be “Well
	2009	2008	Capitalized”	Capitalized”

Total capital:
Company	12.4%	14.1%	8.0%	N/A
Bank	11.6%	11.9%	8.0%	10.0%
Tier I:
Company	11.2%	12.9%	4.0%	—
Bank	10.4%	10.6%	4.0%	6.0%
Leverage Total:
Company	10.4%	12.2%	4.0%	—
Bank	9.7%	10.1%	4.0%	5.0%
Under guidance by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. It is possible that we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans, which may require us to restrict growth, or obtain additional capital sooner than we otherwise would expect to.

ITEM 3	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

ITEM 4	— CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1	— Legal Proceedings
In the ordinary course of its business, the Company may become involved in routine legal proceedings. At September 30, 2009, there are no such proceedings.

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

COMMERCEFIRST BANCORP, INC.
Date: November 4, 2009	By:	/s/ Richard J. Morgan
Richard J. Morgan, President and Chief Executive Officer

Date: November 4, 2009	By:	/s/ Michael T. Storm
Michael T. Storm, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description of Exhibits

3	(a)	Certificate of Incorporation of the Company, as amended (1)
3	(b)	Bylaws of the Company (1)
10	(a)	Employment Agreement between Richard J. Morgan and the Company (2)
10	(b)	Employment Agreement between Lamont Thomas and the Company (3)
10	(c)	2004 Non Incentive Option Plan (4)
10	(d)	First Amendment to Employment Agreement between Lamont Thomas and the Company (5)
10	(e)	Employment Agreement between Michael T. Storm and CommerceFirst Bank attached hereto (7)
10	(f)	Extension of Employment Agreement between Richard J. Morgan and the Company (8)
11		Statement Regarding Computation of Per Share Income- See Notes to Financial Statements
21		Subsidiaries of the Registrant — The sole subsidiary of the Registrant is CommerceFirst Bank, a Maryland chartered commercial bank.
31	(a)	Certification of Richard J. Morgan, President and CEO
31	(b)	Certification of Michael T Storm, Executive Vice President and CFO
32	(a)	Certification of Richard J. Morgan, President and Chief Executive Officer
32	(b)	Certification of Michael T. Storm, Executive Vice President and Chief Financial Officer
99	(a)	Amended and Restated Organizers Agreement (6)

(1)	Incorporated by reference to exhibit of the same number filed with the Company’s Registration Statement on Form SB-2, as amended, (File No. 333-91817).

(2)	Incorporated by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 17, 2007.

(3)	Incorporated by reference to exhibits 10(c) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817).

(4)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119988).

(5)	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

(6)	Incorporated by reference to exhibit s 99(b) and 99(d) to the Company’s Registration Statement on Form SB-2, as amended (File No. 333-91817).

(7)	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

(8)	Incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed on January 30, 2009.