Form 10-K
period 2009-12-31
COMMERCEFIRST BANCORP INC
filed 2010-03-05
CIK 1098813

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No.: 000-51104
CommerceFirst Bancorp, Inc.
(Exact name of registrant in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-2180744 (I.R.S. Employer Identification No.)
1804 West Street, Annapolis MD 21401
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number: 410-280-6695
Securities registered pursuant to Section 12(b) of the Act

Title of class	Name of each exchange on which registered

Common Stock, $0.01 par value	Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§225.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the outstanding Common Stock held by non-affiliates as of June 30, 2009 was approximately $10,304,000.
As of March 5, 2010, the number of outstanding shares of the Common Stock, $0.01 par value, of CommerceFirst Bancorp, Inc. was 1,820,548.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are hereby incorporated by reference in this Form 10-K: the Company’s Annual Report to Shareholders for the Year Ended December 31, 2009 — Part II; the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2010 — Part III.

PART I

ITEM 1.	Business.
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
The Bank operates from its main headquarters in Annapolis, Maryland, and from branch offices in Lanham, opened in September 2004, Glen Burnie, opened in June 2006, Columbia, opened in August 2006, and Severna Park, opened in June 2007, Maryland. The Bank does not anticipate opening any additional branches during 2010.
Further asset and loan growth by the Company may be limited by its levels of regulatory capital. Increases in the loan portfolio need to be funded by increases in deposits as the Company has limited amounts of on-balance sheet assets deployable into loans. Growth will depend upon Company earnings and/or the raising of additional capital.
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
The Bank’s loan portfolio consists of business and real estate loans. The business loans generally have variable rates and/or short maturities where the cash flow of the borrower is the principal source of debt service, with a secondary emphasis on collateral. Real estate loans are made generally on commercial property as well as residential properties, primarily 1-4 family, held as investments, and are structured with fixed rates that adjust in three to five years, generally with maturities of five to ten years, or with variable rates tied to various indices and adjusting as the indices change. The Company’s portfolio contains a small amount of acquisition and construction loans (approximately $3.3 million) which are well secured.
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
Deposit services include business and personal checking accounts, NOW accounts, premium savings accounts, and a tiered Money Market Account basing the payment of interest on balances on deposit. Certificates of deposits are offered with various maturities. The Bank supplements its local deposits with out-of-area deposits comprised of funds obtained through the use of deposit listing services, deposits obtained through the use of brokers and through the Certificates of Deposit Account Registry Service program. The acceptance of brokered deposits is utilized when deemed appropriate by management in order to have available funding sources for loans and investments especially during times when competing local deposit institutions drive up their rate offering well beyond rates available to the Bank in national markets.
Other services for business accounts include remote deposit, internet banking services and cash management services.
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

Economic Conditions and Concentrations. We have a substantial amount of loans secured by real estate in the Annapolis, Maryland/suburban Washington D.C. metropolitan areas as collateral, and substantially all of our loans are to borrowers in that area and contiguous markets in Maryland. At December 31, 2009, 63.1% of our loans were commercial real estate loans (including loans to investors in residential property for rental purposes primarily secured by one to four family properties). An additional 36.9% of loans were commercial and industrial loans which are not primarily secured by real estate. These concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in our market area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand and deposit growth. In that event, we would likely experience lower earnings or losses. Additionally, if economic conditions in the area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.
The financial industry experienced significant volatility and stress as economic conditions worsened, unemployment increased and asset values declined during 2009. While the Company did not have direct exposure to the upheaval in the residential mortgage loan market, and did not invest in mortgage back securities or the preferred stock of Freddie Mac and Fannie Mae, the slowing economy, declines in housing construction and the related impact on contractors and other small and medium sized businesses, has had an adverse impact on the Company’s business. This impact included increased levels of non-performing assets, loan charge-offs and loan loss provisions. While the Company believes that it has taken adequate reserves for the problem assets in its loan portfolio at December 31, 2009, there can be no assurance that the Company will not be required to take additional charge-offs or make additional provisions for nonperforming loans, or that currently performing loans will continue to perform. Additionally, there can be no assurance that the steps taken to stimulate the economy and stabilize the financial system will prove successful, or that they will improve the financial condition of the Company’s customers or the Company.
Employees
At December 31, 2009 the Bank had 40 full time equivalent employees, two of whom are executive officers. The Chairman of the Board, an attorney in private practice, devotes considerable time each month to the advancement of the Bank, principally in business development activities. The Company (as distinguished from the Bank) does not have any employees or officers who are not employees or officers of the Bank. None of the Bank’s employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program that includes health and dental insurance, a 401(k) plan, and life and long-term disability insurance for substantially all full time employees.
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
Prince George’s County. In Prince George’s County, 15,300 businesses employ over 230,000 workers; an estimated 475 of these businesses have 100 or more employees. Almost 900 technology companies employ 33,600 highly-trained workers – the second highest number of high-tech companies, as well as defense and aerospace companies, of any jurisdiction in the state. Major employers include the Computer Sciences Corporation, the University of Maryland at College Park, the Beltsville Agricultural Research Center, Safeway, SGT, and Verizon. Additionally, Andrews Air Force Base in Camp Springs is a large military facility that provides transportation for the President and other high-ranking government officials and foreign dignitaries. New technology companies are nurtured in several business incubators in the county.
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
The Act requires approval of the Federal Reserve Board for, among other things, the acquisition by a proposed bank holding company of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank or the merger or consolidation by a bank holding company with another bank holding company. The Act also generally permits the acquisition by a bank holding company of control or substantially all the assets of any bank located in a state other than the home state of the bank holding company, except where the bank has not been in existence for the minimum period of time required by state law, but if the bank is at least 5 years old, the Federal Reserve Board may approve the acquisition. A presumption of control arises under the Change in Bank Control Act where a person controls 10% or more of a class of the voting stock of a company or insured bank which is a reporting company under the Securities Exchange Act of 1934, such a the Company.
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

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency or the Office of Thrift Supervision shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. An institution’s CRA activities are considered in, among other things, evaluating mergers, acquisitions and applications to open a branch or facility, as well as determining whether the institution will be permitted to exercise certain of the powers allowed by the GLB Act. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank was last examined for CRA compliance as of June 30, 2009 and received a CRA rating of “satisfactory.”
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
Tier 1 Capital generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as “available for sale” in accordance with ASC Topic 320. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.
In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% — 5.0% or more. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the “FDIA”) and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

The foregoing capital requirements represent minimum requirements. Our state and federal regulators have the discretion to require us to maintain higher capital levels based upon our concentrations of loans, the risk of our lending or other activities, the performance of our loan and investment portfolios and other factors. Failure to maintain such higher capital expectations could result in a lower composite regulatory rating, which would impact our deposit insurance premiums and could affect our ability to borrow, and costs of borrowing, and could result in additional or more severe enforcement actions.
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
As a result of the volatility and instability in the financial system during 2008 and 2009, the Congress, the bank regulatory authorities and other government agencies have called for or proposed additional regulation and restrictions on the activities, practices and operations of banks and their holding companies. While many of these proposals relate to institutions that have accepted investments from, or sold troubled assets to, the Department of the Treasury or other government agencies, or otherwise participate in government programs intended to promote financial stabilization, the Congress and the federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures, corporate governance procedures, or to engage in activities or practices which they would not otherwise elect. Any such requirement could adversely affect the Company’s business and results of operations. The Company did not accept an investment by the Treasury Department in its preferred stock or warrants to purchase common stock, and except for the temporary increases in deposit insurance for customer accounts, has not participated in any of the programs adopted by the Treasury Department, FDIC or Federal Reserve.

FDIC Insurance Premiums. The FDIC maintains a risk-based assessment system for determining deposit insurance premiums. Four risk categories (I-IV), each subject to different premium rates, are established, based upon an institution’s status as well capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating. During 2008, all insured depository institutions paid deposit insurance premiums ranging between 5 and 7 basis points on an institution’s assessment base for institution’s in risk category I (well capitalized institutions perceived as posing the least risk to the insurance fund), and 10, 28 and 40 basis points for institutions in risk categories II, III and IV. The levels of rates are subject to periodic adjustment by the FDIC. Depository institutions will also pay premiums for the increased coverage provided by the FDIC.
Commencing in 2009, the premium rates increased by 7 basis points in each category for the first quarter of 2009. For the second quarter of 2009 and beyond, the FDIC established further changes in rates, and introduced three adjustments that can be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount. The schedule for base assessment rates and potential adjustment is set forth in the following table. During 2010, there has been discussion of increasing, or eliminating, the statutory cap on the level of the Deposit Insurance Fund, which may result in continuing premium obligations even after the fund is recapitalized.

	Risk	Risk	Risk	Risk
	Category I	Category II	Category III	Category IV
Initial Base Assessment Rate	12 – 16	22	32	45
Unsecured Debt Adjustment (added)	(5) to 0	(5) to 0	(5) to 0	(5) to 0
Secured Liability Adjustment (added)	0 to 8	0 to 11	0 to 16	0 to 22.5
Brokered Deposit Adjustment (added)	N/A	0 to 10	0 to 10	0 to 10
Total Base Assessment Rate	7 to 24.0	17 to 43.0	27 to 58.0	43 to 77.5
The FDIC also imposed a special FDIC insurance assessment of 5 basis points implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, which was collected on September 30, 2009. Additional special assessments may be imposed by the FDIC in the future.
Additionally, the Bank has elected to participate in the FDIC program whereby noninterest bearing transaction account deposits will be insured without limitation through June 30, 2010. Until December 31, 2009, the Bank was required to pay an additional premium to the FDIC of 10 basis points on the amount of balances in noninterest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. During 2010, the fee will be 15 to 25 basis points, depending on the institution’s risk category.
In order to increase its liquidity, the FDIC required banks to prepay three years of estimated insurance premiums in December 2009. The Bank paid the FDIC approximately $1.1 million in December 2009 for its estimated premiums for the subsequent three years. The prepaid premium payment will be applied to required calculated quarterly insurance assessments.
The FDIC is experiencing significant demands on its financial resources resulting in capital and liquidity issues at the FDIC. To address these challenges, the FDIC may need to obtain additional funding from banks. The form of such funding, if needed, is not now known.

As a result of competitive pressures for deposits, the Company may not be able to adjust deposit rates to offset the cost of increased deposit insurance premiums.

ITEM 1A.	Risk Factors.
An investment in the Company’s common stock involves various risks. The Company has identified the following material risks affecting its business. These risk factors may cause our future earnings to be lower or our financial condition to be less favorable than the Company expects. In addition, other risks of which the Company is not aware, which relate to the banking and financial services industries in general, or which it does not believe are material, may cause earnings to be lower, or hurt the Company’s future financial condition.
The Company may not be able to successfully manage continued growth.
The Company intends to seek further growth in the level of assets and deposits and may consider expanding the branch network in the future. The Company may not be able to manage increased levels of assets and liabilities, and an expanded branch system, without increased expenses and higher levels of nonperforming assets. The Company may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances and a larger branch network, which may adversely impact earnings, shareholder returns and efficiency ratio. Increases in operating expenses or nonperforming assets may have an adverse impact on the value of the Company’s common stock.
The Company has a lower level of “core deposits” and a higher level of wholesale funding, relative to peer institutions.
Over the past several years, the Company has achieved significant growth in our loan portfolio. Because the Company’s deposits have not grown at similar rates, we have had to supplement our funding sources to include the use of the national market to attract funds. During an environment when interest rates are rising and the related U.S. Treasury interest rate curve is flattening, the use of this funding source may result an increase in interest costs disproportionate to loan yields. This results in less net interest income.
The Company’s concentrations of loans may create a greater risk of loan defaults and losses.
A substantial portion of the Company’s loans are secured by real estate in the Company’s market areas in Maryland. It also has a significant amount of commercial real estate loans. While Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis, the repayments of these loans usually depends on the successful operation of a business or the sale of the underlying property. As a result, these loans are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. The remaining loans in the loan portfolio are commercial or industrial loans. These loans are collateralized by various business assets the value of which may decline during adverse market conditions. These loans are also susceptible to adverse economic conditions. Adverse conditions in the real estate market and the economy may result in increasing levels of loan charge-offs and non performing assets and the reduction of earnings.
Commercial and commercial real estate loans tend to have larger balances than residential mortgage loans. Because the loan portfolio contains a significant number of commercial and commercial real estate with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming assets. An increase in nonperforming loans could result in: a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on the Company’s results of operations and financial condition.
Further, under guidance adopted by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. It is possible that the Bank may be required to maintain higher levels of capital than it would otherwise be expected to maintain as a result of the Bank’s levels of commercial real estate loans, which may require the Company to obtain additional capital sooner than it would otherwise seek it, which may reduce shareholder returns.

The Company’s financial condition and results of operations would be adversely affected if its allowance for loan losses is not sufficient to absorb actual losses or if it is required to increase the allowance for loan losses.
Although the Company believes that the allowance for loan losses is maintained at a level adequate to absorb any inherent losses in the loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events. If the Company needs to make significant and unanticipated increases in the loss allowance in the future, its results of operations and financial condition would be materially adversely affected at that time.
While the Company strives to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans. The Company cannot be sure that it will be able to identify deteriorating loans before they become nonperforming assets, or that it will be able to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary.
The Company’s continued growth depends on our ability to meet minimum regulatory capital levels. Growth and shareholder returns may be adversely affected if sources of capital are not available to help the Company meet them.
The Company is required to maintain its regulatory capital levels at or above the required minimum levels. If earnings do not meet current estimates, if it incur unanticipated losses or expenses, or if it grows faster than expected, the Company may need to obtain additional capital sooner than expected, through borrowing, additional issuances of debt or equity securities, or otherwise. If it does not have continued access to sufficient capital, it may be required to reduce its level of assets or reduce its rate of growth in order to maintain regulatory compliance. Under those circumstances net income and the rate of growth of net income may be adversely affected. Additional issuances of equity securities could have a dilutive effect on existing shareholders. The Company cannot be certain that it will be able to acquire additional capital when it is required, or that the terms upon which it is available will not be disadvantageous to existing shareholders.
The Company may not be able to successfully compete with others for business.
The Company competes for loans and deposits with numerous regional and national banks, online divisions of out-of-market banks, and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders. Many competitors have substantially greater resources than the Company, and operate under less stringent regulatory environments. The differences in resources and regulations may make it harder for the Company to compete profitably, reduce the rates that it can earn on loans and investments, increase the rates it must offer on deposits, and adversely affect the Company’s overall financial condition and earnings.
Liquidity challenges may increase due to turmoil in the financial markets.
The turmoil in the financial markets has resulted in sharp declines in real estate values and financial instruments. These declines have resulted in large losses at many financial institutions detrimentally affecting depositors’ confidence in all financial institutions. This lack of confidence has resulted in rapid withdrawals by depositors in several institutions causing the institutions to fail and/or require federal assistance.
The Company positions itself in the marketplace as a business bank. It does not (and did not) originate or acquire home loans or securities dependent upon home loans for repayment. Nevertheless, the turmoil in the financial markets has caused many depositors to seek safety in government securities, resulting in liquidity challenges for all banks. Should turmoil in the markets continue, the Company may be forced to pay higher interest rates to obtain deposits to meet the needs of its depositors and borrowers, resulting in reduced net interest income. If conditions worsen significantly, it is possible that banks such as the Bank may be unable to meet the needs of their depositors and borrowers, which could, in the worst case, result in the Company being placed into receivership.

The current economic environment poses significant challenges for the Company and could adversely affect its financial condition and results of operations.
The Company is operating in a challenging and uncertain economic environment. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on the Company’s borrowers or their customers, which could adversely affect the Company’s financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial institutions industry. For example, further deterioration in local economic conditions in the Company’s market could drive losses beyond that which is provided for in its allowance for loan losses. The Company may also face the following risks in connection with these events:
•
Economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in a deterioration in credit quality of the loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on the Company’s business;

•
The methodologies the Company uses to establish our allowance for loan losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation;

•
Continued turmoil in the market, and loss of confidence in the banking system, could require the Bank to pay higher interest rates to obtain deposits to meet the needs of its depositors and borrowers, resulting in reduced margin and net interest income. If conditions worsen significantly, it is possible that banks such as the Bank may be unable to meet the needs of their depositors and borrowers, which could, in the worst case, result in the Bank being placed into receivership; and

•	Compliance with increased regulation of the banking industry may increase our costs, limit our ability to pursue business opportunities, and divert management efforts.
As these conditions or similar ones continue to exist or worsen, the Company could experience continuing or increased adverse effects on its financial condition.
Higher deposit insurance premiums and assessments could adversely affect our financial condition.
Deposit insurance premiums charged by the FDIC have increased substantially in 2009, and the Company expects to pay significantly higher FDIC premiums in the future. A large number of bank failures has significantly depleted the deposit insurance fund and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, which was collected on September 30, 2009. Additional special assessments may be imposed by the FDIC in the future. The Company participates in the FDIC’s Temporary Liquidity Guarantee Program, or TLG, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. The FDIC has extended the TLG to June 30, 2010, and increased the fee to banks that elect to participate in the extension to 15 to 25 basis points, depending on the institution’s risk category. The Bank will continue to participate in the TLG. These changes will cause the Company’s deposit insurance expense to increase. These actions could significantly increase its noninterest expense for the foreseeable future. There is no assurance that the Company will be able to reflect all or any portion of these premium costs in the rates it pays depositors.

There can be no assurance that recent legislation and regulatory actions taken by the federal government will help stabilize the financial system in the United States.
Several pieces of federal legislation have been enacted, and the United States Department of the Treasury, the Federal Reserve, the FDIC, and other federal agencies have enacted numerous programs, policies and regulations to address the current liquidity and credit crises. These measures include the Emergency Economic Stimulus Act of 2008 (“EESA”), the American Reinvestment and Recovery Act of 2009 (“ARRA”), and the numerous programs, including the TARP Capital Purchase Program, in which the Company did not participate, and expanded deposit insurance coverage, enacted thereunder. In addition, the Secretary of the Treasury has proposed fundamental changes to the regulation of financial institutions, markets and products.
The Company cannot predict the actual effects of EESA, ARRA, the proposed regulatory reform measures and various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on the Company and the Bank. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect the Company’s business, financial condition, results of operations, and the trading prices of its securities.
The Company expects to face increased regulation of our industry, including as a result of EESA, the ARRA and related initiatives by the federal government. Compliance with such regulations may increase costs and limit the Company’s ability to pursue business opportunities.
Trading in the common stock has been light. As a result, shareholders may not be able to quickly and easily sell their common stock.
Although the Company’s common stock is listed for trading on the NASDAQ Capital Market and a number of brokers offer to make a market in the common stock on a regular basis, trading volume to date has been limited. A more liquid market for the Company’s common stock may not develop (or if one develops, it may not be sustainable). As a result, shareholders may find it difficult to sell a significant number of shares at the prevailing market price.
Directors and officers of CommerceFirst Bancorp own approximately 21% of the outstanding common stock. As a result of their combined ownership, they could make it more difficult to obtain approval for some matters submitted to shareholder vote, including acquisition of the Company. The results of the vote may be contrary to the desires or interests of the public shareholders.
Directors and executive officers own approximately 21% of the outstanding shares of common stock, excluding shares which may be acquired upon the exercise of options. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to the Articles of Incorporation.
Changes in interest rates and other factors beyond the Company’s control could have an adverse impact on its financial performance and results.
The Company’s operating income and net income depend to a great extent on its net interest margin, i.e., the difference between the interest yields it receive on loans, securities and other interest bearing assets and the interest rates it pay on interest bearing deposits and other liabilities. Net interest margin is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest bearing liabilities mature or reprice more quickly than interest earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly than interest bearing liabilities, falling interest rates could reduce net interest income These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Board of Governors of the Federal Reserve System.

The Company attempts to manage our risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest earning assets and interest bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on the Company’s net interest margin and results of operations. The results of the interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that the Company will be able to successfully manage our interest rate risk. Increases in market rates and adverse changes in the local residential real estate market, the general economy or consumer confidence would likely have a significant adverse impact on noninterest income, as a result of reduced demand for SBA guaranteed loans, the majority of which the Company sells.
Changes in laws, if enacted, including those that would permit banks to pay interest on checking and demand deposit accounts established by businesses, could have a significant negative effect on net interest income, net income, net interest margin, return on assets and return on equity. Usually, more than 10% of the Company’s deposits were noninterest bearing demand deposits.
The Federal Deposit Insurance Company (FDIC) has significantly increased the premium charged for deposit insurance for FDIC insured institutions including a special assessment charged as of June 30, 2009 and paid September 30, 2009. The FDIC is experiencing significant liquidity and capital issues at this time and has increased the insurance assessments. It is probably that the FDIC will continue looking to industry for additional funds in spite of having available funding through the U. S. Treasury.
Substantial regulatory limitations on changes of control and anti-takeover provisions of Maryland law may make it more difficult for shareholders to receive a change in control premium.
With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquiror is a bank holding company) of any class of the Company’s voting stock or obtaining the ability to control in any manner the election of a majority of its directors or otherwise direct the management or policies of the Company without prior notice or application to and the approval of the Federal Reserve. There are comparable prior approval requirements for changes in control under Maryland law. Also, Maryland corporate law contains several provisions that may make it more difficult for a third party to acquire control of the Company without the approval of its Board of Directors, and may make it more difficult or expensive for a third party to acquire a majority of its outstanding common stock.
Government regulation will significantly affect the Company’s business, and may result in higher costs and lower shareholder returns.
The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. The Company and Bank are regulated and supervised by the Maryland Department of Financial Regulation, the Federal Reserve Board and the FDIC. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. Changes in the laws, regulations and regulatory practices affecting the banking industry may increase the costs of doing business or otherwise adversely affect the Company and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and the Company cannot predict the ultimate effect of these changes, which could have a material adverse effect on its profitability or financial condition. Federal economic and monetary policy may also affect the Company’s ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.

The loss of the services of any key employees could adversely affect investor returns.
Our business is service oriented, and our success depends to a large extent upon the services of Richard J. Morgan, our President and its Market Leaders. The loss of the services of any of these officers could adversely affect the Company’s business

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties.
The main branch office and the executive offices of the Bank and the Company are located at 1804 West Street, Annapolis, Maryland, in a brick and masonry structure. The Company leases 8,100 square feet in the building under a lease, which commenced in April 2000. Rent expense was $222,524 and $216,198 for the years ended December 31, 2009 and 2008, respectively. The Company has exercised the second of three five-year renewal options.
The second office of the Bank is located at 4451 Parliament Place, Lanham, Maryland in a masonry structure. The Bank leases 2,100 square feet in the building under a ten-year lease which commenced in June 2004. Rent expense was $33,519 and $35,793 for the years ended December 31, 2009 and 2008, respectively.
The third office of the Bank is located at 910 Cromwell Park Drive, Glen Burnie, Maryland in a masonry structure. The Bank leases 2,600 square feet in the building under a five-year lease (with one five-year renewal option) which commenced in June 2006. Rent expense was $73,158 and $75,452 for the years ended December 31, 2009 and 2008, respectively.
The fourth office of the Bank is located at 6230 Old Dobbin Lane, Columbia, Maryland in a masonry structure. The Bank leases 2,400 square feet in the building under a ten-year lease (with one five-year renewal option) which commenced in August 2006. Rent expense was $81,251 and $74,457 for the years ended December 31, 2009 and 2008, respectively.
The fifth office of the Bank is located at 485 Ritchie Highway, Severna Park, Maryland in a masonry structure. The Bank leases approximately 1,500 square feet in the building under a five-year lease (with two five-year renewal options) which commenced in June 2007. Rent expense was $56,441 in 2009 and $52,333 during 2008.
Management believes adequate insurance coverage is in force on all of its properties.

ITEM 3.	Legal Proceedings.
From time to time the Company may be a participant in legal proceedings incidental to its business. At December 31, 2009, there are no legal claims made against the Company or the Bank.

ITEM 4.	Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2009.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) Market for Common Stock and Dividends. The information regarding the market for the Company’s Common Stock, the number of holders of the common stock and dividend history required under Item 5(a) is hereby incorporated herein by reference from the material under the caption “Market for Common Stock and Dividends” in the Company’s Annual Report for the fiscal year ended December 31, 2009. See Item 11 of this annual report for Equity Compensation Plan Information.
Recent Sales of Unregistered Shares. None.
(b) Use of Proceeds: Not applicable
(c) Issuer Repurchases of Securities during the Fourth Quarter of 2009. None.

ITEM 6.	Selected Financial Data.
The information required under Item 6 is hereby incorporated herein by reference to the material appearing under the caption “Selected Consolidated Financial Data” in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2009.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information required by this item is incorporated by reference to the material appearing under the caption “Management Discussion and Analysis” in the Company’s Annual Report to Shareholders for the year ended December 31, 2009.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.
As the Company is a smaller reporting company, this item is not applicable.

ITEM 8.	Financial Statements and Supplementary Data
The information required by this item is incorporated by reference to the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2009.

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

Management’s Report on Internal Control Over Financial Reporting
The management of CommerceFirst Bancorp, Inc. (the “Company”) is responsible for the preparation, integrity and fair presentation of the Consolidated Financial Statements incorporated by reference in this Annual Report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.
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
Management assessed the Company’s system of internal control over financial reporting as of December 31, 2009. This assessment was conducted based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control — Integrated Framework”. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009. Management’s assessment concluded that there were no material weaknesses within the Company’s internal control structure. The 2009 end of year consolidated financial statements have been audited by the independent accounting firm of TGM Group LLC (“TGM”). Personnel from TGM were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof. Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from TGM accompanies the financial statements.
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
There were no changes in the Bank’s internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Bank’s internal control over financial reporting.
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
The information required under Item 10 is hereby incorporated herein by reference from the material under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2010.
Code of Ethics. The Company has adopted a Code of Ethics that applies to all Directors, officers and employees of the Company and the Bank. The Company will provide a copy of the Code of Ethics without charge upon written request directed to Candace M. Springmann, Corporate Secretary, CommerceFirst Bancorp, Inc, 1804 West Street, Annapolis, Maryland 21401.
There have been no material changes in the procedures by which shareholders may recommend nominees to the Company’s Board of Directors since the proxy statement for the 2009 annual meeting of shareholders.

ITEM 11.	Executive Compensation
The information required by Item 11 is hereby incorporated herein by reference to the material under the captions “Election of Directors — Executive Compensation,” and “Directors’ Compensation” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2010.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance under Equity Compensation Plans The following table sets forth information regarding outstanding options and other rights to purchase common stock under the Company’s compensation plans.
Equity Compensation Plan Information

	Number of securities to be		Weighted average	Number of securities remaining
	issued upon exercise of		exercise price of	available for future issuance under
	outstanding options, warrants		outstanding options,	equity compensation plans (excluding
Plan category	and rights		warrants and rights	securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	0		N/A	0
Equity compensation plans not approved by security holders	126,372	(1)	$10.00	0

Total	126,372		$10.00	0

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

The other information required by Item 12 is hereby incorporated herein by reference to the material under the caption “Voting Securities and Principal Shareholders” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2010.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated herein by reference to the material under the caption “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2010.

ITEM 14	Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated herein by reference to the material under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm – Fees paid to Independent Accounting Firm” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2010.
The following financial statements are incorporated in this report under Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition at December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009 and 2008
Consolidated Statements of Comprehensive Income for the years ended December 31, 2009 and 2008
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008
Notes to Consolidated Financial Statements

ITEM 15.	Exhibits, Financial Statement Schedules

Exhibit No.		Description of Exhibits

3	(a)	Certificate of Incorporation of the Company, as amended (1)
3	(b)	Bylaws of the Company (1)
10	(a)	Employment Agreement between Richard J. Morgan and the Company (2)
10	(b)	Employment Agreement between Lamont Thomas and the Company (3)
10	(c)	2004 Non Incentive Option Plan (4)
10	(d)	First Amendment to Employment Agreement between Lamont Thomas and the Company (5)
10	(e)	Employment Agreement between Michael T. Storm and CommerceFirst Bank (6)
10	(f)	Extension of Employment Agreement between Richard J. Morgan and the Company (7)
11		Statement regarding Computation of Per Share Income – Refer to Note 1 to the Consolidated Financial Statements included in Exhibit 13.
13		Annual Report to Shareholders
21		Subsidiaries of the Registrant

The sole subsidiary of the Registrant is CommerceFirst Bank, a Maryland chartered commercial bank.

23		Consent of TGM Group LLC
31	(a)	Certification of Richard J. Morgan, President and CEO
31	(b)	Certification of Michael T. Storm, Executive Vice President and Chief Financial Officer
32	(a)	Certification of Richard J. Morgan, President and Chief Executive Officer
32	(b)	Certification of Michael T. Storm, Executive Vice President and Chief Financial Officer
99	(a)	Amended and Restated Organizers Agreement (8)

(1)	Incorporated by reference to exhibit of the same number filed with the Company’s Registration Statement on Form SB-2, as amended, (File No. 333-91817)

(2)	Incorporated by reference to exhibit 10(b) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

(3)	Incorporated by reference to exhibits 10(c) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

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

COMMERCEFIRST BANCORP, INC
March 5, 2010	By:	/s/ Richard J. Morgan,
Richard J. Morgan, President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Milton D. Jernigan II Milton D. Jernigan II	Chairman of the Board of Directors of the Company and the Bank	March 5, 2010

/s/ Richard J. Morgan Richard J. Morgan	Director, President and CEO of the Company and the Bank (Principal Executive Officer)	March 5, 2010

/s/ Edward B. Howlin, Jr. Edward B. Howlin, Jr.	Director of the Company and the Bank	March 5, 2010

/s/ Charles L. Hurtt, Jr., CPA Charles L. Hurtt, Jr., CPA	Director of the Company and the Bank	March 5, 2010

/s/ Lamont Thomas Lamont Thomas	Director of Company and the Bank	March 5, 2010

/s/ Robert R. Mitchell Robert R. Mitchell	Director of the Company and the Bank	March 5, 2010

/s/ John A. Richardson, Sr. John A. Richardson, Sr.	Director of the Company and the Bank	March 5, 2010

/s/ George C. Shenk, Jr. George C. Shenk, Jr.	Director of the Company and the Bank	March 5, 2010

Jerome A. Watts	Director of the Company and the Bank

/s/ Michael T. Storm Michael T. Storm	Executive Vice President/Chief Financial Officer of the Company and the Bank (Principal Financial and Accounting Officer)	March 5, 2010