Form 10-Q
period 2010-03-31
COMMERCEFIRST BANCORP INC
filed 2010-04-29
CIK 1098813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☑
As of April 29, 2010, the number of outstanding shares of registrant’s common stock, par value $0.01 per share was: 1,820,548.

CommerceFirst Bancorp, Inc.
FORM 10-Q

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition
March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$3,066,421	$2,105,545
Interest bearing deposits	21,491,658	8,228,452
Federal funds sold	—	154,310

Cash and cash equivalents	24,558,079	10,488,307
Investments in restricted stocks, at cost	527,000	527,000
Loans receivable, net of allowance for loan losses of $2,376,000 at March 31, 2010 and $2,380,000 at December 31, 2009	182,472,624	183,101,808
Premises and equipment, net	699,129	739,479
Accrued interest receivable	715,871	680,549
Deferred income taxes	880,928	919,299
Other real estate owned	2,461,957	2,461,957
Other assets	1,360,754	1,452,938

Total Assets	$213,676,342	$200,371,337

LIABILITIES

Non-interest bearing deposits	$23,667,609	$21,024,369
Interest bearing deposits	167,410,952	157,621,122

Total deposits	191,078,561	178,645,491

Accrued interest payable	180,436	183,958
Other liabilities	947,170	599,914

Total Liabilities	192,206,167	179,429,363

STOCKHOLDERS’ EQUITY
Common stock — $.01 par value; authorized 4,000,000 shares
Issued and outstanding: 1,820,548 shares at March 31, 2010 and at December 31, 2009	18,205	18,205
Additional paid-in capital	17,852,931	17,852,931
Retained earnings	3,599,039	3,070,838

Total Stockholders’ Equity	21,470,175	20,941,974

Total Liabilities and Stockholders’ Equity	$213,676,342	$200,371,337

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	March 31,	March 31,
	2010	2009
Interest income:
Interest and fees on loans	$3,123,645	$2,710,004
U.S. Treasury securities	—	32,369
Investment in stocks	7,175	6,935
Interest bearing deposits	9,199	2,134
Federal funds sold	62	2,355

Total interest income	3,140,081	2,753,797

Interest expense:
Deposits	886,283	1,163,756

Total interest expense	886,283	1,163,756

Net interest income	2,253,798	1,590,041

Provision for loan losses	447,062	529,450

Net interest income after provision for loan losses	1,806,736	1,060,591

Non-interest income:
Gain on sale of SBA loans	224,589	—
Service charges and other income	121,321	100,955

Total non-interest income	345,910	100,955

Non-interest expenses:
Compensation and benefits	720,741	724,596
Legal and professional	55,300	65,726
Rent and occupancy	138,538	143,417
Marketing and business development	21,754	6,222
FDIC insurance	75,831	58,027
Data processing	35,611	33,733
Support services	47,181	39,204
Communications	31,560	27,465
Depreciation and amortization	59,353	74,649
Other	89,273	114,379

Total non-interest expenses	1,275,142	1,287,418

Income (loss) before income taxes	877,504	(125,872)
Income tax (benefit) expense	349,303	(49,289)

Net income (loss)	$528,201	$(76,583)

Basic earnings (loss) per share	$0.29	$(0.04)

Diluted earnings (loss) per share	$0.29	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2010	2009

Net income (loss)	$528,201	$(76,583)

Change in unrealized gains and (losses) on securities available-for-sale, net of tax	—	(17,909)

Total comprehensive income (loss)	$528,201	$(94,492)

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance December 31, 2008	$18,205	$17,852,931	$2,392,882	$46,539	$20,310,557

Net loss- March 31, 2009			(76,583)		(76,583)

Net change in unrealized gains on securities available-for-sale				(17,909)	(17,909)

Balance March 31, 2009	$18,205	$17,852,931	$2,316,299	$28,630	$20,216,065

Balance December 31, 2009	$18,205	$17,852,931	$3,070,838	$—	$20,941,974

Net income — March 31, 2010			528,201		528,201

Balance March 31, 2010	$18,205	$17,852,931	$3,599,039	$—	$21,470,175

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	March 31,	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$528,201	$(76,583)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	59,353	74,649
Provision for loan losses	447,062	529,450
Gain on sales of SBA loans	(224,589)	—
Provision for losses on unfunded commitments	1,500	1,500
Deferred income taxes	38,371	(195,650)
Change in assets and liabilities:
Increase in accrued interest receivable	(35,322)	(26,886)
Decrease (increase) in other assets	92,184	(371,332)
Decrease in accrued interest payable	(3,522)	(19,084)
Increase in other liabilities	345,756	119,283
Other	—	3,695

Net cash provided by operating activities	1,248,994	39,042

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans, net	(3,358,582)	(5,410,777)
Proceeds from sale of SBA loans	3,765,293	—
Purchase of premises and equipment	(19,003)	(1,886)

Net cash provided by (used in) investing activities	387,708	(5,412,663)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in non-interest bearing deposits, net	2,643,240	(1,472,095)
Net increase in other deposits	9,789,830	7,473,365

Net cash provided by financing activities	12,433,070	6,001,270

Net increase in cash and cash equivalents	14,069,772	627,649
Cash and cash equivalents at beginning of period	10,488,307	8,964,357

Cash and cash equivalents at end of period	$24,558,079	$9,592,006

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$889,805	$1,182,840

Total (decrease) in unrealized gains on available for sale securities	$—	$(29,575)

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
The financial data at December 31, 2009 are derived from audited consolidated financial statements that are included in the Company’s Annual Report for the year ended December 31, 2009. The financial data at March 31, 2010 and 2009 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.
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
Note 2. Fair value
ASC Section 820 — Fair Value Measurements and Disclosure defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Topic 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. These inputs are summarized in three broad levels: Level 1 — Quoted prices in active markets for identical securities, Level 2 — Other significant observable inputs (including quoted prices in active markets for similar securities) and Level 3 — Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).
The Company’s bond holdings in the investment securities, if any, are the only asset or liability subject to fair value measurement on a recurring basis. No assets are valued under Level 1 inputs at December 31, 2009. The Company has assets measured by fair value measurements on a non-recurring basis during 2010. At March 31, 2010, these assets include $1,457,427 of impaired loans ($1,165,972 after specific reserve) and other real estate owned of $2,461,957 which are valued under Level 2 inputs. The remaining $1,078,336 ($456,226 after specific reserves) of impaired loans are valued under Level 3 inputs.

The changes in the assets subject to fair value measurements are summarized below by Level:

In thousands	Level 1	Level 2	Level 3
December 31, 2009:
Loans	$—	$1,458	$1,276
Other real estate owned	—	2,462	—

Total December 31, 2009	—	3,920	1,276

Activity:
Loans:
New loans measured at fair value	—	—	$403
Payments and other loan reductions	—	—	(126)
Loans charged-off	—	—	(475)

Net change in loans	—	—	$(198)

March 31, 2010:
Loans	—	1,458	1,078
Other real estate owned	—	2,462	—

Total March 31, 2010	$—	$3,920	$1,078

The estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
In thousands	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$3,066	$3,066	$2,106	$2,106
Interest bearing deposits	21,492	21,492	8,228	8,228
Federal funds sold	—	—	154	154
Investments in restricted stock	527	527	527	527
Loans, net	182,473	194,063	183,102	192,687
Accrued interest receivable	716	716	681	681

Financial liabilities:
Non-interest bearing deposits	$23,668	$23,668	$21,024	$21,024
Interest bearing deposits	167,411	169,638	157,621	160,450
Accrued interest payable	180	180	184	184

Off-balance sheet commitments	—	—	—	—
Fair values are based on quoted market prices for similar instruments or estimated using discounted cash flows. The discounts used are estimated using comparable market rates for similar types of instruments adjusted to be commensurate with the credit risk, overhead costs and optionality of such instruments.
The fair value of cash and due from banks, interest bearing deposits, federal funds sold, investments in restricted stocks and accrued interest receivable are equal to the carrying amounts. The fair values of investment securities are determined using market quotations. The fair value of loans receivable is estimated using discounted cash flow analysis.

The fair value of non-interest bearing deposits, interest-bearing checking, savings, and money market deposit accounts, securities sold under agreements to repurchase, and accrued interest payable are equal to the carrying amounts. The fair value of fixed-maturity time deposits is estimated using discounted cash flow analysis.
Note 3. Net Income per Common Share
Basic earnings per share of common stock are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by including the average dilutive common equivalents outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants, calculated using the treasury stock method. The computations of earnings per share at March 31, 2010 and 2009 follow:

	2010	2009
Weighted average shares outstanding	1,820,548	1,820,548
Common stock equivalents	—	—

Average common shares and equivalents	1,820,548	1,820,548

Net income (loss)	$528,201	$(76,583)
Basic earnings (loss) per share	$0.29	$(0.04)
Diluted earnings (loss) per share	$0.29	$(0.04)
All of the warrants and options were excluded from the calculation of diluted income per share in 2010 and 2009 because they were anti-dilutive.
Note 4. Related Party Transactions
The Company paid $8,685 during the first three months of 2010 for legal services to a firm of which a Director of the Company is a principal. The Company also paid $7,265 during the three months ended March 31, 2010 for computer related services to firm of which a Director is a principal. The above transactions have been consummated on terms equivalent to those that prevail in arms length transactions.
Executive officers, directors and their affiliated interests enter into loan transactions with the Company in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectability or present other unfavorable terms. At March 31, 2010 the amounts of such loans outstanding were $2,297,783.
Deposit balances of executive officers, directors and their affiliated interests totaled $13.8 million at March 31, 2010.
Note 5. Commitments and contingencies
The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments typically include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Outstanding commitments as of March 31, 2010 are as follows:

Loan commitments	$7,210,000
Unused lines of credit	$37,889,020
Letters of Credit	$872,278
Note 6. Recent Relevant Accounting Pronouncements
In January 2010, the FASB issued ASU No. 2010-06- Fair Value Measurements and Disclosures amending Topic 820. The ASU provides for additional disclosures of transfers between assets and liabilities valued under Level 1 and 2 inputs as well as additional disclosures regarding those assets and liabilities valued under Level 3 inputs. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for those provisions addressing Level 3 fair value measurements which provisions are effective for fiscal years, and periods therein, beginning after December 15, 2010. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-09 amending FASB ASC Topic 855 to exclude SEC reporting entities from the requirement to disclose the date on which subsequent events have been evaluated. It further modifies the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively. The Company has complied with ASU No. 2010-09.

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company’s past results are not necessarily indicative of future performance. Please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and other periodic reports filed with the Securities and Exchange Commission, for a discussion of various factors which may affect our performance
General
CommerceFirst Bancorp, Inc. (the “Company”) is the bank holding company for CommerceFirst Bank, a Maryland chartered commercial bank headquartered in Annapolis, Maryland (the “Bank”). The Bank was capitalized, became a wholly owned subsidiary of the Company and commenced operations on June 29, 2000. The Company’s common stock trades on the NASDAQ Capital Market under the symbol “CMFB”. The Company maintains five banking offices in Anne Arundel, Howard and Prince George’s counties in central Maryland. The Company focuses on providing commercial banking services to small and medium sized businesses in its market areas.
The Company continued a pattern of asset growth during the quarter ended March 31, 2010. Earning improved as the result of this asset growth and the reduction of the cost of deposits due to re-pricing of the deposits to lower current market interest rates. The provision for loan losses continues to remain relatively high in recognition of the effect of uncertain economic conditions on the Company’s borrowers and collateral. Key measurements and events for the period include the following:
•	Total assets increased by 6.6% from $200.4 million at December 31, 2009 to $213.7 million at March 31, 2010.
•	Net loans outstanding decreased by 0.3% from $183.1 million at December 31, 2009 to $182.5 million as of March 31, 2010.

•	Deposits increased by 7.0% from $178.6 million at December 31, 2009 to $191.1 million at March 31, 2010.
•
The Company net income was $528 thousand during the three months ended March 31, 2010 as compared to a net loss of $77 thousand for the three month period ended March 31, 2009 largely resulting from increased net interest income during 2010.

•
Net interest income, the Company’s main source of income, increased by 41.7% from $1.6 million during the three month period ended March 31, 2009 to $2.3 million for the three months ended March 31, 2010.

•	Non-interest income increased by 242.6% from $101 thousand for the three month period ended March 31, 2009 to $346 thousand for the three month period ended March 31, 2010.
•	Non-interest expenses decreased by 1.0% from $1.29 million for the three months ended March 31, 2009 to $1.28 million for the three month period ended March 31, 2010.
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
The most significant accounting policies followed by CommerceFirst Bancorp, Inc. are presented in Note 1 to the Company’s annual audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses as the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.
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

RESULTS OF OPERATIONS
General. The Company reported net income of $528 thousand for the three months ended March 31, 2010 as compared to a net loss of $77 thousand for the three-month period ended March 31, 2009. Earnings increased during 2010 as the result of the increase in earning assets, reduction of interest expense and the increase in gains on loan sales. The provision for loan losses was $447 thousand during 2010 as compared to $529 thousand in 2009, a decrease of $82 thousand, or 15.6%. The Company continues to experience the detrimental effects of the weakened economy on its loan customers through the provision for loan losses. The amount of impaired loans and the amount of loans for which specific reserves have been established were generally the same during the first quarter of 2010 as compared to amounts at December 31, 2009. Net interest income increased in 2010 as compared to 2009 by $664 thousand, or 41.7%. This increase resulted primarily from increases in earning assets and reduced cost of deposits. During the last quarter of 2009 and the first quarter of 2010, a significant amount of high interest rate, longer term certificates of deposit matured and were either re-priced at lower rates or replaced with lower rate accounts. This resulted in increases in net interest income, net interest margin and net interest spread.
Return on Average Assets and Average Equity. The following table shows the return on average assets and average equity for the period shown.

	Three Months Ended		Year ended
	March 31,		December 31,
	2010	2009	2009
Return (loss) on Average Equity	9.89%	(1.50)%	4.54%

Return (loss) on Average Earning Assets	1.06%	(0.19)%	0.51%

Ratio of Average Equity to Average Assets	10.36%	12.05%	11.03%
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
Total interest income increased by $386 thousand or 14.0% to $3.1 million for the three-month period ended March 31, 2010. This increase in interest income was attributable to the increase in average earning assets during the first quarter of 2010 of $34.7 million as compared to the same period in 2009. Interest income was adversely affected by the decline in the yield of the average earning assets from 6.8% in 2009 to 6.4% in 2010.
Interest expense decreased by $277 thousand or 23.8% to $886 thousand for the three months ended March 31, 2010 as compared to $1.2 million during the first three months of 2009. This decrease was primarily attributable to the decrease in the cost of funds from 3.6% during the first quarter of 2009 to 2.2% during the first quarter of 2010. The decline in the cost of funds was partially offset by the increase in average interest bearing liabilities of $33.9 million during 2010 as compared to 2009.
The net interest income for the three-month period ended March 31, 2010 was $2.3 million as compared to $1.6 million for the same period in 2009. Net interest income increased primarily because of the increase in average earning assets and the reduced cost of funds during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

The following table shows the average balances and average rates earned or paid on of the various categories of the Company’s assets and liabilities for the three month period ended March 31 of each year. Nonperforming loans are included in average balances in the following table:

	2010			2009			2008
	Average		Yields/	Average		Yields/	Average		Yields/
In thousands	Balance	Interest	Rates	Balance	Interest	Rates	Balance	Interest	Rates

Assets
Securities (1)	$527	$7	5.39%	$3,539	$39	4.47%	$9,698	$107	4.43%
Loans, net of unearned income	184,219	3,124	6.88%	156,328	2,710	7.03%	129,754	2,546	7.87%
Interest-bearing deposits in other banks	14,927	9	0.24%	1,966	2	0.41%	—	—	—
Federal funds sold	129	—	0.19%	3,277	3	0.37%	10,006	74	2.97%

Total interest-earning assets	199,802	3,140	6.37%	165,984	2,754	6.76%	149,458	2,727	7.32%

Less allowance for loan losses	(2,428)			(2,035)			(1,725)
Non interest earning assets	8,631			6,909			5,711

Total assets	$206,005			$169,984			$153,444

Liabilities & Stockholders’ Equity
Interest-bearing deposits
Interest bearing demand deposits	$712	$—	0.05%	$1,842	$—	—	$2,088	$2	0.38%
Money market deposit accounts	8,453	9	0.43%	18,093	26	0.58%	19,955	135	2.71%
Savings accounts	12,036	44	1.48%	175	—	—	86	—	—
Certificates of deposit	142,729	833	2.37%	109,954	1,138	4.20%	88,440	1,157	5.25%
Securities sold under agreement to repurchase	—	—	—	—	—	—	3,028	15	1.99%

Total interest-bearing liabilities	163,930	886	2.19%	130,064	1,164	3.63%	102,743	1,309	4.62%

Demand deposits and other liabilities	20,727			19,543			19,601

Total liabilities	184,657			149,607			133,198

Stockholders’ equity	21,348			20,377			20,246

Total liabilities and stockholders’ equity	$206,005			$169,984			$153,444

Interest rate spread			4.18%			3.13%			2.70%

Net interest income and margin		$2,254	4.58%		$1,590	3.91%		$1,418	3.83%

(1)	Yields on securities are calculated based on amortized cost.
Net interest margin was 4.58% in the first quarter of 2010, as compared to 3.91% in the comparable period in 2009. Interest spread was 4.18% in the first quarter of 2010, as compared to the 3.13% in the first quarter of 2009 reflecting the greater reduction in the cost of interest bearing funds as compared to the reduction of the earnings rates of interest earning assets. The growth in average loans receivable as well as the re-pricing of interest bearing deposits at lower interest rates combined to improve the net interest spread and net interest margin.

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

	March 31, 2010 vs. 2009			March 31, 2009 vs. 2008
	Increase (Decrease)			Increase (Decrease)
In thousand	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets:
Federal funds sold	$(3)	$—	$(3)	$(49)	$(22)	$(71)
Interest bearing deposits	14	(7)	7	2	—	2
Investment portfolio	(33)	1	(32)	(68)	—	(68)
Loans receivable	484	(70)	414	521	(357)	164

Net Change in Interest Income	462	(76)	386	406	(379)	27

Interest Bearing Liabilities:
Interest bearing deposits	318	(596)	(278)	228	(358)	(130)
Securities sold under agreements to repurchase	—	—	—	(15)	—	(15)

Net Change in Interest Expense	318	(596)	(278)	213	(358)	(145)

Change in Net Interest Income	$144	$520	$664	$193	$(21)	$172

Provision for Loan Losses. The provision for loan losses represents the amount charged against earnings to increase the allowance for loan losses to the level deemed appropriate by management. The provision for loan losses and the allowance for loan losses are based on management’s ongoing assessment of the Company’s credit exposure and consideration of certain other relevant factors. The provision for loan losses was $447 thousand during the three months ended March 31, 2010 as compared to $529 thousand for the three months ended March 31, 2009. The decline in the loss provision results from the lower average amounts of non-accrual loans and differing loan activity. The Company evaluates its allowance for loan losses to address identified loan concerns and in recognition of the detrimental effect of the current weakened economy. The allowance is comprised of specific and general allowance amounts.
Non-Interest Income. Non-interest income principally consists of gains from the sales of the guaranteed portion of Small Business Administration loans and deposit account services charges. For the three months ended March 31, 2010, gains on the sales of the guaranteed portions of SBA loans amounted to $225 thousand whereas there were no sales of SBA loans during the first quarter of 2009. Generally, the Company desires to sell the guaranteed portion of most additional SBA loans resulting in a continuing stream of income that may vary significantly from quarter to quarter, depending in part upon the volume of loans actually sold. As the result of the uncertainties in the secondary market for SBA loans during the first quarter of 2009, the Company did not sell any SBA loans during that quarter. Deposit account service charges amounted to $121 thousand during the three months ended March 31, 2010 as compared to $101 thousand for the same period in 2009 reflecting higher service charges assessed on deposit account activities.
Non-Interest Expense. Non-interest expense decreased by $12 thousand during the three-month period ended March 31, 2010 as compared to the same period in 2009, a 1.0% decrease. Increases in marketing and business development, FDIC insurance assessments and loan collection expenses were generally offset by reductions in professional services expenses, depreciation and amortization expense and other expenses.
Income Tax Expense. During the three month period ended March 31, 2010, the Company recorded income tax expense of $349 thousand representing 39.8% of income before taxes. During the three months ended March 31, 2009, the Company recorded an income tax benefit of $49 thousand representing 39.2% of loss before income taxes.

FINANCIAL CONDITION.
General. The Company’s assets at March 31, 2010 were $213.7 million, an increase of $13.3 million or 6.6%, from December 31, 2009. Gross loans totaled $184.8 million comprised of real estate loans of $118.8 million, an increase of $1.7 million, or 1.5%, from December 31, 2009 and commercial loans of $66.0 million, a decrease of $2.3 million, or 3.5% from December 31, 2009. At March 31, 2010, deposits totaled $191.1 million an increase of $12.4 million, or 7.0%, from December 31, 2009. Deposits at March 31, 2010 are comprised of certificates of deposit in the amount of $144.9 million, savings accounts of $12.6 million, NOW and Money Market accounts of $9.9 million, and noninterest bearing deposits of $23.7 million.
Loan Portfolio. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At March 31, 2010, net loans were $182.5 million, a 0.3% decrease from the $183.1 million in loans outstanding at December 31, 2009. Generally, loans are internally generated but the Company does periodically purchase loan participations from other local community banks. Lending activity is generally confined to our immediate market areas. The small decline in loan balances from December 31, 2009 to March 31, 2010 resulted from the sale of SBA guaranteed portions of loans in the amount of $3.5 million during the quarter. Without these sales, loan balances would have increased by $2.9 million. The Company its continuing efforts to attract quality credits with no dilution of credit underwriting standards. The percentage of total loans comprised of commercial real estate loans has increased as the Company has concentrated on this type of lending. The majority of these loans are secured by real property that is occupied by the borrowers’ businesses. The Company has approximately $3.8 million of acquisition and construction loans secured by residential building lots. The Company does not engage in foreign lending activities. Loans secured by residential real estate are loans to investors for commercial purposes. The Bank does not lend funds to consumers. The following table presents the composition of the loan portfolio by type of loan at the dates indicated.
Loans receivable, net is comprised of the following:

	March 31, 2010		March 31, 2009		December 31, 2009
		Percentage		Percentage		Percentage
In thousands	Balance	of Loans	Balance	of Loans	Balance	of Loans
Commercial and Industrial loans	$66,120	35.8%	$57,655	38.4%	$68,476	36.9%
Real estate loans secured by:
Residential real estate	22,747	12.3%	21,954	12.4%	22,140	11.9%
Commercial real estate	96,068	51.9%	78,676	49.2%	94,947	51.2%

Total real estate loans	118,815	64.2%	100,630	61.6%	117,087	63.1%

	184,935	100.0%	158,285	100.0%	185,563	100.0%

Unearned loan fees, net	(86)		(49)		(81)
Allowance for loan losses	(2,376)		(2,254)		(2,380)

	$182,473		$155,982		$183,102

The following table shows the interest rate sensitivity of the loan portfolio at March 31, 2010. Demand loans, loans without a stated maturity and overdrafts are reported as re-pricing in one year or less. Floating rate loans are reported to reflect the period until re-pricing.

	Loan Re-pricing as of March 31, 2010
	1 year		After
In thousands	or less	1-5 years	5 years	Total
Loans with:
Fixed interest rates	$10,128	$33,550	$1,410	$45,088
Floating and adjustable interest rates	68,873	70,237	737	139,847

Total loans receivable	$79,001	$103,787	$2,147	$184,935

Allowance for loan losses. The adequacy of the allowance for loan losses is evaluated based upon loan categories except for loans rated substandard, doubtful or loss, which are evaluated separately and assigned loss amounts based upon the evaluation. Loss ratios are applied to each category of loan to determine estimated loss amounts. Categories of loans are identified as commercial, SBA and mortgage loans. Loss ratios are determined based upon historical losses incurred adjusted for the effect of current economic conditions, any industry concentration or identified weakness in an industry, credit management and underwriting policy changes and secured versus unsecured nature of the loan category. At March 31, 2010, the range of the loss ratios used to determine estimated losses by loan category were: commercial loans — 0.8%; SBA loans (unguaranteed portion) — 6.5% and real estate loans- 0.20% to 1.32%. These loss ratios are about 0.1% higher than the ratios applied at December 31, 2009 except as to the 6.5% loss ratio for SBA loans which remained unchanged since December 31, 2009 but the loss ratio for SBA loans increased from 6.0% at March 31, 2009. Additional losses are estimated resulting from additional identified risks factors, such as loans with underwriting exceptions, the level and direction of payment delinquencies and the level of large loans. These additional loss estimates are not allocated to the separate loan categories.

The adequacy of the allowance for loan losses is also reviewed at least quarterly using risk ratings applied to the loans based upon rating criteria consistent with regulatory definitions. The risk rating is adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and, in the case of commercial loans and commercial real estate loans, the normal periodic review of the underlying credit indicates that a change in risk rating is appropriate. An estimated “low” and “high” loss percentage is applied to loans in each risk rating. These loss percentages increase as the loan risk rating increases. Loans rated as substandard, doubtful or loss are evaluated separately and assigned loss amounts based upon the separate evaluation. Risks factors identified beyond individual loan risks, such as economic conditions, underwriting exceptions and loan concentrations are quantified based upon management’s estimations of loss exposure. Loss percentages used are generally based upon management’s best estimates considering losses incurred. Estimated “low” and “high” allowance for loan loss amounts are derived by accumulating the estimated losses using the “low” and “high” loss percentages for each risk rating and adding losses based upon separate loan evaluations and identified other risks. The actual allowance for loan losses is compared to this range to ascertain that it is reasonably situated within the range. In addition, on at least a quarterly basis, the recorded allowance for loan losses (as a percent of loans) is compared to peer group levels to ascertain the reasonableness of the estimate. At March 31, 2010, the actual allowance for loan losses of 1.29% was between the “low” and “high” allowance amounts of 1.04% and 1.30%, respectively.
The allowance for loan losses represents 1.29% and 1.28% of loans receivable at March 31, 2010 and December 31, 2009, respectively. Management believes that the allowance for loan losses is adequate for each period presented.
The activity in the allowance for loan losses is shown in the following table.

	Three Months Ended	Year Ended December 31,
In thousands	March 31, 2010	2009	2008	2007	2006
Allowance for loan losses:
Beginning balance	$2,380	$1,860	$1,665	$1,614	$1,615
Charge-offs- Commercial and Industrial loans	(475)	(963)	(497)	(72)	(226)
Recoveries- Commercial and Industrial loans	24	5	45	78	—
Charge-offs- Commercial real estate loan	—	(138)	—	—	—

Net recoveries (charge-offs)	(451)	(1,096)	(452)	6	(226)

Provision for loan losses	447	1,616	647	45	225

Ending balance	$2,376	$2,380	$1,860	$1,665	$1,614

Net recoveries (charge-offs) to average loans	(0.24%)	(0.65%)	(0.33%)	0.00%	(0.26)%
Additionally, the Company has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At March 31, 2010 the balance of this reserve was $55.5 thousand. The reserve, based on evaluations of the collectability of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

Asset Quality. In its lending activities, the Company seeks to develop sound loans with customers who will grow with the Company. There has not been an effort to rapidly build the portfolio and earnings at the sacrifice of asset quality. At the same time, the extension of credit inevitably carries some risk of non-payment.
Non-accrual loan activity is summarized as follows:

	Three Months Ended	Year Ended December 31,
In thousands	March 31, 2010	2009	2008	2007	2006

Balance at the beginning of the period	$2,734	$5,819	$1,125	$628	$592
New loans placed on non-accrual	403	2,427	5,046	569	262
Less:
Loan restored to interest earning status	—	1,266	—	—	—
Paid-off: sold in foreclosure	—	576	—	—	—
Other real estate owned additions	—	2,462	—	—	—
Charge offs	475	1,101	236	72	226
Other including payments received	126	107	116

Balance at the end of the period	$2,536	$2,734	$5,819	$1,125	$628

Information regarding loans classified as impaired follows:

	March 31,	December 31,
In thousands	2010	2009
Loans classified as impaired with specific reserves	$2,355	$2,519
Loans classified as impaired with no specific reserves	181	215

Total loans classified as impaired	$2,536	$2,734

Allowance for loan losses on impaired loans	$914	$922
Average balance of impaired loans during period	$2,785	$4,559
The loans classified as impaired with specific reserves at March 31, 2010 include a non-accrual loan in the amount of $483 thousand secured by a term life insurance policy in the amount of $600,000 which expires in 2011. The specific reserve allocated to this loan is $396 thousand. Two loans outstanding to a borrower and entity controlled by the same borrower totaling $1.5 million have specific reserves established in the total amount of $291 thousand. These two loans are secured by residential real estate and corporate assets. Specific reserves in the amount of $227 thousand have been established for the remaining balance of classified loans with specific reserves consisting of six loans with aggregate loan balances of $415 thousand. The above loans are in various stages of collection.
There are three loans classified as impaired without established specific reserves at March 31, 2010 which are in various stages of collection.
The Company acquired through foreclosure a commercial building with a value of approximately $653 thousand in March 2009. The Company acquired another commercial building by foreclosure in November 2009 with a value of approximately $1.8 million. The Company is leasing these properties to others under short term leases as it offers them for sale.
Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. During 2010, there were no amounts included in gross interest income attributable to loans in non-accrual status.

The following table shows amounts of non-performing assets on the dates indicated:

	March 31,	December 31:
In thousands	2010	2009	2008	2007	2006
Nonaccrual loans:
Commercial and Industrial	$2,536	$2,734	$2,218	$1,125	$628
Real estate — commercial	—	—	3,601	—	—
Accrual loans — past due 90 days and over	—	—	—	—	—

Total non-performing loans	2,536	2,734	5,819	1,125	628

Other real estate owned	2,462	2,462	—	—	—

Total non-performing assets	$4,998	$5,196	$5,819	$1,125	$628

Allowance for loan losses to total non-performing loans	93.7%	87.1%	32.0%	148.0%	257.0%
Non-performing loans to total loans	1.37%	1.47%	3.80%	0.89%	0.65%
Non-performing assets to total assets	2.34%	2.59%	3.49%	0.76%	0.44%
Investment Portfolio. At March 31, 2010 and December 31, 2009, the Company had no investments in securities other than investments in Federal Reserve Bank stock as required by regulation and stock in two banker’s banks. At March 31, 2009, the Company had approximately $3.1 million of investment securities, consisting of a U.S. Treasury obligation which matured prior to December 31, 2009. The Company is maintaining its liquid assets in its account at the Federal Reserve for safety and liquidity purposes. The Company will make additional investments when interest rates have increased and the Company has sufficient excess liquidity. The following table provides information regarding the composition of the Bank’s investment securities portfolio at the dates indicated.

	Investment in Stocks
	March 31, 2010		December 31, 2009
In thousands	Amount	Percent	Amount	Percent
Investments in stocks, at cost;
Federal Reserve Stock	$465	88.24%	$465	88.24%
Corporate equities	62	11.76%	62	11.76%

Total stocks	$527	100.00%	$527	100.00%

The stocks in the two “bankers’ banks” are not readily marketable.
Deposits and Liquidity. The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. The Bank’s principal sources of funds for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits, and the payment for checks drawn upon it. The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions including the Federal Reserve and Federal funds sold. The levels of such assets are dependent on the Bank’s lending, investment and operating activities at any given time. The variations in levels of liquid assets are influenced by deposit flows and loan demand, both current and anticipated.
The Company’s deposits consist of demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposit. These accounts provide the Company with a relatively stable source of funds. The Company generally target larger deposit relationships by offering competitive interest rates on certificates of deposit of $75 thousand or more in our local markets. Deposits from the local market areas are supplemented with out-of-area deposits comprised of funds obtained through the use of deposit listing services (national market certificates of deposit), deposits obtained through the use of brokers and through the Certificates of Deposit Account Registry Service (CDARS) program. As a result, a substantial portion of our deposits, 34.2% at March 31, 2010 and 37.8% at December 31, 2009 and 43.4% at March 31, 2009, are comprised of certificate of deposit accounts of $100 thousand or more, while total certificates of deposit represent 75.9% of deposits at March 31, 2010 and 77.9% of deposits at December 31, 2009 and 74.2% at March 31, 2009.

The Company’s reliance on certificates of deposit, including the use of larger denomination certificates of deposit and brokered deposits, facilitates funding the growth in the loan portfolio. The Company has relied on certificates of deposit as a primary funding source and has used larger certificates of deposits as a funding source since its inception. While sometimes requiring higher interest rates, such funds carry lower acquisition costs (marketing, overhead costs) and can be obtained when required at the maturity dates desired. Substantially all of the deposit accounts over $100 thousand are fully insured by the FDIC through differing ownership and trustee arrangements and the temporary increase in insured deposit limit to $250 thousand. All of the brokered deposits and national market deposits are fully insured by the FDIC. This insurance and the strong capital position of the Company reduce the likelihood of large deposit withdrawals for reasons other than interest rate competition. Interest rates on these deposits can be, but are not always, higher than other deposits products. There is, however, a risk that some deposits would be lost if rates were to increase and the Company elected not to remain competitive with its own deposit rates. Under those conditions, the Company believes that it is positioned to use other sources of funds, such as borrowing on its unsecured credit facilities with other banks or the sale of loans.
At March 31, 2010, deposits totaled $191.1 million as compared to $178.6 million at December 31, 2009. Most of the $12.4 million increase is attributable to the increase in certificates of deposit (CDs) during 2010. There were $42.1 million and $44.8 million of brokered certificates of deposit at March 31, 2010 and December 31, 2009, respectively. Included in these brokered deposits at March 31, 2010 are $13.7 million of certificates of deposits received in exchange for the placement of the Company’s customers’ deposit funds with other financial institutions under the CDARS program. Included in deposits are deposits of officers and directors (and their affiliated entities) of $13.8 million at March 31, 2010.
Deposits are summarized below as of dates indicated:

	March 31,	%	December 31:
In thousands	2010	Change	2009	2008	2007
Non-interest bearing deposits	$23,668	12.6%	$21,024	$23,599	$19,246
Interest bearing deposits:
NOW accounts	1,003	224.4%	$309	$1,247	$2,440
Money Market accounts	8,831	12.6%	7,841	13,049	16,268
Savings accounts	12,638	21.8%	10,379	148	36
Certificates of deposit accounts:
Less than $100,000	79,580	11.2%	71,593	37,539	11,383
$100,000 or more	65,359	(0.3)%	67,499	69,659	74,035

Total interest bearing deposits	167,411	6.2%	157,621	121,642	104,162

Total deposits	$191,079	7.0%	$178,645	$145,241	$123,408

The table below shows the maturities and amounts of certificates of deposit:

	March 31, 2010		December 31, 2009
	CDs of		CDs of
	$100,000		$100,000 or
In thousands	or more	All CDs	more	All CDs
Twelve months or less	$53,978	$100,310	$53,786	$94,725
Over twelve months through three years	8,294	36,463	11,139	37,587
Over three years	3,087	8,166	2,574	6,780

Total	$65,359	$144,939	$67,499	$139,092

The table below shows the source of the Company’s certificate of deposits as well as the amount equal to or greater than $100,000 at March 31, 2010:

	CDs with	CDs with
	balances of	balances of
	less than	$100,000
In thousands	$100,000	or greater	Total
Source
Local markets	$15,672	$45,666	$61,338
National market	40,924	548	41,472
CDARS program:
Customers’ funds	750	12,971	13,721
Proprietary funding	6,782	3,073	9,855
Other brokered funds	15,452	3,101	18,553

Total	$79,580	$65,359	$144,939

CDARS program funding is reflected in the above schedule as “Customers’ funds” and “Proprietary funding”. The Company, acting as agent for its customers, places customer funds in other financial institutions under the program up to the FDIC insurance limit of $250,000. Under the CDARS program, other financial institutions place deposits in the Company for the same amount of the customers’ funds. “Customers’ funds” are comprised of deposits from these customer transactions. The Company can obtain funding under the CDARS program by bidding for deposit funds without customers’ involvement. This “Proprietary funding” results in traditional brokered deposits.
The Company’s short term liquid assets of cash and cash equivalents were $24.6 million, or 11.5% of assets, and $10.5 million, or 5.2%, of assets at March 31, 2010 and December 31, 2009. Continued growth in deposits will be required to fund loan growth. Accordingly, the Company intends to maintain a competitive posture in its deposit interest rate offerings. While adequate liquidity is imperative, excess liquidity has the effect of a lower interest margin, as funds not invested in loans are placed in short-term investments that earn significantly lower yields.
The Company has available unsecured credit facilities for short-term liquidity needs from financial institutions of $8,500,000 at March 31, 2010 and December 31, 2009. There were no borrowings outstanding under these credit arrangements at March 31, 2010 and December 31, 2009.
The Company believes its levels of liquidity are adequate to conduct the business of the Company and Bank.
OFF-BALANCE SHEET ARRANGEMENTS
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments for which collateral is deemed necessary. The Company has not been required to perform on any financial guarantees and has not recorded or incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of the Company. Outstanding letters of credit at March 31, 2010 totaled $872 thousand and $774 thousand at December 31, 2009.

Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. These commitments include commitments to lend funds as well as un-advanced loan funds. These commitments at March 31, 2010 totaled $45.1 million and $46.0 million at December 31, 2009. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
With the exception of these off-balance sheet arrangements, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.
CAPITAL ADEQUACY
The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At March 31, 2010, the Company and the Bank were in full compliance with these guidelines, as follows:

			Minimum Ratios
	March 31,	December 31,	To be “Adequately	To be “Well
	2010	2009	Capitalized”	Capitalized”
Total capital:
Company	12.6%	12.3%	8.0%	N/A
Bank	11.8%	11.5%	8.0%	10.0%
Tier I:
Company	11.3%	11.0%	4.0%	—
Bank	10.5%	10.2%	4.0%	6.0%
Leverage Total:
Company	10.4%	10.4%	4.0%	—
Bank	9.7%	9.7%	4.0%	5.0%
The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses. The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below. To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments, such as trust preferred securities, or subordinated debt. There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.
Under recent guidance by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. It is possible that the Company may be required to maintain higher levels of capital than it would otherwise be expected to maintain as a result of its levels of construction, development and commercial real estate loans, which may require us to obtain additional capital.

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

ITEM 3 —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

ITEM 4T —	CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings
In the ordinary course of its business, the Company may become involved in routine legal proceedings. At March 31, 2010, there are no such proceedings.

Item 1A —	Risk Factors
Not applicable

Item 2 —	Unregistered Sale of Equity Securities and Use of Proceeds
(a)	Sales of Unregistered Securities. None

(b)	Use of Proceeds. Not applicable

(c)	Issuer Purchases of Securities. None

Item 3 —	Defaults Upon Senior Securities. None

Item 4 —	Other Information
(a)	Information Required to be Reported on Form 8-K. None

(b)	Changes in Security Holder Nomination Procedures. None

Item 5 —	Exhibits

Exhibit No.		Description of Exhibits

3	(a)	Certificate of Incorporation of the Company, as amended (1)
3	(b)	Bylaws of the Company (2)
10	(a)	Employment Agreement between Richard J. Morgan and the Company (3)
10	(b)	Employment Agreement between Lamont Thomas and the Company (4)
10	(c)	2004 Non Incentive Option Plan (5)
10	(d)	First Amendment to Employment Agreement between Lamont Thomas and the Company (6)
10	(e)	Employment Agreement between Michael T. Storm and CommerceFirst Bank attached hereto (7)
10	(f)	Extension of Employment Agreement between Richard J. Morgan and the Company (8)
11		Statement Regarding Computation of Per Share Income- See Notes to Financial Statements
21		Subsidiaries of the Registrant — The sole subsidiary of the Registrant is CommerceFirst Bank, a Maryland chartered commercial bank
31	(a)	Certification of Richard J. Morgan, President and CEO
31	(b)	Certification of Michael T Storm, Executive Vice President and CFO
32	(a)	Certification of Richard J. Morgan, President and Chief Executive Officer
32	(b)	Certification of Michael T. Storm, Executive Vice President and Chief Financial Officer
99	(a)	Amended and Restated Organizers Agreement (9)

(1)	Incorporated by reference to exhibit of the same number filed with the Company’s Registration Statement on Form SB-2, as amended, (File No. 333-91817).

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 17, 2007.

(3)	Incorporated by reference to Exhibit 10(b) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817).

(4)	Incorporated by reference to exhibits 10(c) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817).

(5)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119988).

(6)	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

(7)	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

(8)	Incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed on January 30, 2009.

(9)	Incorporated by reference to Exhibits 99(b) and 99(d) to the Company’s Registration Statement on Form SB-2, as amended (File No. 333-91817).
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCEFIRST BANCORP, INC.
Date: April 29, 2010	By:	/s/ Richard J. Morgan
Richard J. Morgan, President and Chief Executive Officer

Date: April 29, 2010	By:	/s/ Michael T. Storm
Michael T. Storm, Executive Vice President and Chief Financial Officer