Form 10-Q
period 2010-06-30
COMMERCEFIRST BANCORP INC
filed 2010-08-04
CIK 1098813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2010

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
Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☑
As of August 4, 2010 the number of outstanding shares of registrant’s common stock, par value $0.01 per share was: 1,820,548

CommerceFirst Bancorp, Inc.
FORM 10-Q

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition
June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$2,172,313	$2,105,545
Interest bearing deposits	18,213,989	8,228,452
Federal funds sold	—	154,310

Cash and cash equivalents	20,386,302	10,488,307
Investments in restricted stocks, at cost	527,000	527,000
Loans receivable, net of allowance for loan losses of $2,000,000 at June 30, 2010 and $2,380,000 at December 31, 2009	183,661,524	183,101,808
Premises and equipment, net	649,728	739,479
Accrued interest receivable	804,247	680,549
Deferred income taxes	650,345	919,299
Other real estate owned	2,461,957	2,461,957
Other assets	1,579,478	1,452,938

Total Assets	$210,720,581	$200,371,337

LIABILITIES

Non-interest bearing deposits	$23,381,291	$21,024,369
Interest bearing deposits	164,671,749	157,621,122

Total deposits	188,053,040	178,645,491

Accrued interest payable	164,772	183,958
Other liabilities	644,873	599,914

Total Liabilities	188,862,685	179,429,363

STOCKHOLDERS’ EQUITY
Common stock — $.01 par value; authorized 4,000,000 shares. Issued and outstanding: 1,820,548 shares at June 30, 2010 and at December 31, 2009	18,205	18,205
Additional paid-in capital	17,852,931	17,852,931
Retained earnings	3,986,760	3,070,838

Total Stockholders’ Equity	21,857,896	20,941,974

Total Liabilities and Stockholders’ Equity	$210,720,581	$200,371,337

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
For the Six and Three Months ended June 30, 2010 and 2009 (Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$6,291,724	$5,586,210	$3,168,079	$2,876,206
U.S. Treasury securities	—	65,460	—	33,091
Investment in stocks	14,150	13,010	6,975	6,075
Interest bearing deposits	23,922	7,625	14,723	5,491
Federal funds sold	62	2,443	—	88

Total interest income	6,329,858	5,674,748	3,189,777	2,920,951

Interest expense:
Deposits	1,747,032	2,342,777	860,749	1,179,021

Total interest expense	1,747,032	2,342,777	860,749	1,179,021

Net interest income	4,582,826	3,331,971	2,329,028	1,741,930

Less provision for loan losses	1,033,985	799,253	586,923	269,803

	3,548,841	2,532,718	1,742,105	1,472,127

Non-interest income:
Gain on sale of SBA loans	369,872	117,534	145,283	117,534
Service charges and other income	246,661	207,766	125,340	106,811

Total non-interest income	616,533	325,300	270,623	224,345

Non-interest expenses:
Compensation and benefits	1,463,910	1,462,393	743,169	737,797
Legal and professional	132,218	127,234	76,918	61,508
Rent and occupancy	278,907	281,036	140,369	137,619
Marketing and business development	48,040	24,805	26,286	18,583
FDIC insurance	155,602	211,612	79,771	153,585
Data processing	71,767	67,423	36,156	33,690
Support services	101,809	93,737	54,628	54,533
Communications	63,281	55,397	31,721	27,932
Depreciation and amortization	118,073	148,199	58,720	73,550
Other	206,471	217,766	117,198	103,387

Total non-interest expenses	2,640,078	2,689,602	1,364,936	1,402,184

Income before income taxes	1,525,296	168,416	647,792	294,288
Income tax expense	609,374	68,495	260,071	117,784

Net income	$915,922	$99,921	$387,721	$176,504

Basic earnings per share	$0.50	$0.05	$0.21	$0.10

Diluted earnings per share	$0.50	$0.05	$0.21	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
For the Six and Three Months ended June 30, 2010 and 2009 (Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$915,922	$99,921	$387,721	$176,504

Change in unrealized gains on securities available for sale, net of taxes	—	(35,554)	—	(6,924)

Total comprehensive income	$915,922	$64,367	$387,721	$169,580

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balance December 31, 2008	$18,205	$17,852,931	$2,392,882	$46,539	$20,310,557

Net income- June 30, 2009			99,921		99,921

Net change in unrealized gains on securities available-for-sale				(35,554)	(35,554)

Balance June 30, 2009	$18,205	$17,852,931	$2,492,803	$10,985	$20,374,924

Balance December 31, 2009	$18,205	$17,852,931	$3,070,838	$—	$20,941,974

Net income- June 30, 2010			915,922		915,922

Balance June 30, 2010	$18,205	$17,852,931	$3,986,760	$—	$21,857,896

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	June 30,	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$915,922	$99,921
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	118,073	148,199
Gain on sales of SBA loans	(369,872)	(117,534)
Provision for loan losses	1,033,985	799,253
Provision for losses on unfunded commitments	6,000	3,000
Deferred income taxes	268,954	(215,246)
Change in assets and liabilities:
Increase in accrued interest receivable	(123,698)	(91,281)
(Increase) decrease in other assets	(126,540)	228,275
(Decrease) increase in accrued interest payable	(19,186)	18,025
Increase in other liabilities	38,959	193,420
Other amortization and accretion, net	—	7,369

Net cash provided by operating activities	1,742,597	1,073,401

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of SBA loans	5,575,576	1,983,727
Increase in loans, net	(6,799,405)	(18,503,377)
Increase in other real estate owned	—	(653,000)
Purchase of premises and equipment	(28,322)	(8,257)

Net cash used by investing activities	(1,252,151)	(17,180,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in non-interest bearing deposits, net	2,356,922	(2,905,247)
Net increase in other deposits	7,050,627	28,124,547

Net cash provided by financing activities	9,407,549	25,219,300

Net increase in cash and cash equivalents	9,897,995	9,111,794
Cash and cash equivalents at beginning of period	10,488,307	8,964,357

Cash and cash equivalents at end of period	$20,386,302	$18,076,151

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,766,218	$2,324,752

Income taxes paid	$620,000	$290,000

Transfer of loans to real estate owned	$—	$653,000

Total decrease in unrealized gains on available for sale securities	$—	$(35,554)

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
The financial data at December 31, 2009 are derived from audited consolidated financial statements that are included in the Company’s Annual Report for the year ended December 31, 2009. The financial data at June 30, 2010 and 2009 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.
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
Cash and cash equivalents in the statement of cash flows include cash on hand, non-interest bearing amounts due from correspondent banks, interest and non-interest bearing deposits due from the Federal Reserve, certificate of deposits with maturities of less than one year and Federal funds sold.
Certain prior period amounts have been reclassified to conform to the current period’s method of presentation.
Note 2. Fair value
ASC Section 820 — Fair Value Measurements and Disclosure defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Topic 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. These inputs are summarized in three broad levels as follows:

Level 1:
Quoted prices in active exchange markets for identical assets or liabilities; also includes certain U.S. Treasury and other U.S. government and agency securities actively traded in over-the-counter markets.

Level 2:
Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data; also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data.  This category generally includes certain U.S. government and agency securities, corporate debt securities, derivative instruments, and residential mortgage loans held for sale.

Level 3:
Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for single dealer nonbinding quotes not corroborated by observable market data. This category generally includes certain private equity investments, retained interests from securitizations, and certain collateralized debt obligations.

The Company’s bond holdings in the investment securities portfolio, if any, are the only asset or liability subject to fair value measurement on a recurring basis. No assets are valued under Level 1 inputs at June 30, 2010 or December 31, 2009. The Company has assets measured by fair value measurements on a non-recurring basis during 2010. At June 30, 2010, these assets include $1,020,091 of impaired loans and other real estate owned of $2,461,957 which are valued under Level 2 inputs. The remaining $1,712,608 ($1,424,515 after specific reserves) of impaired loans are valued under Level 3 inputs.
The changes in the assets subject to fair value measurements are summarized below by Level:

In thousands	Level 1	Level 2	Level 3
December 31, 2009:
Loans	$—	$1,458	$1,276
Other real estate owned	—	2,462	—

Total December 31, 2009	—	3,920	1,276

Activity:
Loans:
New loans measured at fair value	—	—	$1,650
Payments and other loan reductions	—	—	(208)
Loans charged-off	—	(438)	(1,005)

Net change in loans	—	(438)	$437

June 30, 2010:
Loans	—	1,020	1,713
Other real estate owned	—	2,462	—

Total June 30, 2010	$—	$3,482	$1,713

The estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
In thousands	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,172	$2,172	$2,106	$2,106
Interest bearing deposits	18,214	18,214	8,228	8,228
Federal funds sold	—	—	154	154
Investments in restricted stock	527	527	527	527
Loans, net	183,662	193,834	183,102	192,687
Accrued interest receivable	804	804	681	681

Financial liabilities:
Non-interest bearing deposits	$23,381	$23,381	$21,024	$21,024
Interest bearing deposits	164,672	166,733	157,621	160,450
Accrued interest payable	165	165	184	184

Off-balance sheet commitments	—	—	—	—
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
The fair value of non-interest bearing deposits, interest-bearing checking, savings, and money market deposit accounts, securities sold under agreements to repurchase, and accrued interest payable are equal to the carrying amounts. The fair value of fixed maturity time deposits is estimated using discounted cash flow analysis.
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

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Weighted average shares outstanding	1,820,548	1,820,548	1,820,548	1,820,548
Common stock equivalents	—	—	—	—

Average common shares and equivalents	1,824,467	1,824,467	1,822,660	1,822,660

Net income	$915,922	$99,921	$387,721	$176,504
Basic earnings per share	$0.50	$0.05	$0.21	$0.10
Diluted earnings per share	$0.50	$0.05	$0.21	$0.10
All of the 126,372 outstanding warrants and options were excluded from the calculation of diluted income per share in 2010 and 2009 because they are anti-dilutive.
Note 4. Related Party Transactions
The Company paid $12,595 during the first six months of 2010 for legal services to a firm of which a Director of the Company is a principal. The Company also paid $25,907 during the six months ended June 30, 2010 for computer related services to firm of which a Director is a principal. The above transactions have been consummated on terms equivalent to those that prevail in arms length transactions.
Executive officers, directors and their affiliated interests enter into loan transactions with the Company in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectability or present other unfavorable terms. At June 30, 2010 the amounts of such loans outstanding were $2.7 million.
Deposit balances of executive officers, directors and their affiliated interests totaled $14 million at June 30, 2010.
Note 5. Commitments and contingencies
The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments typically include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Outstanding commitments as of June 30, 2010 are as follows:

Loan commitments	$8.2 million
Unused lines of credit	$24.4 million
Letters of Credit	$0.9 million

Note 6. Recent Relevant Accounting Pronouncements
In January 2010, the FASB issued ASU No. 2010-06- Fair Value Measurements and Disclosures amending Topic 820. The ASU provides for additional disclosures of transfers between assets and liabilities valued under Level 1 and 2 inputs as well as additional disclosures regarding those assets and liabilities valued under Level 3 inputs. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for those provisions addressing Level 3 fair value measurements which provisions are effective for fiscal years, and interim periods therein, beginning after December 15, 2010. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements
Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company’s past results are not necessarily indicative of future performance. Please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and other periodic reports filed with the Securities and Exchange Commission, for a discussion of various factors which may affect our performance.
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

The Company assets increased modestly at June 30, 2010 from December 31, 2009 primarily with the increase in cash and cash equivalents as the Company increased its liquidity position. Earnings improved as the result of this asset growth and the reduction of the cost of deposits due to re-pricing of the deposits to lower current market interest rates. The provision for loan losses continues to remain relatively high in recognition of the effect of uncertain economic conditions on the Company’s borrowers and collateral values. Key measurements and events for the period include the following:
•
The Company’s net income was $916 thousand during the six months ended June 30, 2010 as compared to net income of $100 thousand for the six month period ended June 30, 2009 largely resulting from increased net interest income during 2010.

•	Net interest income, the Company’s main source of income, increased by 37.5% from $3.3 million during the six month period ended June 30, 2009 to $4.6 million for the six months ended June 30, 2010.
•	Total assets increased by 5.2% from $200 million at December 31, 2009 to $211 million at June 30, 2010.
•	Net loans outstanding increased by 0.3% from $183 million at December 31, 2009 to $184 million as of June 30, 2010.
•	Deposits increased by 5.3% from $179 million at December 31, 2009 to $188 million at June 30, 2010.
•	Non-interest income increased by 89.5% from $325 thousand for the six month period ended June 30, 2009 to $617 thousand for the six month period ended June 30, 2010.
•	Non-interest expenses decreased by 1.8% from $2.69 million for the six months ended June 30, 2009 to $2.64 million for the six month period ended June 30, 2010.
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
The most significant accounting policies followed by CommerceFirst Bancorp, Inc. are presented in Note 1 to the Company’s audited consolidated financial statements incorporated by reference in its Annual Report on Form 10-K for the year ended December 31, 2009. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses as the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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
RESULTS OF OPERATIONS
General. The Company reported net income of $916 thousand for the six months ended June 30, 2010 as compared to net income of $100 thousand for the six month period ended June 30, 2009. Earnings increased during 2010 as the result of the increase in earning assets, reduction of interest expense and the increase in gains on loan sales. The provision for loan losses was $1.03 million during 2010 as compared to $799 thousand in 2009, an increase of $235 thousand, or 29.4%. The Company continues to experience the detrimental effects of the weakened economy on its loan customers through the provision for loan losses and loan charge-offs. The amount of impaired loans was generally the same at June 30, 2010 and at December 31, 2009. Net interest income increased in 2010 as compared to 2009 by $1.25 million, or 37.5%. This increase resulted primarily from increases in earning assets and reduced cost of deposits. During the first half of 2010 and the last quarter of 2009, a significant amount of high interest rate, longer term certificates of deposit matured and were either re-priced at lower rates or replaced with lower rate accounts. This resulted in increases in net interest income, net interest margin and net interest spread.
Return on Average Assets and Average Equity. The following table shows the return on average assets and average equity for the period shown.

	Six Months Ended		Year ended
	June 30,		December 31,
	2010	2009	2009

Return on Average Equity	8.55%	0.99%	4.54%

Return on Average Earning Assets	0.91%	0.12%	0.51%

Ratio of Average Equity to Average Assets	10.36%	11.64%	11.03%
Six months ended June 30, 2010
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
Total interest income increased by $655 thousand or 11.5% to $6.3 million for the six month period ended June 30, 2010. This increase in interest income was attributable to the $30.9 million increase in average earning assets during the first half of 2010 as compared to the same period in 2009. Interest income was adversely affected by the decline in the yield of the average earning assets from 6.7% in 2009 to 6.3% in 2010.
Interest expense decreased by $596 thousand or 25.4% to $1.7 million for the six months ended June 30, 2010 as compared to $2.3 million during the same six months of 2009. This decrease was primarily attributable to the decrease in the cost of funds from 3.6% during the first half of 2009 to 2.1% during the first half of 2010. The decline in the cost of funds was partially offset by the $32.7 million increase in average interest bearing liabilities during 2010 as compared to 2009.

The net interest income for the six month period ended June 30, 2010 was $4.6 million as compared to $3.3 million for the same period in 2009. Net interest income increased primarily because of the increase in average earning assets and the reduced cost of funds during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.
The following table shows the average balances and average rates earned or paid on of the various categories of the Company’s assets and liabilities for the six month period ended June 30 of each year. Nonperforming loans are included in average balances in the following table:
SIX MONTHS

	2010			2009			2008
	Average		Yields/	Average		Yields/	Average		Yields/
In thousands	Balance	Interest	Rates	Balance	Interest	Rates	Balance	Interest	Rates

Assets
Securities (1)	$527	$14	5.36%	$3,523	$79	4.52%	$9,445	$208	4.42%
Loans, net of unearned income	184,116	6,292	6.89%	160,151	5,586	7.03%	133,223	5,051	7.60%
Interest-bearing deposits in other banks	17,748	24	0.27%	6,163	8	0.26%	—	—	—
Federal funds sold	64	—	0.19%	1,726	2	0.23%	7,976	103	2.59%

Total interest-earning assets	202,455	6,330	6.31%	171,563	5,675	6.67%	150,644	5,362	7.14%

Less allowance for loan losses	(2,391)			(2,126)			(1,719)
Non interest earning assets	8,565			5,571			5,670

Total assets	$208,629			$175,008			$154,595

Liabilities & Stockholders’ Equity
Interest-bearing deposits
Interest bearing demand deposits	$724	$—	0.05%	$2,190	$1	0.09%	$1,814	$2	0.22%
Money market deposit accounts	8,022	20	0.50%	13,539	36	0.54%	19,728	215	2.19%
Savings accounts	13,496	101	1.51%	560	4	1.44%	63	—	—
Certificates of deposit	142,589	1,626	2.30%	115,811	2,302	4.01%	90,014	2,302	5.13%
Securities sold under agreement to repurchase	—	—	—	—	—	—	3,040	23	1.52%

Total interest-bearing liabilities	164,831	1,747	2.14%	132,100	2,343	3.58%	114,659	2,542	4.45%

Demand deposits and other liabilities	22,192			22,542			19,642

Total liabilities	187,023			154,642			134,301

Stockholders’ equity	21,606			20,366			20,294

Total liabilities and stockholders’ equity	$208,629			$175,008			$154,595

Interest rate spread			4.17%			3.09%			2.69%

Net interest income and margin		$4,583	4.56%		$3,332	3.92%		$2,820	3.75%

(1)	Yields on securities are calculated based on amortized cost.
Net interest margin was 4.56% in the first half of 2010, as compared to 3.92% in the comparable period in 2009. Interest spread was 4.17% in the first half of 2010, as compared to the 3.09% in the first half of 2009 reflecting the greater reduction in the cost of interest bearing funds as compared to the reduction of the earnings rates of interest earning assets. The growth in average loans receivable as well as the re-pricing of interest bearing deposits at lower interest rates combined to improve the net interest spread and net interest margin.

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

	June 30, 2010 vs. 2009			June 30, 2009 vs. 2008
	Increase (Decrease)			Increase (Decrease)
In thousand	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets:
Federal funds sold	$(2)	$—	$(2)	$(80)	$(20)	$(100)
Interest bearing deposits	14	2	16	8	—	8
Investment portfolio	(67)	2	(65)	(131)	1	(130)
Loans receivable	836	(130)	706	1,021	(486)	535

Net Change in Interest Income	781	(126)	655	818	(505)	313

Interest Bearing Liabilities:
Interest bearing deposits	511	(1,107)	(596)	534	(710)	(176)
Securities sold under agreements to repurchase	—	—	—	(23)	—	(23)

Net Change in Interest Expense	511	(1,107)	(596)	511	(710)	(199)

Change in Net Interest Income	$270	$981	$1,251	$307	$205	$512

Provision for Loan Losses. The provision for loan losses represents the amount charged against earnings to increase the allowance for loan losses to the level deemed appropriate by management. The provision for loan losses and the allowance for loan losses are based on management’s ongoing assessment of the Company’s credit exposure and consideration of certain other relevant factors. The provision for loan losses was $1.03 million during the six months ended June 30, 2010 as compared to $799 thousand for the six months ended June 30, 2009. The Company is increasing its provision for loan losses to address identified loan concerns and in recognition of the detrimental effect of the weakened economy. The allowance is comprised of specific and general allowance amounts.
Non-Interest Income. Non-interest income principally consists of gains from the sale of the guaranteed portion of Small Business Administration loans and from deposit account services charges. For the six months ended June 30, 2010, gains on sales of the guaranteed portion of SBA loans was $370 thousand whereas gains on sales of SBA loans amounted to $118 thousand during the first half of 2009. Generally, the Company desires to sell the guaranteed portion of most additional SBA loans resulting in a continuing stream of income that may vary significantly from quarter to quarter, depending in part upon the volume of loans actually sold. Deposit account service charges amounted to $247 thousand during the six months ended June 30, 2010 as compared to $208 thousand for the same period in 2009, reflecting higher service charges assessed on deposit account activities.
Non-Interest Expense. Total non-interest expenses decreased by $50 thousand during the six-month period ended June 30, 2010 as compared to the same period in 2009, a 1.8% decrease. The 2009 expenses included $86 thousand of a FDIC special insurance assessment whereas no special assessment was charged during 2010.
Income Tax Expense. During the six months ended June 30, 2010, the Company recorded an income tax expense of $609 thousand as compared to a $68 thousand expense during the same period in 2009. The income tax expense was 40.0% of income before taxes in 2010 and 40.7% of income before taxes in 2009.

Three months ended June 30, 2010
Net Interest Income and Net Interest Margin. Total interest income increased by $269 thousand or 9.2% to $3.2 million for the three-month period ended June 30, 2010. This increase in interest income was attributable to the increase in average earning assets during 2010 as compared to 2009. The interest income was adversely affected by the decline in the yield of the average earning assets.
Interest expense decreased by $318 thousand or 27.0% to $861 thousand for the three months ended June 30, 2010 as compared to the same period of 2009. This decrease was primarily attributable to the decrease in the cost of funds. The decline in the cost of funds was partially offset by the increase in average interest bearing liabilities during 2010 as compared to 2009.
The following table shows the average balances and average rates earned or paid on of the various categories of the Company’s assets and liabilities for the three month period ended June 30 of each year. Nonperforming loans are included in average balances in the following table:
THREE MONTHS

	2010			2009			2008
	Average		Yields/	Average		Yields/	Average		Yields/
In thousands	Balance	Interest	Rates	Balance	Interest	Rates	Balance	Interest	Rates

Assets
Securities (1)	$527	$7	5.33%	$3,508	$39	4.46%	$8,719	$102	4.64%
Loans, net of unearned income	184,079	3,168	6.90%	163,937	2,876	7.04%	137,254	2,495	7.21%
Interest-bearing deposits in other banks	20,520	15	0.29%	8,807	6	0.27%	—	—	—
Federal funds sold	—	—	—	191	0	0.00%	5,960	29	1.93%

Total interest-earning assets	205,126	3,190	6.24%	176,443	2,921	6.64%	151,933	2,626	6.86%

Less allowance for loan losses	(2,355)			(2,120)			(1,713)
Non interest earning assets	8,456			5,645			5,780

Total assets	$211,227			$179,968			$156,000

Liabilities & Stockholders’ Equity
Interest-bearing deposits
Interest bearing demand deposits	$737	$—	0.05%	$2,535	$1	0.16%	$1,541	$—	0.00%
Money market deposit accounts	7,591	11	0.58%	12,201	10	0.33%	19,508	81	1.65%
Savings accounts	14,941	57	1.53%	941	4	1.70%	41	—	—
Certificates of deposit	142,449	793	2.23%	121,651	1,164	3.84%	91,593	1,144	4.96%
Securities sold under agreement to repurchase	—	—	—	—	—	—	3,057	8	1.04%

Total interest-bearing liabilities	165,718	861	2.08%	137,328	1,179	3.44%	115,740	1,233	4.23%

Demand deposits and other liabilities	23,646			21,990			19,914

Total liabilities	189,364			159,318			135,654

Stockholders’ equity	21,863			20,650			20,343

Total liabilities and stockholders’ equity	$211,227			$179,968			$155,997

Interest rate spread			4.15%			3.20%			2.63%

Net interest income and margin		$2,329	4.55%		$1,742	3.96%		$1,393	3.64%

(1)	Yields on securities are calculated based on amortized cost.

The net interest income for the three month period ended June 30, 2010 was $2.3 million as compared to $1.7 million for the same period in 2009. Net interest income increased primarily because of the increase in average earning assets and the reduced cost of funds during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.
Provision for Loan Losses. The provision for loan losses was $587 thousand during the three months ended June 30, 2010 as compared to $270 thousand for the three months ended June 30, 2009. The Company is increasing its provision for loan losses to address identified loan concerns and in recognition of the detrimental effect of the weakened economy. The allowance is comprised of specific and general allowance amounts.
Non-Interest Income. For the three months ended June 30, 2010, gains on sales of the guaranteed portion of SBA loans were $145 thousand whereas gains on sales of SBA loans amounted to $118 thousand during the same period in 2009. Deposit account service charges amounted to $125 thousand during the three months ended June 30, 2010 as compared to $107 thousand for the same period in 2009 reflecting higher service charges assessed on deposit account activities.
Non-Interest Expense. Total non-interest expense decreased by $37 thousand during the three-month period ended June 30, 2010 as compared to the same period in 2009, a 2.7% decrease. The 2009 expenses included $86 thousand of a FDIC special insurance assessment whereas no special assessment was charged during 2010.
Income Tax Expense. During the three months ended June 30, 2010, the Company recorded an income tax expense of $260 thousand as compared to a $118 thousand expense during the same period in 2009. The income tax expense was 40.2% of income before taxes in 2010 and 40.0% of income before taxes in 2009.
FINANCIAL CONDITION.
General. The Company’s assets at June 30, 2010 were $210.7 million, an increase of $10.3 million or 5.2%, from December 31, 2009. The gross loans totaled $185.7 million at June 30, 2010 and are comprised of real estate loans of $131.3 million, an increase of $14.3 million, or 12.2%, from December 31, 2009 and commercial loans of $54.4 million, a decrease of $14.1 million, or 20.6% from December 31, 2009. The changes noted above reflect the effect of reclassifying approximately $9.5 million of commercial loans to real estate loans during the second quarter of 2010. The reclassification resulted from a review by the Company of the risk profile of the loan portfolio. The majority of the reclassified loans are to entities whose cash flow is directly or indirectly significantly dependent upon the sale, refinance, or management of real estate assets or collections of the entities’ financing of real estate. None of these loans are on non-accrual or classified as substandard at June 30, 2010. At June 30, 2010, deposits totaled $188.1 million, an increase of $9.4 million, or 5.3%, from December 31, 2009. Deposits at June 30, 2010 are comprised primarily of certificates of deposit of $139.8 million, NOW and Money Market accounts of $8.3 million, savings accounts of $16.6 million and noninterest bearing deposits of $23.4 million.
Loan Portfolio. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At June 30, 2010, net loans were $183.7 million, a 0.3% increase from the $183.1 million in loans outstanding at December 31, 2009. Generally, loans are internally generated but the Company does periodically purchase loan participations from other local community banks. Lending activity is generally confined to our immediate market areas. The small increase the loan balances from December 31, 2009 to June 30, 2010 resulted partially from the sale of SBA guaranteed portions of loans in the amount of $5.6 million during the first half of 2010. Without these sales, loan balances would have increased by $6.1 million. The Company is continuing its efforts to attract quality credits with no dilution of credit underwriting standards. The percentage of total loans comprised of commercial real estate loans has increased as the Company has concentrated on this type of lending. The majority of these loans are secured by real property that is occupied by the borrowers’ businesses. The Company has approximately $1.6 million of acquisition and construction loans secured by residential building lots. The Company does not engage in foreign lending activities. Loans secured by residential real estate are loans to investors for commercial purposes. The Bank does not lend funds to consumers. The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

Loans receivable, net is comprised of the following:

	June 30, 2010		June 30, 2009		December 31, 2009
		Percentage		Percentage		Percentage
In thousands	Balance	of Loans	Balance	of Loans	Balance	of Loans
Commercial and Industrial loans	$54,397	29.3%	$67,717	40.0%	$68,476	36.9%
Real estate loans secured by:
Residential real estate	26,649	14.3%	21,461	12.7%	22,140	11.9%
Commercial real estate	104,728	56.4%	79,907	47.3%	94,947	51.2%

Total real estate loans	131,377	70.7%	101,368	60.0%	117,087	63.1%

	185,774	100.0%	169,085	100.0%	185,563	100.0%

Unearned loan fees, net	(112)		(66)		(81)
Allowance for loan losses	(2,000)		(2,080)		(2,380)

	$183,662		$166,939		$183,102

Note:
The loan amounts and percentages for June 30, 2010 above reflect the effect of reclassifying approximately $9.5 million of commercial and industrial loans to real estate loans during the second quarter of 2010. Without the reclassification, the commercial and industrial loans would have comprised approximately 34.4% of the total loans at June 30, 2010.

The following table shows the interest rate sensitivity of the loan portfolio at June 30, 2010. Demand loans, loans without a stated maturity and overdrafts are reported as re-pricing in one year or less. Floating rate loans are reported to reflect the period until re-pricing.

	Loan Re-pricing as of June 30, 2010
	1 year		After
In thousands	or less	1-5 years	5 years	Total
Loans with:
Fixed interest rates	$12,700	$30,982	$1,657	$45,339
Floating and adjustable interest rates	70,756	69,679	—	140,435

Total loans receivable	$83,456	$100,661	$1,657	$185,774

Allowance for loan losses. The adequacy of the allowance for loan losses is evaluated based upon loan categories except for loans rated substandard, doubtful or loss, which are evaluated separately and assigned loss amounts based upon the evaluation. Loss ratios are applied to each category of loan to determine estimated loss amounts. Categories of loans are identified as commercial, SBA and mortgage loans. Loss ratios are determined based upon historical losses incurred adjusted for the effect of current economic conditions, any industry concentration or identified weakness in an industry, credit management and underwriting policy changes and secured versus unsecured nature of the loan category. At June 30, 2010, the range of the loss ratios used to determine estimated losses by loan category were: commercial loans — 0.9%; SBA loans (unguaranteed portion) — 6.5% and real estate loans- 0.2% to 1.9%. These loss ratios are about 0.3% higher than the ratios applied at December 31, 2009 except as to the 6.5% loss ratio for SBA loans which remained unchanged since December 31, 2009. The loss ratios have increased because of the amount of loan charge-offs reflecting the effect of the continuing trend of weaknesses in economic conditions. Additional losses are estimated resulting from additional identified risks factors, such as loans with underwriting exceptions, the level and direction of payment delinquencies and the level of large loans. These additional loss estimates are not allocated to the separate loan categories.

The Company monitors its loan portfolio for indications of weaknesses through the review of borrowers’ financial condition, cash flows, loan payment delinquencies, economic factors occurring in borrowers’ business sectors and other information which may come to the Company through its contacts in the market place. The determination of the effect of the weaknesses noted on the repayment of the loans is an ongoing process as to each borrower. The Company may set aside specific loss reserves during this process in amounts determined on subjective bases until such time as the collectability of the loan from the borrowers’ primary repayment source(s) is in doubt. During this time, secondary and tertiary repayment sources, including liquidation of collateral, are evaluated which may result in additional specific loss reserves being established. Independent or internal appraisals and evaluations are performed to determine potential recovery amounts, or range of amounts, from the loan collateral and other payment sources. Collateral values are subject to change depending on market factors, collateral condition and method and timing of liquidation efforts. Loans, or portions of loans, for which the Company does not expect to obtain repayment are charged-off. In most cases, the Company has established specific reserves for the amount of the loans’ losses prior to the point of charge-off.
The adequacy of the allowance for loan losses is also reviewed at least quarterly using risk ratings applied to the loans based upon rating criteria consistent with regulatory definitions. The risk rating is adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and, in the case of commercial loans and commercial real estate loans, the normal periodic review of the underlying credit indicates that a change in risk rating is appropriate. An estimated “low” and “high” loss percentage is applied to loans in each risk rating. These loss percentages increase as the loan risk rating increases. Loans rated as substandard, doubtful or loss are evaluated separately and assigned loss amounts based upon the separate evaluation. Risks factors identified beyond individual loan risks, such as economic conditions, underwriting exceptions and loan concentrations are quantified based upon management’s estimations of loss exposure. Loss percentages used are generally based upon management’s best estimates considering losses incurred. Estimated “low” and “high” allowance for loan loss amounts are derived by accumulating the estimated losses using the “low” and “high” loss percentages for each risk rating and adding losses based upon separate loan evaluations and identified other risks. The actual allowance for loan losses is compared to this range to ascertain that it is reasonably situated within the range. In addition, on at least a quarterly basis, the recorded allowance for loan losses (as a percent of loans) is compared to peer group levels to ascertain the reasonableness of the estimate. At June 30, 2010, the actual allowance for loan losses of 1.08% was higher than the “low” and “high” allowance amounts of 0.79% and 1.03%, respectively.
The allowance for loan losses represents 1.08% and 1.28% of loans receivable at June 30, 2010 and December 31, 2009, respectively. The reduction in the allowance for loan losses as a percent of loans declined at June 30, 2010 as compared to December 31, 2009 primarily as the result of the amount of loan losses recognized during 2010. There was no change in the method of determining the allowance for loan losses at June 30, 2010 as compared to December 31, 2009. Management believes that the allowance for loan losses is adequate for each period presented.
The activity in the allowance for loan losses is shown in the following table.

	Six Months
	Ended	Year Ended December 31,
In thousands	June 30, 2010	2009	2008	2007	2006
Allowance for loan losses:
Beginning balance	$2,380	$1,860	$1,665	$1,614	$1,615
Charge-offs- Commercial and Industrial loans	(1,337)	(963)	(497)	(72)	(226)
Recoveries- Commercial and Industrial loans	29	5	45	78	—
Charge-offs- Commercial real estate loan	(106)	(138)	—	—	—

Net recoveries (charge-offs)	(1,414)	(1,096)	(452)	6	(226)

Provision for loan losses	1,034	1,616	647	45	225

Ending balance	$2,000	$2,380	$1,860	$1,665	$1,614

Net recoveries (charge-offs) to average loans	(0.77%)	(0.65%)	(0.33%)	0.00%	(0.26)%

Additionally, the Company has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At June 30, 2010 the balance of this reserve was $57 thousand. The reserve, based on evaluations of the collectability of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.
Asset Quality. In its lending activities, the Company seeks to develop sound loans with customers who will grow with the Company. There has not been an effort to rapidly build the portfolio and earnings at the sacrifice of asset quality. At the same time, the extension of credit inevitably carries some risk of non-payment.
Non-accrual loan activity is summarized as follows:

	Six Months
	Ended	Year Ended December 31,
In thousands	June 30, 2010	2009	2008	2007	2006
Balance at the beginning of the period	$2,734	$5,819	$1,125	$628	$592
New loans placed on non-accrual	1,650	2,427	5,046	569	262
Less:
Loan restored to interest earning status	53	1,266	—	—	—
Paid-off: sold in foreclosure	—	576	—	—	—
Other real estate owned additions	—	2,462	—	—	—
Charge offs	1,443	1,101	236	72	226
Other including payments received	155	107	116

Balance at the end of the period	$2,733	$2,734	$5,819	$1,125	$628

Information regarding loans classified as impaired and non-accrual follows:

	June 30,	December 31,
In thousands	2010	2009
Loans classified as impaired and non-accrual with specific reserves	$790	$2,519
Loans classified as impaired and non-accrual with no specific reserves	1,943	215

Total loans classified as impaired	$2,733	$2,734

Allowance for loan losses on impaired and non-accrual loans	$282	$922
Average balance of impaired, non-accrual loans during period	$2,785	$4,559
The loans classified as impaired and non-accrual with specific reserves at June 30, 2010 are comprised of eight loans, seven of which are commercial and industrial loans totaling $510 thousand and one real estate loan in the amount of $280 thousand. Specific reserves on the seven commercial and industrial loans are $268 thousand and $14 thousand on the real estate loan. These loans are in various stages of collection.
The loans classified as impaired and non-accrual without specific reserves at June 30, 2010 include: two loans outstanding to a borrower and entity controlled by the same borrower totaling $1.0 million, after partial loan charge off of $437 thousand, secured by residential real estate and corporate assets; two real estate loans to one borrower totaling $778 thousand, after partial loan charge off of $106 thousand, secured by a non owner occupied house; and, five loans totaling $165 thousand after partial loan charge offs of $425 thousand. No additional specific reserves are applied to these loans since the estimated losses on them have been recognized as loan losses and charged to the allowance for loan losses. All of these loans are in various stages of collections including foreclosure actions on loans’ collateral.

At June 30, 2010, there were $11.5 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due or nonaccrual categories, but for which known information about possible credit problems causes the Company to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loans. The Company closely monitors these borrowers’ financial status and works with the borrowers to aid in loan repayments.
Real estate acquired through or in the process of foreclosure is recorded at fair value less estimated disposal costs. The Company periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using current estimates of fair value when it has reason to believe that real estate values have declined for the particular type and location of the real estate owned. In the event of a subsequent decline, an allowance would be provided to reduce real estate acquired through foreclosure to fair value less estimated disposal cost. The Company acquired through foreclosure a commercial building with a fair value of approximately $653 thousand in March 2009. The Company acquired another commercial building by foreclosure in November 2009 with a fair value of approximately $1.8 million. The Company is leasing these properties to others under short term leases as it offers them for sale.
Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. During 2010, there were no amounts included in gross interest income attributable to loans in non-accrual status.
The following table shows amounts of non-performing assets on the dates indicated:

	June 30,	December 31:
In thousands	2010	2009	2008	2007	2006
Nonaccrual loans:
Commercial and Industrial	$1,675	$2,734	$2,218	$1,125	$628
Real estate	1,058	—	3,601	—	—
Accrual loans —past due 90 days and over	—	—	—	—	—

Total non-performing loans	2,733	2,734	5,819	1,125	628

Other real estate owned	2,462	2,462	—	—	—

Total non-performing assets	$5,195	$5,196	$5,819	$1,125	$628

Allowance for loan losses to total non-performing loans	73.2%	87.1%	32.0%	148.0%	257.0%
Non-performing loans to total loans	1.47%	1.47%	3.80%	0.89%	0.65%
Non-performing assets to total assets	2.47%	2.59%	3.49%	0.76%	0.44%
Investment Portfolio. At June 30, 2010 and December 31, 2009, the Company had no investments in securities other than investments in Federal Reserve Bank stock as required by regulation and stock in two banker’s banks. At June 30, 2009, the Company had approximately $3 million of investment securities, consisting of a U.S. Treasury obligation which matured prior to December 31, 2009. The Company is maintaining its liquid assets in its account at the Federal Reserve and fully FDIC insured certificates of deposits in other financial institutions for safety and liquidity purposes. The Company will make additional investments when interest rates have increased and the Company has sufficient excess liquidity. The following table provides information regarding the composition of the Company’s investment securities portfolio at the dates indicated.

	Investment in Stocks
	June 30, 2010		December 31, 2009
In thousands	Amount	Percent	Amount	Percent
Investments in stocks, at cost;
Federal Reserve Stock	$465	88.24%	$465	88.24%
Corporate equities	62	11.76%	62	11.76%

Total stocks	$527	100.00%	$527	100.00%

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
The Company’s deposits consist of demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposit. These accounts provide the Company with a relatively stable source of funds. The Company generally target larger deposit relationships by offering competitive interest rates on certificates of deposit of $75 thousand or more in our local markets. Deposits from the local market areas are supplemented with out-of-area deposits comprised of funds obtained through the use of deposit listing services (national market certificates of deposit), deposits obtained through the use of brokers and through the Certificates of Deposit Account Registry Service (CDARS) program. As a result, a substantial portion of our deposits, 32.9% at June 30, 2010 and 37.8% at December 31, 2009 and 44.5% at June 30, 2009, are comprised of certificate of deposit accounts of $100 thousand or more, while total certificates of deposit represent 74.4% of deposits at June 30, 2010 and 77.9% of deposits at December 31, 2009 and 76.4% at June 30, 2009.
The Company’s reliance on certificates of deposit, including the use of larger denomination certificates of deposit and brokered deposits, facilitates funding the growth in the loan portfolio. The Company has relied on certificates of deposit as a primary funding source and has used larger certificates of deposits as a funding source since its inception. While sometimes requiring higher interest rates, such funds carry lower acquisition costs (marketing, overhead costs) and can be obtained when required at the maturity dates desired. Substantially all of the deposit accounts over $100 thousand are fully insured by the FDIC through differing ownership and trustee arrangements and the temporary increase in insured deposit limit to $250 thousand (which became permanent upon enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act on July 21, 2010 (the “Dodd-Frank Act”) . All of the brokered deposits and national market deposits are fully insured by the FDIC. This insurance and the strong capital position of the Company reduce the likelihood of large deposit withdrawals for reasons other than interest rate competition. Interest rates on these deposits can be, but are not always, higher than other deposits products. There is, however, a risk that some deposits would be lost if rates were to increase and the Company elected not to remain competitive with its own deposit rates. Under those conditions, the Company believes that it is positioned to use other sources of funds, such as borrowing on its unsecured credit facilities with other banks or the sale of loans.
At June 30, 2010, deposits totaled $188.1 million as compared to $178.6 million at December 31, 2009. Most of the $9.4 million increase is attributable to the increases in saving account deposits and noninterest bearing deposits. Upon enactment of the Dodd-Frank Act, the prohibition of banks paying interest on business demand accounts will be eliminated. If the Company starts to pay interest on these accounts, its net interest margin would decline. There were $41.1 million and $44.8 million of brokered certificates of deposit at June 30, 2010 and December 31, 2009, respectively. Included in these brokered deposits at June 30, 2010 are $13.2 million of certificates of deposits received in exchange for the placement of the Company’s customers’ deposit funds with other financial institutions under the CDARS program. Included in deposits are deposits of officers and directors (and their affiliated entities) of $14 million at June 30, 2010.

As a result of the enactment of the Dodd-Frank Act, banks are no longer prohibited from paying interest on demand deposit accounts, including those from businesses, effective in July 2011. It is not clear what affect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability.
Deposits are summarized below as of dates indicated:

	June 30,	%	December 31:
In thousands	2010	Change	2009	2008	2007
Non-interest bearing deposits	$23,381	11.2%	$21,024	$23,599	$19,246
Interest bearing deposits:
NOW accounts	882	185.3%	$309	$1,247	$2,440
Money Market accounts	7,316	(6.7)	7,841	13,049	16,268
Savings accounts	16,641	60.3%	10,379	148	36
Certificates of deposit accounts:
Less than $100,000	78,024	9.0%	71,593	37,539	11,383
$100,000 or more	61,809	(8.4)%	67,499	69,659	74,035

Total interest bearing deposits	164,672	4.5%	157,621	121,642	104,162

Total deposits	$188,053	5.3%	$178,645	$145,241	$123,408

The table below shows the maturities of certificates of deposit:

	June 30, 2010		December 31, 2009
	CDs of $100,000		CDs of $100,000
In thousands	or more	All CDs	or more	All CDs
Twelve months or less	$51,432	$96,693	$53,786	$94,725
Over twelve months through three years	7,142	34,764	11,139	37,587
Over three years	3,235	8,376	2,574	6,780

Total	$61,809	$139,833	$67,499	$139,092

The table below shows the source of the Company’s certificate of deposits as well as the amount equal to or greater than $100,000 at June 30, 2010:

	CDs with	CDs with
	balances of	balances of
	less than	$100,000
In thousands	$100,000	or greater	Total
Source
Local markets	$15,937	$42,719	$58,656
National market	39,639	448	40,087
CDARS program:
Customers’ funds	—	13,215	13,215
Proprietary funding	6,462	2,722	9,184
Other brokered funds	15,986	2,705	18,691

Total	$78,024	$61,809	$139,833

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
The Company’s short term liquid assets of cash and cash equivalents were $20.4 million, or 9.7% of assets, and $10.5 million, or 5.2%, of assets at June 30, 2010 and December 31, 2009, respectively. Continued growth in deposits will be required to fund loan growth. Accordingly, the Company intends to maintain a competitive posture in its deposit interest rate offerings. While adequate liquidity is imperative, excess liquidity has the effect of a lower interest margin, as funds not invested in loans are placed in short-term investments that earn significantly lower yields.
The Company has available unsecured credit facilities for short-term liquidity needs from financial institutions of $8,500,000 at June 30, 2010 and December 31, 2009. There were no borrowings outstanding under these credit arrangements at June 30, 2010 and December 31, 2009.
The Company believes its levels of liquidity are adequate to conduct the business of the Company and Bank.
OFF-BALANCE SHEET ARRANGEMENTS
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments for which collateral is deemed necessary. The Company has not been required to perform on any financial guarantees and has not recorded or incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of the Company. Outstanding letters of credit at June 30, 2010 totaled $889 thousand and $774 thousand at December 31, 2009.
Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. These commitments include commitments to lend funds as well as un-advanced loan funds. These commitments at June 30, 2010 totaled $32.6 million and $46.0 million at December 31, 2009. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
With the exception of these off-balance sheet arrangements, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

CAPITAL ADEQUACY
The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At June 30, 2010, the Company and the Bank were in full compliance with these guidelines, as follows:

			Minimum Ratios
	June 30,	December 31,	To be “Adequately	To be “Well
	2010	2009	Capitalized”	Capitalized”
Total capital:
Company	12.6%	12.3%	8.0%	N/A
Bank	11.8%	11.5%	8.0%	10.0%
Tier I:
Company	11.5%	11.0%	4.0%	—
Bank	10.7%	10.2%	4.0%	6.0%
Leverage Total:
Company	10.4%	10.4%	4.0%	—
Bank	9.7%	9.7%	4.0%	5.0%
The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses. The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements, discussed below. To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments, such as preferred stock (which the Company is not currently authorized to issue), or subordinated debt. There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

ITEM 4T— CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
In the ordinary course of its business, the Company may become involved in routine legal proceedings. At June 30, 2010, there are no such proceedings.
Item 1A — Risk Factors
Not applicable
Item 2 — Unregistered Sale of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities. None
(b) Use of Proceeds.Not applicable.
(c) Issuer Purchases of Securities. None
Item 3. — Defaults Upon Senior Securities. None
Item 4 — [Removed and Reserved]
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

COMMERCEFIRST BANCORP, INC.
Date: August 4, 2010	By:	/s/ Richard J. Morgan
Richard J. Morgan, President and Chief Executive Officer

Date: August 4, 2010	By:	/s/ Michael T. Storm
Michael T. Storm, Executive Vice President and Chief Financial Officer