Form 10-Q
period 2010-09-30
COMMERCEFIRST BANCORP INC
filed 2010-11-05
CIK 1098813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2010

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Securities Exchange Act).   Yes ☐ No ☑
As of November 5, 2010 the number of outstanding shares of registrant’s common stock, par value $0.01 per share was: 1,820,548

CommerceFirst Bancorp, Inc.
FORM 10-Q

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition
September 30, 2010 and December 31, 2009
(dollars in thousands except per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$2,757	$2,106
Interest bearing deposits	14,445	8,228
Federal funds sold	—	154

Cash and cash equivalents	17,202	10,488
Investments in restricted stocks, at cost	527	527

Loans receivable	184,631	185,482
Allowance for loan losses	(2,533)	(2,380)

Net loans receivable	182,098	183,102

Premises and equipment, net	596	739
Accrued interest receivable	770	681
Deferred income taxes	890	919
Other real estate owned	2,387	2,462
Other assets	1,517	1,453

Total Assets	$205,987	$200,371

LIABILITIES

Non-interest bearing deposits	$25,332	$21,024
Interest bearing deposits	157,634	157,621

Total deposits	182,966	178,645

Accrued interest payable	159	184
Other liabilities	648	600

Total Liabilities	183,773	179,429

STOCKHOLDERS’ EQUITY
Common stock — $.01 par value; authorized 4,000,000 shares. Issued and outstanding: 1,820,548 shares at September 30, 2010 and at December 31, 2009	18	18
Additional paid-in capital	17,853	17,853
Retained earnings	4,343	3,071

Total Stockholders’ Equity	22,214	20,942

Total Liabilities and Stockholders’ Equity	$205,987	$200,371

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
For the Nine and Three Months ended September 30, 2010 and 2009 (Unaudited)
(dollars in thousands except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$9,471	$8,606	$3,179	$3,019
U.S. Treasury securities	—	82	—	17
Investment in stocks	21	19	7	6
Interest bearing deposits	41	17	17	9
Federal funds sold	—	2	—	—

Total interest income	9,533	8,726	3,203	3,051

Interest expense:
Deposits	2,500	3,547	753	1,204

Total interest expense	2,500	3,547	753	1,204

Net interest income	7,033	5,179	2,450	1,847

Less provision for loan losses	1,646	1,149	612	350

	5,387	4,030	1,838	1,497

Non-interest income:
Gain on sale of SBA loans	419	164	49	47
Service charges and other income	361	339	115	130

Total non-interest income	780	503	164	177

Non-interest expenses:
Compensation and benefits	2,220	2,185	756	722
Legal and professional	188	196	56	68
Rent and occupancy	424	420	145	139
Marketing and business development	64	46	16	22
FDIC insurance	239	332	83	120
Data processing	109	104	37	37
Support services	149	142	47	48
Communications	95	89	32	33
Depreciation and amortization	175	219	57	71
Other	385	311	179	94

Total non-interest expenses	4,048	4,044	1,408	1,354

Income before income taxes	2,119	489	594	320
Income tax expense	847	197	238	128

Net income	$1,272	$292	$356	$192

Basic earnings per share	$0.70	$0.16	$0.20	$0.11

Diluted earnings per share	$0.70	$0.16	$0.20	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
For the Nine and Three Months ended September 30, 2010 and 2009 (Unaudited)
(dollars in thousands)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$1,272	$292	$356	$192

Change in unrealized gains on securities available for sale, net of taxes	—	(47)	—	(11)

Total comprehensive income	$1,272	$245	$356	$181

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2010 and 2009
(dollars in thousands)
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balance December 31, 2008	$18	$17,853	$2,393	$47	$20,311

Net income- September 30, 2009			292		292

Net change in unrealized gains on securities available-for-sale				(47)	(47)

Balance September 30, 2009	$18	$17,853	$2,685	$—	$20,556

Balance December 31, 2009	$18	$17,853	$3,071	$—	$20,942

Net income- September 30, 2010			1,272		1,272

Balance September 30, 2010	$18	$17,853	4,343	$—	$22,214

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(dollars in thousands)
(Unaudited)

	September 30,	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,272	$292
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	175	219
Gain on sales of SBA loans	(419)	(164)
Provision for loan losses	1,646	1,149
Provision for losses on unfunded commitments	6	5
Valuation allowance on other real estate owned	75	—
Deferred income taxes	29	(219)
Change in assets and liabilities:
Increase in accrued interest receivable	(89)	(21)
(Increase) decrease in other assets	(64)	253
(Decrease) increase in accrued interest payable	(25)	4
Increase (decrease) in other liabilities	42	(21)
Other amortization and accretion, net	—	9

Net cash provided by operating activities	2,648	1,506

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of restricted stock	—	(60)
Proceeds from redemption of investment securities	—	3,000
Proceeds from sale of SBA loans	6,635	2,608
Increase in loans, net	(6,858)	(30,096)
Increase in other real estate owned	—	(653)
Purchase of premises and equipment	(32)	(15)

Net cash used by investing activities	(255)	(25,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in non-interest bearing deposits, net	4,308	(1,972)
Net increase in other deposits	13	30,437

Net cash provided by financing activities	4,321	28,465

Net increase in cash and cash equivalents	6,714	4,755
Cash and cash equivalents at beginning of period	10,488	8,964

Cash and cash equivalents at end of period	$17,202	$13,719

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$2,525	$3,543

Income taxes paid	$1,140	$415

Transfer of loans to real estate owned	$—	$653

Total decrease in unrealized gains on available for sale securities	$—	$(47)

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
The financial data at December 31, 2009 are derived from audited consolidated financial statements that are included in the Company’s Annual Report for the year ended December 31, 2009. The financial data at September 30, 2010 and 2009 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.
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

The Company’s bond holdings in the investment securities portfolio, if any, are the only asset or liability subject to fair value measurement on a recurring basis. No assets are valued under Level 1 inputs at September 30, 2010 or December 31, 2009. The Company has assets measured by fair value measurements on a non-recurring basis during 2010. At September 30, 2010, these assets include $1.0 million of non-accrual loans and other real estate owned of $2.4 million which are valued under Level 2 inputs. The remaining $2.0 million ($1.5 million after specific reserves) of non-accrual loans are valued under Level 3 inputs.
The changes in the assets subject to fair value measurements are summarized below by Level:

In thousands	Level 1	Level 2	Level 3
December 31, 2009:
Loans	$—	$1,458	$1,276
Other real estate owned	—	2,462	—

Total December 31, 2009	—	3,920	1,276

Activity:
Loans:
New loans measured at fair value	—	—	$2,109
Payments and other loan reductions	—	—	(312)
Loans charged-off	—	(438)	(1,097)

Net change in loans	—	(438)	$700

Other real estate owned:
Provision for valuation reduction	—	(75)	—

	—	(75)	—

September 30, 2010:
Loans	—	1,020	1,976
Other real estate owned	—	2,387	—

Total September 30, 2010	$—	$3,407	$1,976

The estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
In thousands	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,757	$2,757	$2,106	$2,106
Interest bearing deposits	14,445	14,445	8,228	8,228
Federal funds sold	—	—	154	154
Investments in restricted stock	527	527	527	527
Loans, net	182,098	193,078	183,102	192,687
Accrued interest receivable	770	770	681	681

Financial liabilities:
Non-interest bearing deposits	$25,332	$25,332	$21,024	$21,024
Interest bearing deposits	157,634	159,918	157,621	160,450
Accrued interest payable	159	159	184	184

Off-balance sheet commitments	—	—	—	—

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
Note 3. Net Income per Common Share
Basic earnings per share of common stock are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by including the average dilutive common equivalents outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants, calculated using the treasury stock method. All of the previously issued and outstanding warrants and options expired during August 2010.

	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Weighted average shares outstanding	1,820,548	1,820,548	1,820,548	1,820,548
Common stock equivalents	—	—	—	—

Average common shares and equivalents	1,820,548	1,820,548	1,820,548	1,820,548

Net income (in thousands)	$1,272	$292	$356	$192
Basic earnings per share	$0.70	$0.16	$0.20	$0.11
Diluted earnings per share	$0.70	$0.16	$0.20	$0.11
All of the 126,372 outstanding warrants and options were excluded from the calculation of diluted income per share in 2009 because they are anti-dilutive.
Note 4. Related Party Transactions
The Company paid $15 thousand during the first nine months of 2010 for legal services to a firm of which a Director of the Company is a principal. The Company also paid $41 thousand during the nine months ended September 30, 2010 for computer related services to firm of which a Director is a principal. The above transactions have been consummated on terms equivalent to those that prevail in arms length transactions.
Executive officers, directors and their affiliated interests enter into loan transactions with the Company in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectability or present other unfavorable terms. At September 30, 2010 the amounts of such loans outstanding were $2.8 million.
Deposit balances of executive officers, directors and their affiliated interests totaled $13 million at September 30, 2010.

Note 5. Commitments and contingencies
The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments typically include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Outstanding commitments as of September 30, 2010 are as follows:

Millions
Loan commitments	$9.1
Unused lines of credit	$36.5
Letters of Credit	$1.3
Note 6. Recent Relevant Accounting Pronouncements
In January 2010, the FASB issued ASU No. 2010-06 — Fair Value Measurements and Disclosures amending Topic 820. The ASU provides for additional disclosures of transfers between assets and liabilities valued under Level 1 and 2 inputs as well as additional disclosures regarding those assets and liabilities valued under Level 3 inputs. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for those provisions addressing Level 3 fair value measurements which provisions are effective for fiscal years, and interim periods therein, beginning after December 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In February 2010, the FASB issued ASU No. 2010-09 amending FASB ASC Topic 855 to exclude SEC reporting entities from the requirement to disclose the date on which subsequent events have been evaluated. It further modifies the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively. The Company has complied with ASU No. 2010-09.
In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The main objective of this ASU is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The ASU requires that entities provide additional information to assist financial statement users in assessing their credit risk exposures and evaluating the adequacy of its allowance for credit losses. For the Company, the disclosures as of the end of a reporting period are required for the annual reporting periods ending on December 31, 2010. Required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning January 1, 2011. The adoption of this ASU will result in additional disclosures in the Company’s financial statements regarding its loan portfolio and related allowance for loan losses but does not change the accounting for loans or the allowance. The Company will comply with this ASU for the annual reporting period ending December 31, 2010 and the interim and annual reporting periods thereafter.
The FASB has issued several exposure drafts which, if adopted, would significantly alter the Company’s (and all other financial institutions’) method of accounting for, and reporting, its financial assets and some liabilities from a historical cost method to a fair value method of accounting as well as the reported amount of net interest income. Also, the FASB has issued an exposure draft regarding a change in the accounting for leases. Under this exposure draft, the total amount of “lease rights” and total amount of future payments required under all leases would be reflected on the balance sheets of all entities as assets and debt. If the changes under discussion in either of these exposure drafts are adopted, the financial statements of the Company could be materially impacted as to the amounts of recorded assets, liabilities, capital, net interest income, interest expense, depreciation expense, rent expense and net income. The Company has not determined the extent of the possible changes at this time. The exposure drafts are in different stages of review, approval and possible adoption.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements
Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws, accounting standards and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company’s past results are not necessarily indicative of future performance. Please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and other periodic reports filed with the Securities and Exchange Commission, for a discussion of various factors which may affect our performance.
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
The Company assets increased modestly at September 30, 2010 from December 31, 2009 primarily with the increase in cash and cash equivalents as the Company increased its liquidity position. Earnings improved as the result of this asset growth and the reduction of the cost of deposits due to re-pricing of the deposits to lower current market interest rates. The provision for loan losses continues to remain relatively high in recognition of the effect of uncertain economic conditions on the Company’s borrowers and collateral values as well as loan charge-offs. Key measurements and events for the period include the following:
•	The Company’s net income was $1.3 million during the nine months ended September 30, 2010 as compared to net income of $292 thousand for the nine month period ended September 30, 2009 largely resulting from increased net interest income during 2010.

•	Net interest income, the Company’s main source of income, increased by 35.8% from $5.2 million during the nine month period ended September 30, 2009 to $7.0 million for the nine months ended September 30, 2010.

•	Total assets increased by 2.8% from $200 million at December 31, 2009 to $206 million at September 30, 2010.

•	Net loans outstanding decreased by 0.5% from $183 million at December 31, 2009 to $182 million as of September 30, 2010.

•	Deposits increased by 2.4% from $179 million at December 31, 2009 to $183 million at September 30, 2010.

•	Non-interest income increased by 55.1% from $503 thousand for the nine month period ended September 30, 2009 to $780 thousand for the nine month period ended September 30, 2010.

•	Non-interest expenses increased by 0.1% from $4.04 million for the nine months ended September 30, 2009 to $4.05 million for the nine month period ended September 30, 2010.

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
CommerceFirst Bancorp, Inc. believes it has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. These procedures include identifying and assessing possible impaired loans. CommerceFirst Bancorp, Inc.’s assessments may be affected in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.
RESULTS OF OPERATIONS
General. The Company reported net income of $1.3 million for the nine months ended September 30, 2010 as compared to net income of $292 thousand for the nine month period ended September 30, 2009. Earnings increased during 2010 as the result of the increase in earning assets, reduction of interest expense and the increase in gains on loan sales. The provision for loan losses was $1.6 million during 2010 as compared to $1.1 million in 2009, an increase of $0.5 million, or 43.3%. The Company continues to experience the detrimental effects of the weakened economy on its loan customers which effects are recognized through the Company’s provision for loan losses and loan charge-offs. The amount of non-accrual loans increased by $263 thousand, or 9.6%, at September 30, 2010 as compared to December 31, 2009. Net interest income increased in 2010 as compared to 2009 by $1.9 million, or 35.8%. This increase resulted primarily from increases in earning assets and reduced cost of deposits. During the first half of 2010 and the last quarter of 2009, a significant amount of high interest rate, longer term certificates of deposit matured and were either re-priced at lower rates or replaced with lower rate accounts. Additional higher rate certificates of deposit were re-priced or replaced at lower interest rates during the third quarter of 2010 resulting in increases in net interest income, net interest margin and net interest spread. However, the amount of such certificates available to be re-priced in future quarters is diminishing. There are approximately $2 million of certificates of deposit with interest rates greater than 3% at September 30, 2010. Most of these accounts mature during the fourth quarter of 2010; therefore, subsequent increases in net income, net interest margin and net interest spread as a result of reduction in the cost of deposits may be more difficult to achieve or be less significant.

Return on Average Assets and Average Equity. The following table shows the return on average assets and average equity for the period shown.

	Nine Months Ended		Year ended
	September 30,		December 31,
	2010	2009	2009

Return on Average Equity	7.80%	1.91%	4.54%

Return on Average Earning Assets	0.84%	0.22%	0.51%

Ratio of Average Equity to Average Assets	10.45%	11.24%	11.03%
Nine months ended September 30, 2010
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
Total interest income increased by $807 thousand or 9.3% to $9.5 million for the nine month period ended September 30, 2010 as compared to the same period in 2009. This increase in interest income was attributable to the $23.8 million increase in average earning assets during the first three quarters of 2010 as compared to the same period in 2009. Interest income was adversely affected by the 23 basis point decline in the yield of the average earning assets from 6.5% in 2009 to 6.3% in 2010.
Interest expense decreased by $1.0 million or 29.5% to $2.5 million for the nine months ended September 30, 2010 as compared to $3.5 million during the same nine months of 2009. This decrease was primarily attributable to the 135 basis point decrease in the cost of funds from 3.4% during the first nine months of 2009 to 2.0% during the first nine months of 2010. The decline in the cost of funds was partially offset by the $23.9 million increase in average interest bearing liabilities during 2010 as compared to 2009.
The net interest income for the nine month period ended September 30, 2010 was $7.0 million as compared to $5.2 million for the same period in 2009. Net interest income increased primarily because of the increase in average earning assets and the reduced cost of funds during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.
The following table shows the average balances and average rates earned or paid on of the various categories of the Company’s assets and liabilities for the nine month period ended September 30 of each year. Nonperforming loans are included in average balances in the following table:

NINE MONTHS

	2010			2009			2008
	Average		Yields/	Average		Yields/	Average		Yields/
In thousands	Balance	Interest	Rates	Balance	Interest	Rates	Balance	Interest	Rates

Assets
Securities (1)	$527	$21	5.33%	$3,018	$101	4.47%	$8,480	$281	4.41%
Loans, net of unearned income	184,680	9,471	6.86%	165,615	8,606	6.95%	135,163	7,588	7.48%
Interest-bearing deposits in other banks	17,330	41	0.32%	8,984	17	0.25%	—	—	—
Federal funds sold	43	—	0.19%	1,211	2	0.22%	9,269	160	2.30%

Total interest-earning assets	202,580	9,533	6.29%	178,828	8,726	6.52%	152,912	8,029	7.00%

Less allowance for loan losses	(2,326)			(2,133)			(1,729)
Non interest earning assets	8,454			5,693			5,780

Total assets	$208,708			$182,388			$156,963

Liabilities & Stockholders’ Equity
Interest-bearing deposits
Interest bearing demand deposits	$714	$—	0.04%	$1,965	$1	0.07%	$1,550	$3	0.26%
Money market deposit accounts	7,911	28	0.47%	12,335	49	0.53%	18,391	286	2.07%
Savings accounts	15,563	164	1.41%	2,183	31	1.90%	55	—	0.00%
Certificates of deposit	139,435	2,308	2.21%	123,267	3,466	3.76%	93,905	3,501	4.97%
Securities sold under agreement to repurchase	—	—	—	—	—	—	2,763	28	1.35%

Total interest-bearing liabilities	163,623	2,500	2.04%	139,750	3,547	3.39%	116,664	3,818	4.36%

Demand deposits and other liabilities	23,275			22,130			19,957

Total liabilities	186,898			161,880			136,621

Stockholders’ equity	21,810			20,508			20,342

Total liabilities and stockholders’ equity	$208,708			$182,388			$156,963

Interest rate spread			4.25%			3.13%			2.64%

Net interest income and margin		$7,033	4.64%		$5,179	3.87%		$4,211	3.67%

(1)	Yields on securities are calculated based on amortized cost.
Net interest margin was 4.64% in the first nine months of 2010, as compared to 3.87% in the comparable period in 2009. Interest spread was 4.25% in the first nine months of 2010, as compared to the 3.13% in the first nine months of 2009 reflecting the greater reduction in the cost of interest bearing funds as compared to the reduction of the earnings rates of interest earning assets. The growth in average loans receivable as well as the re-pricing of interest bearing deposits at lower interest rates combined to improve the net interest spread and net interest margin.
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

	September 30, 2010 vs.			September 30, 2009 vs.
	2009			2008
	Increase (Decrease)			Increase (Decrease)
In thousands	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets:
Federal funds sold	$(2)	$—	$(2)	$(139)	$(19)	$(158)
Interest bearing deposits	16	8	24	17	—	17
Investment portfolio	(84)	4	(80)	(181)	1	(180)
Loans receivable	991	(126)	865	1,710	(692)	1,018

Net Change in Interest Income	921	(114)	807	1,407	(710)	697

Interest Bearing Liabilities:
Interest bearing deposits	528	(1,575)	(1,047)	949	(1,192)	(243)
Securities sold under agreements to repurchase	—	—	—	(28)	—	(28)

Net Change in Interest Expense	528	(1,575)	(1,047)	921	(1,192)	(271)

Change in Net Interest Income	$393	$1,461	$1,854	$486	$482	$968

Provision for Loan Losses. The provision for loan losses represents the amount charged against earnings to increase the allowance for loan losses to the level deemed appropriate by management. The provision for loan losses and the allowance for loan losses are based on management’s ongoing assessment of the Company’s credit exposure and consideration of certain other relevant factors. The provision for loan losses was $1.6 million during the nine months ended September 30, 2010 as compared to $1.1 million for the nine months ended September 30, 2009. The Company has increased its provision for loan losses to address identified loan concerns and in recognition of the detrimental effect of the weakened economy. The allowance is comprised of specific and general allowance amounts.
Non-Interest Income. Non-interest income principally consists of gains from the sale of the guaranteed portion of Small Business Administration loans and from deposit account services charges. For the nine months ended September 30, 2010, gains on sales of the guaranteed portion of SBA loans was $419 thousand whereas gains on sales of SBA loans amounted to $164 thousand during the first nine months of 2009. Generally, the Company desires to sell the guaranteed portion of most additional SBA loans resulting in a continuing stream of income that may vary significantly from quarter to quarter, depending in part upon the volume of loans actually sold. Deposit account service charges and other income amounted to $361 thousand during the nine months ended September 30, 2010 as compared to $339 thousand for the same period in 2009, reflecting an increase in the number of accounts subject to service charges on such deposit accounts. This increase was somewhat offset by declines in net rental income from rental of other real estate owned properties caused by additional expenses to maintain the properties.
Non-Interest Expense. Total non-interest expenses increased by $4 thousand during the nine month period ended September 30, 2010 as compared to the same period in 2009, a 0.1% increase. The 2009 expenses included $86 thousand of a FDIC special insurance assessment whereas no special assessment was charged during 2010. The 2010 expenses reflect $75 thousand of provision for declining value of other real estate owned; no such provision was expensed in 2009.
Income Tax Expense. During the nine months ended September 30, 2010, the Company recorded an income tax expense of $847 thousand as compared to a $197 thousand expense during the same period in 2009. The income tax expense was 40.0% of income before taxes in 2010 and 40.3% of income before taxes in 2009.
Three months ended September 30, 2010
Net Interest Income and Net Interest Margin. Total interest income increased by $152 thousand or 5.0% to $3.2 million for the three-month period ended September 30, 2010. This increase in interest income was attributable to the increase in average earning assets during 2010 as compared to 2009. The interest income was adversely affected by the decline in the yield of the average earning assets.

Interest expense decreased by $451 thousand or 37.5% to $753 thousand for the three months ended September 30, 2010 as compared to the same period of 2009. This decrease was primarily attributable to the decrease in the cost of funds. The decline in the cost of funds was partially offset by the increase in average interest bearing liabilities during 2010 as compared to 2009.
The following table shows the average balances and average rates earned or paid on of the various categories of the Company’s assets and liabilities for the three month period ended September 30 of each year. Nonperforming loans are included in average balances in the following table:
THREE MONTHS

	2010			2009			2008
	Average		Yields/	Average		Yields/	Average		Yields/
In thousands	Balance	Interest	Rates	Balance	Interest	Rates	Balance	Interest	Rates

Assets
Securities (1)	$527	$7	5.27%	$1,540	$23	5.99%	$6,104	$72	4.68%
Loans, net of unearned income	185,858	3,179	6.79%	176,419	3,019	6.87%	139,658	2,537	7.21%
Interest-bearing deposits in other banks	16,466	17	0.41%	14,510	9	0.25%	—	—	—
Federal funds sold	—	—	—	198	0	0.00%	11,833	58	1.94%

Total interest-earning assets	202,851	3,203	6.26%	192,667	3,051	6.35%	157,595	2,667	6.71%

Less allowance for loan losses	(2,197)			(2,096)			(1,747)
Non interest earning assets	8,211			6,317			5,564

Total assets	$208,865			$196,888			$161,412

Liabilities & Stockholders’ Equity
Interest-bearing deposits
Interest bearing demand deposits	$692	$—	0.06%	$1,522	$—	0.00%	$1,026	$1	0.39%
Money market deposit accounts	7,695	8	0.41%	8,930	13	0.58%	15,730	70	1.77%
Savings accounts	19,630	63	1.27%	5,375	27	2.01%	38	—	—
Certificates of deposit	133,226	682	2.03%	137,938	1,164	3.38%	101,650	1,200	4.68%
Securities sold under agreement to repurchase	—	—	—	—	—	—	2,180	5	0.91%

Total interest-bearing liabilities	161,243	753	1.85%	153,765	1,204	3.14%	120,624	1,276	4.20%

Demand deposits and other liabilities	25,407			21,303			20,348

Total liabilities	186,650			175,068			140,972

Stockholders’ equity	22,215			21,820			20,440

Total liabilities and stockholders’ equity	$208,865			$196,888			$161,412

Interest rate spread			4.41%			3.21%			2.51%

Net interest income and margin		$2,450	4.79%		$1,847	3.85%		$1,391	3.50%

(1)	Yields on securities are calculated based on amortized cost.
The net interest income for the three month period ended September 30, 2010 was $2.5 million as compared to $1.8 million for the same period in 2009. Net interest income increased primarily because of the increase in average earning assets and the reduced cost of funds during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Provision for Loan Losses. The provision for loan losses was $612 thousand during the three months ended September 30, 2010 as compared to $350 thousand for the three months ended September 30, 2009. The Company has increased its provision for loan losses to address identified loan concerns and in recognition of the detrimental effect of the weakened economy. The allowance is comprised of specific and general allowance amounts.
Non-Interest Income. For the three months ended September 30, 2010, gains on sales of the guaranteed portion of SBA loans were $49 thousand whereas gains on sales of SBA loans amounted to $47 thousand during the same period in 2009. Deposit account service charges and other income amounted to $115 thousand during the three months ended September 30, 2010 as compared to $130 thousand for the same period in 2009 reflecting the decrease in net rental income from the leases of other real estate owned properties.
Non-Interest Expense. Total non-interest expense increased by $54 thousand during the three-month period ended September 30, 2010 as compared to the same period in 2009, a 4.0% increase. The 2010 expenses reflect $75 thousand of provision for declining value of other real estate owned; no such provision was expensed in 2009.
Income Tax Expense. During the three months ended September 30, 2010, the Company recorded an income tax expense of $238 thousand as compared to a $128 thousand expense during the same period in 2009. The income tax expense was 40.0% of income before taxes in 2010 and 40.0% of income before taxes in 2009.
FINANCIAL CONDITION.
General. The Company’s assets at September 30, 2010 were $206.0 million, an increase of $5.6 million or 2.8%, from December 31, 2009. The gross loans totaled $184.6 million at September 30, 2010 and are comprised of real estate loans of $131.5 million, an increase of $14.4 million, or 12.3%, from December 31, 2009 and commercial loans of $53.2 million, a decrease of $15.3 million, or 22.3% from December 31, 2009. The changes noted above reflect the effect of reclassifying approximately $9.5 million of commercial loans to real estate loans during the second quarter of 2010. The reclassification resulted from a review by the Company of the risk profile of the loan portfolio. The majority of the reclassified loans are to entities whose cash flow is directly or indirectly significantly dependent upon the sale, refinance, or management of real estate assets or collections of the entities’ financing of real estate. None of these loans were on non-accrual or classified as substandard at the time of reclassification. At September 30, 2010, deposits totaled $183.0 million, an increase of $4.3 million, or 2.4%, from December 31, 2009. Deposits at September 30, 2010 are comprised primarily of certificates of deposit of $127.6 million, NOW and Money Market accounts of $8.8 million, savings accounts of $21.2 million and noninterest bearing deposits of $25.3 million.
Loan Portfolio. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At September 30, 2010, net loans were $182.1 million, a 0.5% decrease from the $183.1 million in loans outstanding at December 31, 2009. Generally, loans are internally generated but the Company does periodically purchase loan participations from other local community banks. Lending activity is generally confined to the Company’s immediate market areas. The small decrease in the loan balances from December 31, 2009 to September 30, 2010 resulted partially from the sale of SBA guaranteed portions of loans in the amount of $6.6 million during the first nine months of 2010. Without these sales, loan balances would have increased by $5.6 million. The Company is continuing its efforts to attract quality credits with no dilution of credit underwriting standards. The current economic conditions have reduced the number of loan requests as well as the number of applicants that meet the Company’s underwriting standards.
The percentage of total loans comprised of commercial real estate loans has increased as the Company has concentrated on this type of lending. The majority of these loans are secured by real property that is occupied by the borrowers’ businesses. The Company has approximately $0.9 million of acquisition and construction loans secured by residential building lots. The Company does not engage in foreign lending activities. Loans secured by residential real estate are loans to investors for commercial purposes. The Bank does not lend funds to consumers. The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

Loans receivable, net is comprised of the following:

	September 30, 2010		September 30, 2009		December 31, 2009
		Percentage		Percentage		Percentage
In thousands	Balance	of Loans	Balance	of Loans	Balance	of Loans
Commercial and Industrial loans	$53,211	28.8%	$66,727	37.1%	$68,476	36.9%
Real estate loans secured by:
Residential real estate	26,510	14.4%	22,261	12.4%	22,140	11.9%
Commercial real estate	105,024	56.8%	90,843	50.5%	94,947	51.2%

Total real estate loans	131,534	71.2%	113,104	62.9%	117,087	63.1%

	184,745	100.0%	179,831	100.0%	185,563	100.0%

Unearned loan fees, net	(114)		(77)		(81)
Allowance for loan losses	(2,533)		(2,150)		(2,380)

	$182,098		$177,604		$183,102

Note: The loan amounts and percentages for September 30, 2010 above reflect the effect of reclassifying approximately $9.5 million of commercial and industrial loans to real estate loans during the second quarter of 2010. Without the reclassification, the commercial and industrial loans would have comprised approximately 33.9% of the total loans at September 30, 2010.
The following table shows the interest rate sensitivity of the loan portfolio at September 30, 2010. Demand loans, loans without a stated maturity and overdrafts are reported as re-pricing in one year or less. Floating rate loans are reported to reflect the period until re-pricing.

	Loan Re-pricing as of September 30, 2010
	1 year		After
In thousands	or less	1-5 years	5 years	Total
Loans with:
Fixed interest rates	$14,152	$31,282	$—	$45,434
Floating and adjustable interest rates	69,465	69,846	—	139,311

Total loans receivable	$83,456	$100,661	$—	$184,745

Allowance for loan losses. The adequacy of the allowance for loan losses is evaluated based upon loan categories except for loans rated substandard, doubtful or loss, which are evaluated separately and assigned loss amounts based upon the evaluation. Loss ratios are applied to each category of loan to determine estimated loss amounts. Categories of loans are identified as commercial, SBA and mortgage loans. Loss ratios are determined based upon historical losses incurred adjusted for the effect of current economic conditions, any industry concentration or identified weakness in an industry, credit management and underwriting policy changes and secured versus unsecured nature of the loan category. At September 30, 2010, the range of the loss ratios used to determine estimated losses by loan category were: commercial loans — 1.0%; SBA loans (unguaranteed portion) — 6.7% and real estate loans- 0.2% to 2.0%. These loss ratios are about 0.04% higher than the ratios applied at December 31, 2009. The loss ratios have increased because of the amount of loan charge-offs reflecting the effect of the continuing trend of weaknesses in economic conditions. Additional losses are estimated resulting from additional identified risks factors, such as loans with underwriting exceptions, the level and direction of payment delinquencies and the level of large loans. Not all of these additional loss estimates are allocated to the separate loan categories.
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
The adequacy of the allowance for loan losses is also reviewed at least quarterly using risk ratings applied to the loans based upon rating criteria consistent with regulatory definitions. The risk rating is adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and, in the case of commercial loans and commercial real estate loans, the normal periodic review of the underlying credit indicates that a change in risk rating is appropriate. An estimated “low” and “high” loss percentage is applied to loans in each risk rating. These loss percentages increase as the loan risk rating increases. Loans rated as substandard, doubtful or loss are evaluated separately and assigned loss amounts based upon the separate evaluation. Risks factors identified beyond individual loan risks, such as economic conditions, underwriting exceptions and loan concentrations are quantified based upon management’s estimations of loss exposure. Loss percentages used are generally based upon management’s best estimates considering losses incurred. Estimated “low” and “high” allowance for loan loss amounts are derived by accumulating the estimated losses using the “low” and “high” loss percentages for each risk rating and adding losses based upon separate loan evaluations and identified other risks. The actual allowance for loan losses is compared to this range to ascertain that it is reasonably situated within the range. In addition, on at least a quarterly basis, the recorded allowance for loan losses (as a percent of loans) is compared to peer group levels to ascertain the reasonableness of the estimate. At September 30, 2010, the actual allowance for loan losses of 1.37% was equal to the “high” allowance amount. The low range percent was 1.12%.
The allowance for loan losses represents 1.37% and 1.28% of loans receivable at September 30, 2010 and December 31, 2009, respectively. The increase in the allowance for loan losses as a percent of loans at September 30, 2010 as compared to December 31, 2009 resulted from increased specific reserves as well as general reserves reflecting the effect of the current economic conditions. There was no change in the methodology of determining the allowance for loan losses at September 30, 2010 as compared to December 31, 2009 apart from changes to loss factors based on management’s perception of economic environmental factors and trends. Management believes that the allowance for loan losses is adequate for each period presented.
The activity in the allowance for loan losses is shown in the following table.

	Nine Months Ended	Year Ended December 31,
In thousands	September 30, 2010	2009	2008	2007	2006
Allowance for loan losses:
Beginning balance	$2,380	$1,860	$1,665	$1,614	$1,615
Charge-offs- Commercial and Industrial loans	(1,429)	(963)	(497)	(72)	(226)
Recoveries- Commercial and Industrial loans	42	5	45	78	—
Charge-offs- Commercial real estate loans	(106)	(138)	—	—	—

Net recoveries (charge-offs)	(1,493)	(1,096)	(452)	6	(226)

Provision for loan losses	1,646	1,616	647	45	225

Ending balance	$2,533	$2,380	$1,860	$1,665	$1,614

Net recoveries (charge-offs) to average loans	(0.81%)	(0.65%)	(0.33%)	0.00%	(0.26)%

The activity in the allowance for loan losses by category during 2010 is shown in the following table.

	Commercial		Real Estate Loans
	and			Non-
	Industrial	SBA	Owner	Owner
In thousands	Loans	Loans	Occupied	Occupied	Unallocated	Total
Loan Category

Balance at December 31, 2009	$1,290	$576	$168	$242	$104	$2,380
Loan charge offs	1,005	424	—	106	—	1,535
Loss recoveries	23	19	—	—	—	42
Provision for loan losses	401	247	306	629	63	1,646

Balance at September 30, 2010	$709	$418	$474	$765	$167	$2,533

Allowance for loans individually evaluated for impairment	$264	$35	$262	$433	$—	$994

Amount of loans individually evaluated for impairment	$2,127	$317	$8,714	$2,317	$—	$13,475

Additionally, the Company has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At September 30, 2010 the balance of this reserve was $58 thousand. The reserve, based on evaluations of the collectability of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.
Asset Quality. In its lending activities, the Company seeks to develop sound loans with customers who will grow with the Company. There has not been an effort to rapidly build the portfolio and earnings at the sacrifice of asset quality. At the same time, the extension of credit inevitably carries some risk of non-payment.
Below is a summary of the Company’s impaired loans.

	Unpaid		Related	Interest
September 30, 2010	Principal	Recorded	Allowance	Income
In thousands	Balance	Investment	for losses	Recognized
Non-accrual loans:
Commercial and Industrial loans:
With specific reserves	$2,192	$1,342	$264	$—
Without specific reserves	—	—	—	—

	2,192	1,342	264	—

SBA loans:
With specific reserves	189	107	25	—
Without specific reserves	115	115	—	—

	304	222	25	—

Real Estate — Non Owner Occupied:
With specific reserves	1,538	1,432	229	—
Without specific reserves	—	—	—	—

	1,538	1,432	229	—

	Unpaid		Related	Interest
September 30, 2010	Principal	Recorded	Allowance	Income
In thousands	Balance	Investment	for losses	Recognized

Total Loans:
With specific reserves	$3,919	$2,881	$518	$—
Without specific reserves	115	115	—	—

Total Non-accrual loans	$4,034	$2,996	$518	$—

Troubled Debt Restructured loans:
Commercial and Industrial loans:
With specific reserves	$—	$—	$—	$—
Without specific reserves	253	253	—	3

	$253	$253	—	3

Number of loans		1

Real Estate — Owner Occupied:
With specific reserves	1,141	1,141	272	60
Without specific reserves	1,264	1,264	—	67

	2,405	2,405	272	127

Number of loans		3

Real Estate — Non Owner Occupied:
With specific reserves	885	885	215	25
Without specific reserves	1,603	1,603	—	71

	2,488	2,488	215	96

Number of loans		8

Total Loans:
With specific reserves	$2,026	$2,026	$487	85
Without specific reserves	3,120	3,120	—	141

Total Troubled Debt Restructured loans	$5,146	$5,146	$487	226

Number of loans		12

Other Impaired loans:
Commercial and Industrial loans:
With specific reserves	$—	$—	$—	$—
Without specific reserves	550	550	—	27

Total Other Impaired loans	$550	$550	$—	$27

Total Impaired Loans:
With specific reserves	$5,945	$4,907	$1,005	$85
Without specific reserves	3,785	3,785	—	168

Total Impaired loans	$9,730	$8,692	$1,005	$253

Note: Differences between the unpaid principal balances and the recorded investments above result from the Company charging-off portions of loans. The charge-offs do not affect the total amount due from the borrowers.

Non-accrual loan activity is summarized as follows:

	Nine Months
	Ended
	September 30,	Year Ended December 31,
In thousands	2010	2009	2008	2007	2006
Balance at the beginning of the period	$2,734	$5,819	$1,125	$628	$592
New loans placed on non-accrual	2,109	2,427	5,046	569	262
Less:
Loan restored to interest earning status	53	1,266	—	—	—
Paid-off: sold in foreclosure	—	576	—	—	—
Other real estate owned additions	—	2,462	—	—	—
Charge offs	1,535	1,101	236	72	226
Other including payments received	259	107	116

Balance at the end of the period	$2,996	$2,734	$5,819	$1,125	$628

Non-accrual loan activity by category during the nine month period ended September 30, 2010 is summarized as follows:

		Commercial		Real Estate	Real Estate
		and		Owner	Non Owner
In thousands	Total	Industrial	SBA	Occupied	Occupied
Balance at the beginning of the period	$2,734	$2,280	$454	$—	$—
New loans placed on non-accrual	2,109	346	505	—	1,258
Less:
Loan restored to interest earning status	53	53	—	—	—
Paid-off: sold in foreclosure	—
Other real estate owned additions	—
Charge offs	1,535	855	574	—	106
Other including payments received	259	95	164	—	—

Balance at the end of the period	$2,996	$1,623	$221	$—	$1,152

Comparative information regarding the non-accrual loans at September 30, 2010 and December 31, 2009 follows:

In thousands	September 30, 2010	December 31, 2009
Loans classified non-accrual with specific reserves	$2,881	$2,519
Loans classified non-accrual with no specific reserves	115	215

Total non-accrual loans	$2,996	$2,734

Allowance for loan losses on non-accrual loans	$518	$922
Average balance non-accrual loans during period	$2,769	$4,559
Non-accrual loans with specific reserves at September 30, 2010 are comprised of:
Commercial loans — two loans outstanding to a borrower and entity controlled by the same borrower totaling $1.0 million, after partial loan charge off of $437 thousand, secured by residential real estate and corporate assets with a specific reserve of $20 thousand and five loans to various entities totaling $322 thousand with $244 thousand of specific reserves established.
SBA loans — four loans to various entities totaling $107 thousand with $25 thousand of specific reserves established.

Non-owner Occupied Real Estate loans- two loans to the same entity, secured by the same residential property in the amount of $778 thousand, after a partial charge-off of $106 thousand with specific reserves of $47 thousand, one loan secured by undeveloped land in the amount of $374 thousand with an established reserve of $56 thousand, and a loan secured by a loan guarantor’s home in the amount of $280 thousand with reserves of $126 thousand established.
All of these loans are in various stages of collection.
Non-accrual loans without specific reserves at September 30, 2010 are comprised of two SBA loans totaling $115 thousand.
At September 30, 2010, the Company has modified twelve loans in amounts totaling $5.1 million which modifications qualify the loans as Troubled Debt Restructuring. Changes made to the loans included the reduction of loan payments from principal and interest payments to interest only payments for specific time periods, the decrease in interest rates charged on a loan and the extension of the maturity of a loan. Specific reserves were established on the loans as appropriate. The majority of these loans were modified in the third quarter of 2010 as the adverse economic conditions hampered borrowers’ current cash flows.
At September 30, 2010, there were $4.4 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, not reported as troubled debt restructures or as nonaccrual loans, but for which known information about possible credit problems causes the Company to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loans. The Company closely monitors the financial status of these borrowers.
Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. During 2010, there were no amounts included in gross interest income attributable to loans in non-accrual status.
The following table shows the amounts of non-performing assets on the dates indicated:

	September 30,	December 31:
In thousands	2010	2009	2008	2007	2006
Nonaccrual loans:
Commercial and Industrial and SBA	$1,564	$2,734	$2,218	$1,125	$628
Real estate	1,432	—	3,601	—	—
Accrual loans —past due 90 days and over	—	—	—	—	—

Total non-performing loans	2,996	2,734	5,819	1,125	628

Other real estate owned	2,387	2,462	—	—	—

Total non-performing assets	$5,383	$5,196	$5,819	$1,125	$628

Allowance for loan losses to total non-performing loans	84.5%	87.1%	32.0%	148.0%	257.0%
Non-performing loans to total loans	1.62%	1.47%	3.80%	0.89%	0.65%
Non-performing assets to total assets	2.61%	2.59%	3.49%	0.76%	0.44%

The payment status of loans receivable at September 30, 2010 is as follows:

		Commercial		Real Estate	Real Estate
		and		Owner	Non Owner
In thousands	Total	Industrial	SBA	Occupied	Occupied
Current accruing loans	$179,436	$45,533	$5,463	$82,154	$46,286
Current non-accruing loans	1,338	187	—	—	1,151

Past due loans:
30 to 89 days past due	2,313	455	195	—	1,663
90 days plus past due and accruing	—	—	—	—	—
Non-accrual loans, non current	1,658	1,156	222	—	280

Total past due loans	3,971	1,611	417	—	1,943

Total loans at the end of the period	$184,745	$47,331	$5,880	$82,154	$49,380

The Company applies risk ratings to the loans based upon rating criteria consistent with regulatory definitions. The risk ratings are adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and the normal periodic reviews of the underlying credits indicate that a change in risk rating is appropriate. A summary of the risk rating of loans receivable at September 30, 2010 follows:

		Commercial		Real Estate	Real Estate
		and		Owner	Non Owner
In thousands	Total	Industrial	SBA	Occupied	Occupied
Risk rated — pass	$171,270	$45,204	$5,563	$73,440	$47,063
Risk rated — special mention (loan weaknesses noted which could lead to loan loss)	7,324	482	179	6,663	—
Risk rated — substandard or doubtful (loans with significant weaknesses that could, or has, result in loan losses)	6,151	1,645	138	2,051	2,317

Total loans at the end of the period	$184,745	$47,331	$5,880	$82,154	$49,380

Real estate acquired through or in the process of foreclosure is recorded at fair value less estimated disposal costs. The Company periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using current estimates of fair value when it has reason to believe that real estate values have declined for the particular type and location of the real estate owned. In the event of a subsequent decline, an allowance would be provided to reduce real estate acquired through foreclosure to fair value less estimated disposal cost. The Company acquired through foreclosure a commercial building with a fair value of approximately $653 thousand in March 2009. Because of the decline in real estate values in this building’s area, the Company has reduced the carrying value of this owned building by $75 thousand during the third quarter of 2010 with an offsetting increase in non-interest expenses. The Company acquired another commercial building by foreclosure in November 2009 with a fair value of approximately $1.8 million. The Company is leasing these properties to others under short term leases as it offers them for sale.

Investment Portfolio. At September 30, 2010, December 31, 2009 and September 30, 2009, the Company had no investments in securities other than investments in Federal Reserve Bank stock as required by regulation and stock in two banker’s banks. The Company is maintaining its liquid assets in its account at the Federal Reserve and fully FDIC insured certificates of deposits in other financial institutions for safety and liquidity purposes. The Company will make additional investments when interest rates have increased and the Company has sufficient excess liquidity. The following table provides information regarding the composition of the Company’s investment securities portfolio at the dates indicated.

	Investment in Stocks
	September 30, 2010		December 31, 2009
In thousands	Amount	Percent	Amount	Percent
Investments in stocks, at cost;
Federal Reserve Stock	$465	88.24%	$465	88.24%
Corporate equities	62	11.76%	62	11.76%

Total stocks	$527	100.00%	$527	100.00%

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
The Company’s deposits consist of demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposit. These accounts provide the Company with a relatively stable source of funds. The Company generally targets larger deposit relationships by offering competitive interest rates on certificates of deposit of $75 thousand or more in our local markets. Deposits from the local market areas are supplemented with out-of-area deposits comprised of funds obtained through the use of deposit listing services (national market certificates of deposit), deposits obtained through the use of brokers and through the Certificates of Deposit Account Registry Service (CDARS) program. As a result, a substantial portion of our deposits, 28.4% at September 30, 2010 and 37.8% at December 31, 2009 and 43.8% at September 30, 2009, are comprised of certificate of deposit accounts of $100 thousand or more. Total certificates of deposit represent 79.7% of deposits at September 30, 2010 and 77.9% of deposits at December 31, 2009 and 78.2% at September 30, 2009.
The Company’s reliance on certificates of deposit, including the use of larger denomination certificates of deposit and brokered deposits, facilitates funding the growth in the loan portfolio. The Company has relied on certificates of deposit as a primary funding source and has used larger certificates of deposits as a funding source since its inception. While sometimes requiring higher interest rates, such funds carry lower acquisition costs (marketing, overhead costs) and can be obtained when required at the maturity dates desired. Substantially all of the deposit accounts over $100 thousand are fully insured by the FDIC through differing ownership and trustee arrangements and the insured deposit limit of $250 thousand. All of the brokered deposits and national market deposits are fully insured by the FDIC. This insurance and the strong capital position of the Company reduce the likelihood of large deposit withdrawals for reasons other than interest rate competition. Interest rates on these deposits can be, but are not always, higher than other deposits products. There is, however, a risk that some deposits would be lost if rates were to increase and the Company elected not to remain competitive with its own deposit rates. Under those conditions, the Company believes that it is positioned to use other sources of funds, such as borrowing on its unsecured credit facilities with other banks or the sale of loans.

At September 30, 2010, deposits totaled $183.0 million as compared to $178.6 million at December 31, 2009. The $4.3 million increase in deposits resulted from the $4.3 million increase in noninterest bearing deposits, the $10.9 million increase in savings accounts balance, the decline of $11.5 million in the amount of certificates of deposit and the increase of $0.6 million in other deposit accounts. There were $34.6 million and $41.1 million of brokered certificates of deposit at September 30, 2010 and December 31, 2009, respectively. Included in these brokered deposits at September 30, 2010 are $9.4 million of certificates of deposits received in exchange for the placement of the Company’s customers’ deposit funds with other financial institutions under the CDARS program. Included in deposits are deposits of officers and directors (and their affiliated entities) of $13 million at September 30, 2010. As a result of the enactment of the Dodd-Frank Act, banks are no longer prohibited from paying interest on demand deposit accounts, including those from businesses, effective in July 2011. If the Company starts to pay interest on these accounts, its net interest margin would decline. It is not clear what affect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability.
Deposits are summarized below as of dates indicated:

	September 30,	%	December 31:
In thousands	2010	Change	2009	2008	2007
Non-interest bearing deposits	$25,332	20.5%	$21,024	$23,599	$19,246
Interest bearing deposits:
NOW accounts	1,192	285.8%	$309	$1,247	$2,440
Money Market accounts	7,629	(2.7)	7,841	13,049	16,268
Savings accounts	21,232	104.6%	10,379	148	36
Certificates of deposit accounts:
Less than $100,000	75,636	5.6%	71,593	37,539	11,383
$100,000 or more	51,945	(23.0%)	67,499	69,659	74,035

Total interest bearing deposits	157,634	0.0%	157,621	121,642	104,162

Total deposits	$182,966	2.4%	$178,645	$145,241	$123,408

The table below shows the maturities of certificates of deposit:

			December 31, 2009
	September 30, 2010		CDs of
	CDs of $100,000		$100,000 or
In thousand	or more	All CDs	more	All CDs
Twelve months or less	$40,882	$84,448	$53,786	$94,725
Over twelve months through three years	6,588	33,872	11,139	37,587
Over three years	4,475	9,261	2,574	6,780

Total	$51,945	$127,581	$67,499	$139,092

The table below shows the source of the Company’s certificate of deposits as well as the amount equal to or greater than $100,000 at September 30, 2010:

	CDs with	CDs with balances
	balances of less	of $100,000 or
In thousands	than $100,000	greater	Total
Source
Local markets	$10,773	$37,151	$47,924
National market	44,590	448	45,038
CDARS program:
Customers’ funds	537	8,826	9,363
Proprietary funding	5,136	4,318	9,454
Other brokered funds	14,600	1,202	15,802

Total	$75,636	$51,945	$127,581

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
The Company’s short term liquid assets of cash and cash equivalents were $17.2 million, or 8.4% of assets, and $10.5 million, or 5.2%, of assets at September 30, 2010 and December 31, 2009, respectively. Continued growth in deposits will be required to fund any loan growth. Accordingly, the Company intends to maintain a competitive posture in its deposit interest rate offerings. While adequate liquidity is imperative, excess liquidity has the effect of a lower interest margin, as funds not invested in loans are placed in short-term investments that earn significantly lower yields.
The Company has available unsecured credit facilities for short-term liquidity needs from financial institutions of $8.5 million at September 30, 2010 and December 31, 2009. There were no borrowings outstanding under these credit arrangements at September 30, 2010 and December 31, 2009.
The Company believes its levels of liquidity are adequate to conduct the business of the Company and Bank.
OFF-BALANCE SHEET ARRANGEMENTS
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments for which collateral is deemed necessary. The Company has not been required to perform on any financial guarantees and has not recorded or incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of the Company. Outstanding letters of credit at September 30, 2010 totaled $1.3 million and $774 thousand at December 31, 2009.
Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. These commitments include commitments to lend funds as well as un-advanced loan funds. These commitments at September 30, 2010 totaled $45.6 million and $46.0 million at December 31, 2009. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
With the exception of these off-balance sheet arrangements, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.
CAPITAL ADEQUACY
The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At September 30, 2010, the Company and the Bank were in full compliance with these guidelines, as follows:

			Minimum Ratios
	September 30,	December 31,	To be“ Adequately	To be “Well
	2010	2009	Capitalized”	Capitalized”
Total capital:
Company	13.0%	12.3%	8.0%	N/A
Bank	12.2%	11.5%	8.0%	10.0%
Tier I:
Company	11.7%	11.0%	4.0%	N/A
Bank	11.0%	10.2%	4.0%	6.0%
Leverage Total:
Company	10.6%	10.4%	4.0%	N/A
Bank	10.0%	9.7%	4.0%	5.0%
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable
ITEM 4T— CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
In the ordinary course of its business, the Company may become involved in routine legal proceedings. At September 30, 2010, there are no such proceedings.
Item 1A — Risk Factors
Not applicable
Item 2 — Unregistered Sale of Equity Securities and Use of Proceeds
(a)	Sales of Unregistered Securities. None

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Securities. None
Item 3. — Defaults Upon Senior Securities.       None
Item 4 — [Removed and Reserved]
Item 5 — Other Information
(a)	Information Required to be Reported on Form 8-K. None

(b)	Changes in Security Holder Nomination Procedures. None
Item 6 — Exhibits

Exhibit No.	Description of Exhibits

3(a)	Certificate of Incorporation of the Company, as amended (1)
3(b)	Bylaws of the Company (2)
10(a)	Employment Agreement between Richard J. Morgan and the Company (3)
10(b)	Employment Agreement between Lamont Thomas and the Company (4)
10(c)	2004 Non Incentive Option Plan (5)
10(d)	First Amendment to Employment Agreement between Lamont Thomas and the Company (6)
10(e)	Employment Agreement between Michael T. Storm and CommerceFirst Bank attached hereto (7)
10(f)	Extension of Employment Agreement between Richard J. Morgan and the Company (8)
11	Statement Regarding Computation of Per Share Income- See Notes to Financial Statements
21	Subsidiaries of the Registrant — The sole subsidiary of the Registrant is CommerceFirst Bank, a Maryland chartered commercial bank.
31(a)	Certification of Richard J. Morgan, President and CEO
31(b)	Certification of Michael T Storm, Executive Vice President and CFO
32(a)	Certification of Richard J. Morgan, President and Chief Executive Officer
32(b)	Certification of Michael T. Storm, Executive Vice President and Chief Financial Officer
99(a)	Amended and Restated Organizers Agreement (9)

(1)	Incorporated by reference to exhibit of the same number filed with the Company’s Registration Statement on Form SB-2, as amended, (File No. 333-91817)

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 17, 2007

(3)	Incorporated by reference to Exhibit 10(b) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

(4)	Incorporated by reference to exhibits 10(c) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

(5)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-119988).

(6)	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

(7)	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

(8)	Incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed on January 30, 2009.

(9)	Incorporated by reference to Exhibits 99(b) and 99(d) to the Company’s Registration Statement on Form SB-2, as amended (File No. 333-91817)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCEFIRST BANCORP, INC.
Date: November 5, 2010	By:	/s/ Richard J. Morgan
Richard J. Morgan, President and Chief Executive Officer

Date: November 5, 2010	By:	/s/ Michael T. Storm
Michael T. Storm, Executive Vice President and Chief Financial Officer