Form 10-K
period 2010-12-31
COMMERCEFIRST BANCORP INC
filed 2011-03-07
CIK 1098813

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☑
Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§225.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the outstanding Common Stock held by non-affiliates as of June 30, 2010 was approximately $15,201,576.
As of March 3, 2011, the number of outstanding shares of the Common Stock, $0.01 par value, of CommerceFirst Bancorp, Inc. was 1,820,548.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are hereby incorporated by reference in this Form 10-K: the Company’s Annual Report to Shareholders for the Year Ended December 31, 2010 — Part II; the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2011 — Part III.

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
The Company operates from its main headquarters in Annapolis, Maryland, and from branch offices in Lanham, Maryland opened in September 2004, Glen Burnie, Maryland opened in June 2006, Columbia, Maryland opened in August 2006, and Severna Park, Maryland opened in June 2007, Maryland. The Company does not anticipate opening any additional branches during 2011, but will consider opening more branches if an advantageous opportunity presents itself.
Further asset and loan growth by the Company may be limited by its levels of regulatory capital. Increases in the loan portfolio need to be funded by increases in deposits as the Company has limited amounts of on-balance sheet assets deployable into loans. Growth will depend upon Company earnings providing sufficient capital to support growth and/or the raising of additional capital.
The Company operates as a community bank alternative to the super-regional financial institutions that dominate its primary market area. The cornerstone of the Company’s philosophy is to provide superior, individualized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services, familiarizing itself with, and addressing itself to, customer needs in a proactive, personalized fashion.
Description of Services. The Company offers full commercial banking services to its business and professional clients. The Company emphasizes providing commercial banking services to sole proprietorships, small and medium-sized businesses, partnerships, corporations, and non-profit organizations and associations in and near the Company’s primary service areas. Limited retail banking services are offered to accommodate the personal needs of commercial customers as well as members of the communities the Company serves.
The Company’s loan portfolio consists of business and real estate loans. The business loans generally have variable rates and/or short maturities where the cash flow of the borrower is the principal source of debt service, with a secondary emphasis on collateral. Real estate loans are made generally on commercial property as well as 1-4 family residential properties held as investments, and are structured with fixed rates that adjust in three to five years, generally with maturities of five to ten years, or with variable rates tied to various indices and adjusting as the indices change. The Company’s portfolio contains a small amount of acquisition and construction loans (approximately $1 million), one of which in the amount of $771 thousand is on nonaccrual.
In general, the Company offers the following credit services:
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
The Company has developed an expertise in making loans under the guarantee programs of the Small Business Administration (SBA). The Company currently expects that it will sell the guaranteed portion of SBA loans to secondary market investors as soon as possible after funding, while retaining the uninsured portion. The sale of the guaranteed portion of such loans is expected to result in gains, and the Company expects to receive fees for servicing the loans. SBA guaranteed loans are subjected to the same underwriting standards applied to other loans.

The Company’s lending activities carry the risk that the borrowers will be unable to perform on their obligations. Interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or the “Federal Reserve”) as well as national and local economic conditions can have a significant impact on the Company and the Company’s results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Company in full in a timely manner, resulting in decreased earnings or losses to the Company. To the extent the Company makes fixed rate loans, general increases in interest rates will tend to reduce the Company’s spread as the interest rates the Company must pay for deposits increase while interest income is flat. Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.
Deposit services include business and personal checking accounts, NOW accounts, premium savings accounts, and a tiered Money Market Account basing the payment of interest on balances on deposit. Certificates of deposits are offered with various maturities. The Company supplements its local deposits with out-of-area deposits comprised of funds obtained through the use of deposit listing services, deposits obtained through the use of brokers and through the Certificates of Deposit Account Registry Service program. The acceptance of brokered deposits is utilized when deemed appropriate by management in order to have available funding sources for loans and investments especially during times when competing local deposit institutions drive up their rate offering well beyond rates available to the Company in national markets.
Other services for business accounts include remote deposit and internet Banking services.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, eliminated the historic prohibition on paying interest on checking and demand deposit accounts maintained by businesses. With this change, it is likely that the Company may be required to pay interest on some portion of its non-interest bearing deposits in order to compete against other banks. As a significant portion of its deposits are non-interest bearing demand deposits established by businesses, payment of interest on these deposits could have a significant negative impact on its net income, net interest income, interest margin, return on assets and equity, and other indices of financial performance. The Company expects that other banks would be faced with similar negative impacts. The Company also expects that the primary focus of competition would continue to be based on other factors, such as quality of service.
Source of Business. Management believes that the market segments which the Company targets, small to medium sized businesses and the professional base of the Company’s market area, demand the convenience and personal service that a smaller, independent financial institution such as the Company can offer. It is these themes of convenience and personal service that form the basis for the Company’s business development strategies. The Company provides services from its headquarters and main branch offices located in Annapolis, Maryland, and from its branch offices in Lanham, Glen Burnie, Columbia, and Severna Park, Maryland. It believes these locations meet the needs of the Company’s existing and potential customers, and provide prospects for additional growth and expansion.
The Company has capitalized upon the extensive business and personal contacts and relationships of its Directors and Executive Officers to establish the Company’s initial customer base. To introduce new customers to the Company, reliance is placed on aggressive officer-originated calling programs and director, customer and shareholder referrals.
The risk of nonpayment (or deferred payment) of loans is inherent in commercial banking. The Company’s marketing focus on small to medium sized businesses may result in the assumption by the Company of certain lending risks that are different from those attendant to loans to larger companies. Management of the Company carefully evaluates all loan applications and attempts to minimize its credit risk exposure by use of thorough loan application, approval and monitoring procedures; however, there can be no assurance that such procedures can significantly reduce such lending risks.

Economic Conditions and Concentrations. The Company has a substantial amount of loans secured by real estate in the Annapolis, Maryland/suburban Washington D.C. metropolitan areas as collateral, and substantially all of our loans are to borrowers in that area and contiguous markets in Maryland. At December 31, 2010, 71.7% of the Company’s loans were commercial real estate loans (including loans to investors in residential property for rental purposes primarily secured by 1-4 family properties). An additional 28.3% of loans were commercial and industrial loans which are not primarily secured by real estate. These concentrations expose the Company to the risk that adverse developments in the real estate market, or in the general economic conditions in its market area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand and deposit growth. In that event, the Company would likely experience lower earnings or losses. Additionally, if economic conditions in the area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, the Company’s ability to develop our business relationships may be diminished, the quality and collectability of the loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.
The financial industry experienced significant volatility and stress as economic conditions worsened, unemployment increased and asset values declined during 2009 and 2010. While the Company did not have direct exposure to the upheaval in the residential mortgage loan market and did not invest in mortgage back securities or the preferred stock of Freddie Mac and Fannie Mae, the slowing economy, declines in housing construction and the related impact on contractors and other small and medium sized businesses, has had an adverse impact on the Company’s business. This impact included increased levels of nonperforming assets, loan charge-offs and increased loan loss provisions. While the Company believes that it has taken adequate reserves for the problem assets in its loan portfolio at December 31, 2010, there can be no assurance that the Company will not be required to take additional charge-offs or make additional provisions for nonperforming loans, or that currently performing loans will continue to perform. Additionally, there can be no assurance that the steps taken to stimulate the economy and stabilize the financial system will prove successful, or that they will improve the financial condition of the Company’s customers or the Company.
Employees
At December 31, 2010 the Company had 39 full time equivalent employees, two of whom are executive officers. The Chairman of the Board, an attorney in private practice, devotes considerable time each month to the advancement of the Company, principally in business development activities. The Company (as distinguished from the Bank) does not have any employees or officers who are not employees or officers of the Bank. None of the Company’s employees are represented by any collective bargaining group, and the Company believes that its employee relations are good. The Company provides a benefit program that includes health and dental insurance, a 401(k) plan, and life and long-term disability insurance for substantially all full time employees.
Market Area and Competition
Location and Market Area. The main office and the headquarters are located at 1804 West Street, Annapolis, Maryland 21401. The second office is located at 4451 Parliament Place, Lanham, Maryland 20706, and opened in the third quarter of 2004. The third office is located at 910 Cromwell Park Drive, Glen Burnie, Maryland 21061 and opened late in the second quarter of 2006. The fourth office is located at 6230 Old Dobbin Lane, Columbia, Maryland and opened in the third quarter of 2006. The Company opened its fifth branch office located at 487 Ritchie Highway, Severna Park, Maryland, in June 2007.
The Company is located in one of the most dynamic regions in the United States. The Federal Government has a major direct and indirect influence on the economies, infrastructure and land use management of Washington, D.C. and the Maryland and Virginia counties surrounding Washington. According to the State of Maryland’s Department of Business and Economic Development (the “Department”), the region is the nation’s 4th largest market — with a population of 6.9 million and a workforce of 3.4 million — and is the home to three major airports, the nation’s capital and a highly educated workforce. The regional economy is usually strong and diverse, boasts consistently higher job growth and lower unemployment rates as compared to other regions and is increasingly service sector and small business oriented. Information technology, the medical industry and tourism are all major growth industries for the region. These industries are characterized by small niche oriented enterprises that thrive on their ability to tap the highly educated workforce and abundant access to the region’s substantial communications infrastructure. Current economic conditions have negatively impacted business activities in the region.

The Company’s market strategy is to grow within the Central Maryland corridor, which consists of Anne Arundel, Prince George’s, Montgomery and Howard counties, areas which it believes have significant growth opportunities. The Company does not have a branch in Montgomery county at this time and does not have near term plans to open a branch in the county.
Anne Arundel County. The county is located in central Maryland on the western shore of the Chesapeake Bay and lies wholly in the Atlantic Coastal Plain, east of the Appalachian mountain chain. The County is centered within the Baltimore-Washington corridor with its County Seat, The City of Annapolis, just 24 miles from Baltimore City and 33 miles from Washington, D.C. The land area is 416 square miles or 266,078 acres, making Anne Arundel the tenth in size among Maryland Counties. The county evolved from a bedroom community to Baltimore to be more heavily influenced by Washington growth factors. The county has developed its own unique and diverse economy due to growth opportunities presented by Baltimore/Washington International (BWI) Airport, which has long been considered one of the State of Maryland’s prime economic engines. Unemployment rates in Anne Arundel County have been consistently lower than those in Maryland and the United States. The unemployment rate in the county as of June 2010 was 6.9% (6.7% as of June 2009) as compared to the Maryland rate of 8.2% and the national unemployment rate of 9.6% as of the same date. Anne Arundel County’s economy has diversified in the last 25 years, trending toward more private sector employment but government employment still dominates because Anne Arundel County contains the State Capital of Maryland, the United States Naval Academy, the National Security Agency (NSA) headquarters and numerous other Federal, State, County and City of Annapolis jobs. The largest private sector employer in the county is Northrop Grumman. Outside the government sector, the local economy is dominated by small and mid-sized service sector enterprises providing internet based services; high-technology telecommunications; product distribution, a result of proximity of goods arriving to the Port of Baltimore and BWI Airport; and technical support services.
In 2005, Congress authorized the Department of Defense to reorganize its base structure- a process commonly known as BRAC or Base Realignment and Closure. Maryland’s Ft. Meade was chosen to absorb military workers from Northern Virginia in a process that will continue through 2013. Maryland, specifically Anne Arundel County, is expected to gain more jobs from military base shuffling than any other state in the nation. There are 80 tenant organizations in Ft. Meade, including NSA, Defense Information Schools, the EPA, as well as the Department of the Defense intelligence training facilities. Employees at Ft. Meade number approximately 36,000, which is expected to grow to 42,000 when BRAC consolidation is completed
Once home to large Maryland-based regional banks, financial services are now primarily provided by larger super-regional institutions such as Bank of America, SunTrust, Wachovia (now Wells Fargo), M & T Bank, BB&T and Capital One, all of which expanded into this highly attractive banking market over the past decade by acquisition.
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
Relocating and expanding businesses have been increasingly attracted to Prince George’s County due to its competitively priced land and buildings, an integrated transportation system, proximity to Washington, D.C., and attractive business incentives. The county closely mirrors Anne Arundel County with respect to small business enterprises, with 97% of the over 15 thousand employers having fewer than 100 workers, according to published data. Government is a significant economic influence, with 80 thousand Federal, state and county employees. Similar to Anne Arundel County, large super-regional banking institutions have obtained additional market share in the suburban Washington market from the acquisition of many of the community banks that once existed in this area. Prince George’s County has a population of over 800 thousand.

Howard County. Expansion into neighboring Howard County is a natural extension of the Company’s strategic growth plan. Howard County is situated in the heart of the corridor between Washington, D.C. and Baltimore. Howard County’s population is projected to grow to 327,000 by 2035, according to the Howard County Department of Planning and Zoning. Currently the county’s citizens are among the wealthiest in Maryland with a median 2007 household income of $101,672. Howard County’s geographic location has resulted in the substantial growth of a wide variety of industries, including high-tech and life science businesses, in addition to transportation and education related activities. Accessible to I-95 and I-70, the county is located within a 20-minute drive of Baltimore/Washington International Airport and the Port of Baltimore, and serves as a bedroom community for both Baltimore and Washington DC area employers. Additionally, Dulles International and Washington National Airports are within an hour’s drive. Howard County has a strong economic base of its own with over 7,000 Howard County businesses employing more than 122,000 people, including 725 high-tech businesses with a workforce of nearly 24,000 workers. Like the other counties in which the Company operates, the population and workforce of Howard County are highly educated, and income levels are favorably high.
Competition. Deregulation of financial institutions and holding company acquisitions of banks across state lines has resulted in widespread, fundamental changes in the financial services industry. This transformation, although occurring nationwide, is particularly intense in the greater Baltimore/Washington, DC area. In Anne Arundel, Prince George’s and Howard Counties, competition is exceptionally keen from large banking institutions headquartered outside of Maryland. In addition, the Company competes with other community banks, savings and loan associations, credit unions, mortgage companies, finance companies and others providing financial services. Among the advantages that many of these institutions have over the Company are their abilities to finance extensive advertising campaigns, maintain extensive branch networks and technology investments, and to directly offer certain services, such as international banking and trust services, which the Company does not directly offer. Further, the greater capitalization of the larger institutions allows for substantially higher lending limits than the Company. Certain of these competitors have other advantages, such as tax exemption in the case of credit unions, and lesser regulation in the case of mortgage companies and finance companies. As a result of the Dodd-Frank Act, almost unlimited interstate de novo branching is available to all state and federally chartered banks. As a result, institutions which previously were ineligible to establish de novo branches in Maryland may elect to do so.
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
The Act requires approval of the Federal Reserve Board for, among other things, the acquisition by a proposed bank holding company of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank or the merger or consolidation by a bank holding company with another bank holding company. The Act also generally permits the acquisition by a bank holding company of control or substantially all the assets of any bank located in a state other than the home state of the bank holding company, except where the bank has not been in existence for the minimum period of time required by state law, but if the bank is at least five years old, the Federal Reserve Board may approve the acquisition. A presumption of control arises under the Change in Bank Control Act where a person controls 10% or more of a class of the voting stock of a company or insured bank which is a reporting company under the Securities Exchange Act of 1934, such a the Company.

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
The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The full impact of the Dodd-Frank Act on the Company’s business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on the Company’s operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.
The Bank. The Bank, as a Maryland chartered commercial bank which is a member of the Federal Reserve System (a state member bank) and whose accounts are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum legal limits of the FDIC, is subject to regulation, supervision and regular examination by the Maryland Department of Financial Institutions and the Federal Reserve Board. The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the Deposit Insurance Fund, and not for the purpose of protecting stockholders.

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
Branching and Interstate Banking. The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act. The District of Columbia, Maryland and Virginia have each enacted laws which permit interstate acquisitions of banks and bank branches. The Dodd-Frank Act authorizes national and state banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state.
Although the District of Columbia, Maryland and Virginia had all enacted laws which permitted banks in these jurisdictions to branch freely, the branching provisions of the Dodd-Frank Act could result in banks from other states establishing de novo branches in the Bank’s market area.
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

The Company is subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer or a greater-than-10% stockholder of a bank as well as certain affiliated interests of any of the foregoing may not exceed, together with all other outstanding loans to such person and affiliated interests, the loans-to-one-borrower limit applicable to national banks (generally 15% of the institution’s unimpaired capital and surplus), and all loans to all such persons in the aggregate may not exceed the institution’s unimpaired capital and unimpaired surplus. Regulation O also prohibits the making of loans in an amount greater than $25,000 or 5% of capital and surplus but in any event not over $500,000, to directors, executive officers and greater-than-10% stockholders of a bank, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. Furthermore, Regulation O requires that loans to directors, executive officers and principal stockholders of a bank be made on terms substantially the same as those that are offered in comparable transactions to unrelated third parties unless the loans are made pursuant to a benefit or compensation program that is widely available to all employees of the bank and does not give preference to insiders over other employees. Regulation O also prohibits a depository institution from paying overdrafts over $1,000 of any of its executive officers or directors unless they are paid pursuant to written pre-authorized extension of credit or transfer of funds plans. Violations on the insider transaction provisions of law and regulation could result in severe regulatory consequences for the Bank and Company, including the imposition of civil money penalties, or regulatory enforcement agreements or orders which require time consuming or expensive corrective actions.
Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve Board, the FDIC, the Office of the Comptroller of the Currency or the Office of Thrift Supervision shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. An institution’s CRA activities are considered in, among other things, evaluating mergers, acquisitions and applications to open a branch or facility, as well as determining whether the institution will be permitted to exercise certain of the powers allowed by the GLB Act. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Company was last examined for CRA compliance as of August 17, 2009 and received a CRA rating of “satisfactory.”
USA Patriot Act. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA Patriot Act” or the Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulations cannot be predicted with certainty.
Capital Adequacy Guidelines. The Federal Reserve Board and the FDIC have adopted risk based capital adequacy guidelines pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items. Under the Dodd-Frank Act, the Federal Reserve Board is required to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

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
Tier 1 Capital generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as available-for- sale in accordance with ASC Topic 320. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on 1-4 family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or nonperforming and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.
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
As a result of the volatility and instability in the financial system during 2008, 2009 and 2010, the Congress, the bank regulatory authorities and other government agencies have called for or proposed additional regulation and restrictions on the activities, practices and operations of banks and their holding companies. While many of these proposals relate to institutions that have accepted investments from, or sold troubled assets to, the Department of the Treasury or other government agencies, or otherwise participate in government programs intended to promote financial stabilization, the Congress and the federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures, corporate governance procedures, or to engage in activities or practices which they would not otherwise elect. Any such requirement could adversely affect the Company’s business and results of operations. The Company did not accept an investment by the Treasury Department in its preferred stock or warrants to purchase common stock, and except for the temporary increases in deposit insurance for customer accounts, has not participated in any of the programs adopted by the Treasury Department, FDIC or Federal Reserve.
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

	Risk	Risk	Risk	Risk
	Category I	Category II	Category III	Category IV
Initial Base Assessment Rate	12 –16	22	32	45
Unsecured Debt Adjustment (added)	(5) to 0	(5) to 0	(5) to 0	(5) to 0
Secured Liability Adjustment (added)	0 to 8	0 to 11	0 to 16	0 to 22.5
Brokered Deposit Adjustment (added)	N/A	0 to 10	0 to 10	0 to 10
Total Base Assessment Rate	7 to 24	17 to 43	27 to 58	43 to 77.5

The FDIC also imposed a special FDIC insurance assessment of 5 basis points implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, which was collected on September 30, 2009. While no subsequent special assessments have been made since 2009, additional special assessments may be imposed by the FDIC in the future.
In order to increase its liquidity, the FDIC required banks to prepay three years of estimated insurance premiums in December 2009. The Company paid the FDIC approximately $1.1 million in December 2009 for its estimated premiums for the subsequent three years. The prepaid premium payment is being applied to required calculated quarterly insurance assessments.
The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, Dodd-Frank eliminates the federal statutory prohibition against the payment of interest on business checking accounts.
The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. Effective April 1, 2011, the new schedule for base assessment rates and potential adjustments is as set forth in the following table.

Large and Highly
	Risk	Risk	Risk	Risk	Complex
	Category I	Category II	Category III	Category IV	Institutions
Initial Base Assessment Rate	5 to 9	14	23	35	5 to 35
Unsecured Debt Adjustment (added)	(4.5) to 0	(5) to 0	(5) to 0	(5) to 0	(5) to 0
Brokered Deposit Adjustment (added)	N/A	0 to 10	0 to 10	0 to 10	0 to 10
Total Base Assessment Rate	2.5 to 9	9 to 24	18 to 33	30 to 45	2.5 to 45
Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”) which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, Dodd-Frank will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.
It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

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
The Company intends to seek further growth in the level of assets and deposits and may consider expanding the branch network in the future. The Company may not be able to manage increased levels of assets and liabilities, and an expanded branch system, without increased expenses and higher levels of nonperforming assets. The Company may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances and a larger branch network, which may adversely impact earnings, shareholder returns and efficiency ratio. Increases in operating expenses or nonperforming assets may have an adverse impact on the value of the Company’s common stock. There can be no assurance that the Company will establish any additional branches, or if established, that they can be operated profitably.
The Company has a lower level of “core deposits” and a higher level of wholesale funding, relative to peer institutions.
Over the past several years, the Company has achieved significant growth in our loan portfolio. Because the Company’s deposits have not grown at similar rates, the Company has had to supplement our funding sources to include the use of the national market to attract funds. During an environment when interest rates are rising and the related U.S. Treasury interest rate curve is flattening, the use of this funding source may result in an increase in interest costs disproportionate to loan yields. This results in less net interest income, which could adversely impact earnings, the stock price and shareholder returns.
The Company’s concentrations of loans may create a greater risk of loan defaults and losses.
A substantial portion of the Company’s loans are secured by real estate in the Company’s market areas in Maryland. It also has a significant amount of commercial real estate loans. While Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis, the repayments of these loans usually depends on the successful operation of a business or the sale of the underlying property. As a result, these loans are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. The remaining loans in the loan portfolio are commercial or industrial loans. These loans are collateralized by various business assets the value of which may decline during adverse market conditions. These loans are also susceptible to adverse economic conditions. Adverse conditions in the real estate market and the economy may result in increasing levels of loan charge-offs and nonperforming assets and the reduction of earnings.
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
While the Company strives to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming, impaired or potential problem loans. The Company cannot be sure that it will be able to identify deteriorating loans before they become nonperforming assets, or that it will be able to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary.
The Company’s continued growth depends on our ability to meet minimum regulatory capital levels. Growth and shareholder returns may be adversely affected if sources of capital are not available to help the Company meet them.
The Company is required to maintain its regulatory capital levels at or above the required minimum levels. If earnings do not meet current estimates, if it incurs unanticipated losses or expenses, or if it grows faster than expected, the Company may need to obtain additional capital sooner than expected, through borrowing, additional issuances of debt or equity securities, or otherwise. If it does not have continued access to sufficient capital, it may be required to reduce its level of assets or reduce its rate of growth in order to maintain regulatory compliance. Under those circumstances net income and the rate of growth of net income may be adversely affected. Additional issuances of equity securities could have a dilutive effect on existing shareholders. The Company cannot be certain that it will be able to acquire additional capital when it is required, or that the terms upon which it is available will not be disadvantageous to existing shareholders.
The Company may not be able to successfully compete with others for business.
The Company competes for loans and deposits with numerous regional and national banks, online divisions of out-of-market banks, and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders. As a result of the Dodd-Frank Act, additional competitors who have not previously been able to establish de novo branches in Maryland, may elect to do so. Many competitors have substantially greater resources than the Company, and operate under less stringent regulatory environments. The differences in resources and regulations may make it harder for the Company to compete profitably, reduce the rates that it can earn on loans and investments, increase the rates it must offer on deposits, and adversely affect the Company’s overall financial condition and earnings.
Liquidity challenges may increase due to turmoil in the financial markets.
The turmoil in the financial markets over the last several years has resulted in sharp declines in real estate values and financial instruments. These declines have resulted in large losses at many financial institutions detrimentally affecting depositors’ confidence in all financial institutions. This lack of confidence has resulted in rapid withdrawals by depositors in several institutions causing the institutions to fail and/or require federal assistance.

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
The Company is operating in a challenging and uncertain economic environment. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. Dramatic declines in the housing market over the past years, with falling home prices and high levels of foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on the Company’s borrowers or their customers, which could adversely affect the Company’s financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial institutions industry. For example, further deterioration in local economic conditions in the Company’s market could drive losses beyond that which is provided for in its allowance for loan losses. The Company may also face the following risks in connection with these events:
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

•
Continued turmoil in the market, and loss of confidence in the banking system, could require the Company to pay higher interest rates to obtain deposits to meet the needs of its depositors and borrowers, resulting in reduced margin and net interest income. If conditions worsen significantly, it is possible that banks such as the Company may be unable to meet the needs of their depositors and borrowers, which could, in the worst case, result in the Company being placed into receivership; and

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
Deposit insurance premiums charged by the FDIC increased substantially in 2009 and 2010 and the Company may face increased FDIC premiums in the future. A large number of bank failures has significantly depleted the Deposit Insurance Fund and reduced the ratio of reserves to insured deposits. During 2009, the FDIC adopted a revised risk-based deposit insurance assessment schedule, which raised deposit insurance premiums and it implemented a five basis point special assessment which was collected on September 30, 2009. Additional special assessments may be imposed by the FDIC in the future. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. These actions could significantly increase the Company’s noninterest expense for the foreseeable future. There is no assurance that the Company will be able to reflect all or any portion of these premium costs in the rates it pays depositors.

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
On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2007-2009. Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The full impact of the Dodd-Frank Act on the Company’s business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on the Company’s operations, particularly through increased compliance costs.
The Company cannot predict the actual effects of EESA, ARRA, the regulatory reform measures and various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on the Company and the Bank. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect the Company’s business, financial condition, results of operations, and the trading prices of its securities.
The Company expects to face increased regulation of our industry, including as a result of EESA, the ARRA and the Dodd-Frank Act and related initiatives by the federal government. Compliance with such regulations may increase costs and limit the Company’s ability to pursue business opportunities.
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
Directors and officers of CommerceFirst Bancorp own approximately 22% of the outstanding common stock. As a result of their combined ownership, they could make it more difficult to obtain approval for some matters submitted to shareholder vote, including acquisition of the Company. The results of the vote may be contrary to the desires or interests of the public shareholders.
Directors and executive officers own approximately 22% of the outstanding shares of common stock. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to the Articles of Incorporation.

Changes in interest rates and other factors beyond the Company’s control could have an adverse impact on its financial performance and results.
The Company’s operating income and net income depend to a great extent on its net interest margin, i.e., the difference between the interest yields it receive on loans, securities and other interest bearing assets and the interest rates it pay on interest bearing deposits and other liabilities. Net interest margin is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest bearing liabilities mature or reprice more quickly than interest earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly than interest bearing liabilities, falling interest rates could reduce net interest income These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Federal Reserve Board.
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
Changes in laws, including that which permit banks to pay interest on checking and demand deposit accounts established by businesses in July 2011, could have a significant negative effect on net interest income, net income, net interest margin, return on assets and return on equity. Usually, more than 10% of the Company’s deposits were noninterest bearing demand deposits.
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
Our business is service oriented, and our success depends to a large extent upon the services of Richard J. Morgan, our President and the Bank’s Market Leaders. The loss of the services of any of these officers could adversely affect the Company’s business.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties.
The main branch office and the executive offices of the Bank and the Company are located at 1804 West Street, Annapolis, Maryland, in a brick and masonry structure. The Company leases 8,100 square feet in the building under a lease, which commenced in April 2000. Rent expense was $224,219 and $222,524 for the years ended December 31, 2010 and 2009, respectively. The Company has exercised the second of three five-year renewal options.
The second office of the Company is located at 4451 Parliament Place, Lanham, Maryland in a masonry structure. The Company leases 2,100 square feet in the building under a ten-year lease which commenced in June 2004. Rent expense was $35,848 and $33,519 for the years ended December 31, 2010 and 2009, respectively.
The third office of the Company is located at 910 Cromwell Park Drive, Glen Burnie, Maryland in a masonry structure. The Company leases 2,600 square feet in the building under a five-year lease (with one five-year renewal option) which commenced in June 2006. Rent expense was $73,602 and $73,158 for the years ended December 31, 2010 and 2009, respectively.
The fourth office of the Company is located at 6230 Old Dobbin Lane, Columbia, Maryland in a masonry structure. The Company leases 2,400 square feet in the building under a ten-year lease (with one five-year renewal option) which commenced in August 2006. Rent expense was $85,230 and $81,251 for the years ended December 31, 2010 and 2009, respectively.
The fifth office of the Company is located at 485 Ritchie Highway, Severna Park, Maryland in a masonry structure. The Company leases approximately 1,500 square feet in the building under a five-year lease (with two five-year renewal options) which commenced in June 2007. Rent expense was $57,169 in 2010 and $56,441 during 2009.
Management believes adequate insurance coverage is in force on all of its properties.

ITEM 3.	Legal Proceedings.
In the normal course of its business, the Company is involved in litigation arising from banking, financial, and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company’s financial condition, operating results or liquidity.

ITEM 4.	[Removed and Reserved]

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) Market for Common Stock and Dividends. The information regarding the market for the Company’s Common Stock, the number of holders of the common stock and dividend history required under Item 5(a) is hereby incorporated herein by reference from the material under the caption “Market for Common Stock and Dividends” in the Company’s Annual Report for the fiscal year ended December 31, 2010. See Item 12 of this annual report for Equity Compensation Plan Information.
Recent Sales of Unregistered Shares. None.
(b) Use of Proceeds: Not applicable
(c) Issuer Repurchases of Securities during the Fourth Quarter of 2010. None.

ITEM 6.	Selected Financial Data.
The information required under Item 6 is hereby incorporated herein by reference to the material appearing under the caption “Selected Consolidated Financial Data” in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2010.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information required by this item is incorporated by reference to the material appearing under the caption “Management Discussion and Analysis” in the Company’s Annual Report to Shareholders for the year ended December 31, 2010.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.
As the Company is a smaller reporting company, this item is not applicable.

ITEM 8.	Financial Statements and Supplementary Data
The information required by this item is incorporated by reference to the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2010.

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
Management assessed the Company’s system of internal control over financial reporting as of December 31, 2010. This assessment was conducted based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control — Integrated Framework.” Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010. Management’s assessment concluded that there were no material weaknesses within the Company’s internal control structure. The 2010 end of year consolidated financial statements have been audited by the independent accounting firm of TGM Group LLC (“TGM”). Personnel from TGM were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof. Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from TGM accompanies the financial statements.
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
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
The annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.	Other Information.
None.
Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance.
The information required under Item 10 is hereby incorporated herein by reference from the material under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2011.
Code of Ethics. The Company has adopted a Code of Ethics that applies to all Directors, officers and employees of the Company and the Bank. The Company will provide a copy of the Code of Ethics without charge upon written request directed to Candace M. Springmann, Corporate Secretary, CommerceFirst Bancorp, Inc, 1804 West Street, Annapolis, Maryland 21401.
There have been no material changes in the procedures by which shareholders may recommend nominees to the Company’s Board of Directors since the proxy statement for the 2010 annual meeting of shareholders.

ITEM 11.	Executive Compensation
The information required by Item 11 is hereby incorporated herein by reference to the material under the captions “Election of Directors — Executive Compensation,” and “Directors’ Compensation” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2011.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance under Equity Compensation Plans
None. All of the warrants and options previously issued expired in August 2010. No warrants or options were exercised during 2010. At December 31, 2010 there are no active equity compensation plans maintained by the Company under which options, warrants or other equity based compensation may be issued.
The other information required by Item 12 is hereby incorporated herein by reference to the material under the caption “Voting Securities and Principal Shareholders” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2011.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated herein by reference to the material under the caption “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2011.

ITEM 14	Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated herein by reference to the material under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm — Fees paid to Independent Accounting Firm” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2011.

The following financial statements are incorporated in this report under Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition at December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010 and 2009
Consolidated Statements of Comprehensive Income for the years ended December 31, 2010 and 2009
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009
Notes to Consolidated Financial Statements

ITEM 15.	Exhibits, Financial Statement Schedules

Exhibit No.		Description of Exhibits

3	(a)	Certificate of Incorporation of the Company, as amended (1)
3	(b)	Bylaws of the Company (1)
10	(a)	Employment Agreement between Richard J. Morgan and the Company (2)
10	(b)	Employment Agreement between Lamont Thomas and the Company (3)
10	(c)	First Amendment to Employment Agreement between Lamont Thomas and the Company (4)
10	(d)	Employment Agreement between Michael T. Storm and CommerceFirst Bank (5)
10	(e)	Extension of Employment Agreement between Richard J. Morgan and the Company (6)
11		Statement regarding Computation of Per Share Income — Refer to Note 1 to the Consolidated Financial Statements included in Exhibit 13.
13		Annual Report to Shareholders
21		Subsidiaries of the Registrant

The sole subsidiary of the Registrant is CommerceFirst Bank, a Maryland chartered commercial bank.

23		Consent of TGM Group LLC
31	(a)	Certification of Richard J. Morgan, President and CEO
31	(b)	Certification of Michael T. Storm, Executive Vice President and Chief Financial Officer
32	(a)	Certification of Richard J. Morgan, President and Chief Executive Officer
32	(b)	Certification of Michael T. Storm, Executive Vice President and Chief Financial Officer

(1)	Incorporated by reference to exhibit of the same number filed with the Company’s Registration Statement on Form SB-2, as amended, (File No. 333-91817)

(2)	Incorporated by reference to exhibit 10(b) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

(3)	Incorporated by reference to exhibits 10(c) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

(4)	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

(5)	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

(6)	Incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed on January 30, 2009.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCEFIRST BANCORP, INC
March 3, 2011	By:	/s/ Richard J. Morgan,
Richard J. Morgan, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Milton D. Jernigan II Milton D. Jernigan II	Chairman of the Board of Directors of the Company and the Bank	March 3, 2011

/s/ Richard J. Morgan Richard J. Morgan	Director, President and CEO of the Company and the Bank (Principal Executive Officer)	March 3, 2011

/s/ Edward B. Howlin, Jr. Edward B. Howlin, Jr.	Director of the Company and the Bank	March 3, 2011

/s/ Charles L. Hurtt, Jr. Charles L. Hurtt, Jr.	Director of the Company and the Bank	March 3, 2011

/s/ Lamont Thomas Lamont Thomas	Director of Company and the Bank	March 3, 2011

/s/ Robert R. Mitchell Robert R. Mitchell	Director of the Company and the Bank	March 3, 2011

/s/ John A. Richardson, Sr. John A. Richardson, Sr.	Director of the Company and the Bank	March 3, 2011

/s/ George C. Shenk, Jr. George C. Shenk, Jr.	Director of the Company and the Bank	March 3, 2011

/s/ Jerome A. Watts Jerome A. Watts	Director of the Company and the Bank	March 3, 2011

/s/ Michael T. Storm Michael T. Storm	Executive Vice President/Chief Financial Officer of the Company and the Bank (Principal Financial and Accounting Officer)	March 3, 2011

Exhibit 13	Annual Report to Shareholders for the Year Ended December 31, 2010