Form 10-Q
period 2011-03-31
COMMERCEFIRST BANCORP INC
filed 2011-05-09
CIK 1098813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☑
As of May 9, 2011 the number of outstanding shares of registrant’s common stock, par value $0.01 per share was: 1,820,548

CommerceFirst Bancorp, Inc.
FORM 10-Q

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition
March 31, 2011 and December 31, 2010
(Dollars in thousands except per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$2,860	$1,437
Interest bearing deposits	12,519	12,289

Cash and cash equivalents	15,379	13,726
Investments in restricted stocks, at cost	527	527

Loans receivable	187,661	184,883
Allowance for loan losses	(3,589)	(3,174)

Net loans receivable	184,072	181,709

Premises and equipment, net	507	556
Accrued interest receivable	761	750
Deferred income taxes	1,413	1,133
Other real estate owned	2,799	3,324
Other assets	1,088	1,399

Total Assets	$206,546	$203,124

LIABILITIES

Non-interest bearing deposits	$25,442	$23,760
Interest bearing deposits	157,227	156,350

Total deposits	182,669	180,110

Accrued interest payable	117	106
Other liabilities	947	543

Total Liabilities	183,733	180,759

STOCKHOLDERS’ EQUITY
Common stock — $.01 par value; authorized 4,000,000 shares
Issued and outstanding: 1,820,548 shares at March 31, 2011 and at December 31, 2010	18	18
Additional paid-in capital	17,853	17,853
Retained earnings	4,942	4,494

Total Stockholders’ Equity	22,813	22,365

Total Liabilities and Stockholders’ Equity	$206,546	$203,124

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
For the Three Months ended March 31, 2011 and 2010 (Unaudited)
(Dollars in thousands except per share data)

	March 31,	March 31,
	2011	2010
Interest income:
Interest and fees on loans	$3,057	$3,124
Investment in stocks	7	7
Interest bearing deposits	13	9

Total interest income	3,077	3,140

Interest expense:
Deposits	568	886

Total interest expense	568	886

Net interest income	2,509	2,254

Less provision for loan losses	681	447

	1,828	1,807

Non-interest income:
Gain on sale of SBA loans	209	225
Gain on sale of other real estate owned	43	—
Service charges and other income	149	121

Total non-interest income	401	346

Non-interest expenses:
Compensation and benefits	772	721
Legal and professional	65	55
Rent and occupancy	145	139
Marketing and business development	18	22
FDIC insurance	89	76
Data processing	37	36
Support services	47	47
Communications	33	32
Depreciation and amortization	52	59
Other	242	89

Total non-interest expenses	1,500	1,276

Income before income taxes	729	877
Income tax expense	281	349

Net income and total comprehensive income	$448	$528

Basic and diluted earnings per share	$0.25	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2011 and 2010
(Dollars in thousands)
(Unaudited)

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total

Balance December 31, 2009	$18	$17,853	$3,071	$20,942

Net income — March 31, 2010			528	528

Balance March 31, 2010	$18	$17,853	$3,599	$21,470

Balance December 31, 2010	$18	$17,853	$4,494	$22,365

Net income — March 31, 2011			448	448

Balance March 31, 2011	$18	$17,853	$4,942	$22,813

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(Dollars in thousands)
(Unaudited)

	March 31,	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$448	$528
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	52	59
Gain on sales of SBA loans	(209)	(225)
Gain on sales of other real estate owned	(43)	—
Provision for loan losses	681	447
Provision for losses on unfunded commitments	—	2
Valuation allowance on other real estate owned	75	—
Deferred income taxes	(280)	39
Change in assets and liabilities:
Increase in accrued interest receivable	(11)	(35)
Decrease in other assets	236	92
Increase (decrease) in accrued interest payable	11	(4)
Increase in other liabilities	404	346

Net cash provided by operating activities	1,364	1,249

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans, net	(5,171)	(3,358)
Proceeds from sale of SBA loans	2,336	3,765
Proceeds from sale of other real estate owned	568	—
Purchase of premises and equipment	(3)	(19)

Net cash (used by) provided by investing activities	(2,270)	388

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in non-interest bearing deposits, net	1,682	2,643
Net increase in other deposits	877	9,790

Net cash provided by financing activities	2,559	12,433

Net increase in cash and cash equivalents	1,653	14,070
Cash and cash equivalents at beginning of period	13,726	10,488

Cash and cash equivalents at end of period	$15,379	$24,558

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$557	$890

Income taxes paid	$—	$—

Transfer of loans to real estate owned	$—	$653

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
The financial data at December 31, 2010 are derived from audited consolidated financial statements that are included in the Company’s Annual Report for the year ended December 31, 2010. The financial data at March 31, 2011 and 2010 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.
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
Cash and cash equivalents in the statement of cash flows include cash on hand, non-interest bearing amounts due from correspondent banks, interest and non-interest bearing deposits due from the Federal Reserve, certificates of deposit with maturities of less than one year and Federal funds sold.
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
The Company’s bond holdings in the investment securities portfolio, if any, are the only asset or liability subject to fair value measurement on a recurring basis. No financial assets or liabilities are valued on a recurring basis under Level 1or Level 2 inputs at March 31, 2011 or December 31, 2010. The Company has financial and non-financial assets measured by fair value measurements on a non-recurring basis during 2011. At March 31, 2011, these assets include $7.1 million of non-accrual loans ($5.2 million after specific reserves) and other real estate owned of $2.8 million all of which are valued under Level 3 inputs.

The changes in the assets subject to fair value measurements are summarized below by Level:

	Level 1 and
In thousands	Level 2	Level 3
December 31, 2010:
Loans	$—	$7,283
Other real estate owned	—	3,324

Total December 31, 2010	—	10,607

Activity:
Loans:
New loans measured at fair value	—	753
Payments and other loan reductions	—	(618)
Loans charged-off	—	(275)

Net change in loans	—	(140)

Other real estate owned:
Sales of other real estate owned		(450)
Provision for valuation reduction	—	(75)

	—	(525)

March 31, 2011:
Loans	—	7,143
Other real estate owned	—	2,799

Total March 31, 2011	$—	$9,942

The estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
In thousands	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,860	$2,860	$1,437	$1,437
Interest bearing deposits	12,519	12,519	12,289	12,289
Investments in restricted stock	527	527	527	527
Loans, net	184,072	193,480	181,709	191,353
Accrued interest receivable	761	761	750	750

Financial liabilities:
Non-interest bearing deposits	$25,442	$25,442	$23,760	$23,760
Interest bearing deposits	157,227	158,609	156,350	157,228
Accrued interest payable	117	117	106	106

Off-balance sheet commitments	—	—	—	—
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

	Three Months
	Ended March 31,
In thousands except for per share data	2011	2010
Weighted average shares outstanding	1,820,548	1,820,548
Common stock equivalents	—	—

Average common shares and equivalents	1,820,548	1,820,548

Net income (in thousands)	$448	$528
Basic and diluted earnings per share	$0.25	$0.29
All of the outstanding warrants and options were excluded from the calculation of diluted income per share in 2010 because they were anti-dilutive. All of the warrants and options expired in 2010.
Note 4. Related Party Transactions
The Company paid $30 thousand during the first three months of 2011 for legal services to a firm of which a Director of the Company is a principal. The Company also paid $11 thousand during the three months ended March 31, 2011 for computer related services to firm of which a Director is a principal. The above transactions have been consummated on terms equivalent to those that prevail in arms length transactions.
Executive officers, directors and their affiliated interests enter into loan transactions with the Company in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectability or present other unfavorable terms. At March 31, 2011 the amounts of such loans outstanding were $2.8 million.
Deposit balances of executive officers, directors and their affiliated interests totaled $12.4 million at March 31, 2011.
Note 5. Commitments and contingencies
The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments typically include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Outstanding commitments as of March 31, 2011 are as follows:

In millions
Loan commitments	$5.2
Unused lines of credit	$34.1
Letters of Credit	$1.3

Note 6. Recent Relevant Accounting Pronouncements
In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The main objective of this ASU is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The ASU requires that entities provide additional information to assist financial statement users in assessing their credit risk exposures and evaluating the adequacy of its allowance for credit losses. For the Company, the disclosures as of the end of a reporting period were required for the annual reporting periods ended December 31, 2010. Required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning January 1, 2011. The adoption of this ASU resulted in additional disclosures in the Company’s financial statements regarding its loan portfolio and related allowance for loan losses but does not change the accounting for loans or the allowance. The Company has complied with the reporting requirements as of March 31, 2011.
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
In April 2011, the FASB issued ASU No. 2011-02, Receivable (Topic 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The main objective of the ASU is to clarify a creditor’s evaluation of whether in modifying a loan, it has granted a concession in circumstances that qualify the loan as a Troubled Debt Restructured (TDR) loan. These loans are subject to various accounting and disclosure requirements. The ASU is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Certain disclosures are required for loans considered as TDR loans resulting from the application of the ASU that were not considered TDR under prior guidance. The Company has not yet determined the effect, if any, of the ASU on its financial statements; however, it will comply with the new guidance as required.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements
Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws, accounting standards and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company’s past results are not necessarily indicative of future performance. Please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and other periodic reports filed with the Securities and Exchange Commission, for a discussion of various factors which may affect our performance.

General
CommerceFirst Bancorp, Inc. (the “Company”) is the bank holding company for CommerceFirst Bank, a Maryland chartered commercial bank headquartered in Annapolis, Maryland (the “Bank”). The Bank was capitalized, became a wholly owned subsidiary of the Company and commenced operations on June 29, 2000. The Company’s common stock trades on the NASDAQ Capital Market under the symbol “CMFB”. The Company maintains five banking offices in Anne Arundel, Howard and Prince George’s counties in central Maryland. The Company focuses on providing commercial banking services to small and medium sized business in its market areas.
The Company assets increased modestly at March 31, 2011 from December 31, 2010 with increases in cash and cash equivalents and loans receivable. Earnings declined as the increase in the provision for loan losses and loan collections expenses offset improvements in net interest income. The provision for loan losses continues to remain relatively high in recognition of the effect of uncertain economic conditions on the Company’s borrowers and collateral values as well as loan charge-offs. Key measurements and events for the period include the following:
•
The Company’s net income was $448 thousand during the three months ended March 31, 2011 as compared to net income of $528 thousand for the three months ended March 31, 2010. The $80 thousand decline in net income is primarily attributable to increases in the provision for loan losses, an established valuation allowance for other real estate owned and increased loan collection expenses.

•	Net interest income, the Company’s main source of income, increased by 11.3% from $2.3 million during the three months ended March 31, 2010 to $2.5 million for the three months ended March 31, 2011.

•	Total assets increased by 1.7% from $203 million at December 31, 2010 to $206 million at March 31, 2011.

•	Net loans outstanding increased by 1.3% from $182 million at December 31, 2010 to $184 million as of March 31, 2011.

•	Deposits increased by 1.4% from $180 million at December 31, 2010 to $183 million at March 31, 2011.

•	Non-interest income increased by 15.9% from $346 thousand for the three months ended March 31, 2010 to $401 thousand for the three months ended March 31, 2011.

•	Non-interest expenses increased by 17.6% from $1.3 million for the three months ended March 31, 2010 to $1.5 million for the three months ended March 31, 2011.
A discussion of the factors leading to these changes can be found in the discussion below.
Critical Accounting Policies
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

The most significant accounting policies followed by CommerceFirst Bancorp, Inc. are presented in Note 1 to the Company’s audited consolidated financial statements incorporated by reference in its Annual Report on Form 10-K for the year ended December 31, 2010. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses as the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.
The Company believes it has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. These procedures include identifying and assessing possible impaired loans. The Company’s assessments may be affected in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.
RESULTS OF OPERATIONS
General. The Company reported net income of $448 thousand for the three months ended March 31, 2011 as compared to net income of $528 thousand for the three month period ended March 31, 2010. Net earnings declined during 2011 as compared to 2010 in spite of the increase in net interest margin because of an increase in the provision for loan losses of $234 thousand, expensed valuation allowance for declines in other real estate owned of $75 thousand and loan collection expenses of $57 thousand. Net interest margin increased primarily as the result of the reduction in the cost of deposits. The provision for loan losses was $681 thousand during 2011 as compared to $447 thousand in 2010, an increase of $234 thousand, or 52.4%. The Company continues to experience the detrimental effects of the weakened economy on its loan customers which effects are recognized through the Company’s provision for loan losses and loan charge-offs. The amount of non-accrual loans decreased by $140 thousand, or 1.9%, at March 31, 2011 as compared to December 31, 2010.
Net interest income increased in 2011 as compared to 2010 by $255 thousand, or 11.3%. This increase resulted primarily from the reduction in the cost of deposits. During 2010 a significant amount of high interest rate, longer term certificates of deposit matured and were either re-priced at lower rates or replaced with lower rate accounts resulting in decreases in costs of funds, increases in net interest income, net interest margin and net interest spread. However, the amount of such certificates available to be re-priced in future quarters is minimal.
Return on Average Assets and Average Equity. The following table shows the return on average assets and average equity for the period shown.

	Three Months Ended		Year ended
	March 31,		December 31,
	2011	2010	2010

Return on Average Equity	7.87%	9.89%	8.61%

Return on Average Earning Assets	0.91%	1.06%	0.94%

Ratio of Average Equity to Average Assets	11.19%	10.36%	10.62%

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
Total interest income decreased by $63 thousand or 2.0% to $3.1 million for the three month period ended March 31, 2011 as compared to the same period in 2010. This decrease in interest income was primarily attributable to the decline in the yield on the loans from 6.88% in 2010 to 6.66% in 2011. Further, interest income declined because of the $2.0 million decrease in average earning assets during 2011 as compared to. Interest income was adversely affected by the 6 basis point decline in the yield of the average earning assets from 6.37% in 2010 to 6.31% in 2011.
Interest expense decreased by $318 thousand or 35.9% to $568 thousand for the three months ended March 31, 2011 as compared to $886 thousand during the same three months of 2010. This decrease was primarily attributable to the 72 basis point decrease in the cost of funds from 2.2% during the first three months of 2010 to 1.5% during the first three months of 2011. Also contributing to the reduction in the cost of funds was $8.1 million decrease in average interest bearing liabilities during 2011 as compared to 2010.
The net interest income for the three month period ended March 31, 2011 was $2.5 million as compared to $2.3 million for the same period in 2010. Net interest income increased primarily because of the reduced cost of funds during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

The following table shows the average balances and average rates earned or paid on of the various categories of the Company’s assets and liabilities for the three month period ended March 31 of each year. Nonperforming loans are included in average loan balances in the following table:

	2011			2010			2009
THREE MONTHS	Average		Yields/	Average		Yields/	Average		Yields/
In thousands	Balance	Interest	Rates	Balance	Interest	Rates	Balance	Interest	Rates

Assets
Securities (1)	$527	$7	5.39%	$527	$7	5.39%	$3,539	$39	4.47%
Loans, net of unearned income (2)	186,284	3,057	6.66%	184,219	3,124	6.88%	156,328	2,710	7.03%
Interest-bearing deposits in other banks	11,036	13	0.48%	14,927	9	0.24%	1,966	2	0.41%
Federal funds sold	—	—	—	129	—	0.19%	3,277	3	0.37%

Total interest-earning assets	197,847	3,077	6.31%	199,802	3,140	6.37%	165,984	2,754	6.76%

Less allowance for loan losses	(3,319)			(2,428)			(2,035)
Non interest earning assets	9,127			8,631			6,909

Total assets	$203,655			$206,005			$169,984

Liabilities & Stockholders’ Equity
Interest-bearing deposits
Interest bearing demand deposits	$766	$—	0.05%	$712	$—	0.05%	$1,842	$—	0.00%
Money market deposit accounts	8,628	8	0.38%	8,453	9	0.43%	18,093	26	0.58%
Savings accounts	23,780	67	1.14%	12,036	44	1.48%	175	—	—
Certificates of deposit	122,695	493	1.63%	142,729	833	2.37%	109,954	1,138	4.20%

Total interest-bearing liabilities	155,869	568	1.48%	163,930	886	2.19%	130,064	1,164	3.63%

Demand deposits and other liabilities	25,005			20,727			19,543

Total liabilities	180,874			184,657			149,607

Stockholders’ equity	22,781			21,348			20,377

Total liabilities and stockholders’ equity	$203,655			$206,005			$169,984

Interest rate spread			4.83%			4.18%			3.13%

Net interest income and margin		$2,509	5.14%		$2,254	4.58%		$1,590	3.91%

(1)	Yields on securities are calculated based on amortized cost.

(2)	Loan balances include loans on nonaccrual
Net interest margin was 5.14% in the first three months of 2011, as compared to 4.58% in the comparable period in 2010. Interest spread was 4.83% in the first three months of 2011, as compared to the 4.18% in the first three months of 2010 reflecting the greater reduction in the cost of interest bearing funds as compared to the reduction of the earnings rates of interest earning assets. Absent a reduction in market interest rates, the Company does not anticipate continuing significant reductions in the cost of its interest bearing funds as a majority of the higher costing funds have been re-priced to lower levels.
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

	March 31, 2011 vs. 2010			March 31, 2010 vs. 2009
	Increase (Decrease)			Increase (Decrease)
In thousands	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets:
Federal funds sold	$—	$—	$—	$(3)	$—	$(3)
Interest bearing deposits	(2)	6	4	14	(7)	7
Investment portfolio	—	—	—	(33)	1	(32)
Loans receivable	35	(102)	(67)	484	(70)	414

Net Change in Interest Income	33	(96)	(63)	462	(76)	386

Interest Bearing Liabilities:
Interest bearing deposits	(44)	(274)	(318)	318	(596)	(278)

Net Change in Interest Expense	(44)	(274)	(318)	318	(596)	(278)

Change in Net Interest Income	$77	$178	$255	$144	$520	$664

Provision for Loan Losses. The provision for loan losses represents the amount charged against earnings to increase the allowance for loan losses to the level deemed appropriate by management. The provision for loan losses and the allowance for loan losses are based on management’s ongoing assessment of the Company’s credit exposure and consideration of certain other relevant factors. The provision for loan losses was $681 thousand the three months ended March 31, 2011 as compared to $447 thousand for the three months ended March 31, 2010. The Company has increased its provision for loan losses to address identified loan concerns and in recognition of the detrimental effect of the weakened economy. The allowance is comprised of specific and general allowance amounts.
Non-Interest Income. Non-interest income principally consists of gains from the sale of the guaranteed portion of Small Business Administration loans and from deposit account services charges. For the three months ended March 31, 2011, gains on sales of the guaranteed portion of SBA loans was $209 thousand whereas gains on sales of SBA loans amounted to $225 thousand during the first three months of 2010. Generally, the Company desires to sell the guaranteed portion of most additional SBA loans resulting in a continuing stream of income that may vary significantly from quarter to quarter, depending in part upon the volume of loans actually sold. Deposit account service charges and other income amounted to $149 thousand during the three months ended March 31, 2011 as compared to $121 thousand for the same period in 2010, reflecting an increase in the number of accounts subject to service charges on such deposit accounts. Also included in this increase was the increase in net rental income from rental of other real estate owned properties.
Non-Interest Expense. Total non-interest expenses increased by $224 thousand during the three month period ended March 31, 2011 as compared to the same period in 2010, a 17.6% increase. The 2011 expenses reflect $75 thousand of provision for declining value of other real estate owned; no such provision was expensed in 2010. Loan collection expenses increased by $41 thousand from $16 thousand during 2010 to $57 thousand in 2011 resulting from increased loan collection efforts.
Income Tax Expense. During the three months ended March 31, 2011, the Company recorded an income tax expense of $281 thousand as compared to a $349 thousand expense during the same period in 2010. The income tax expense was 38.6% of income before taxes in 2011 and 39.8% of income before taxes in 2010.
FINANCIAL CONDITION.
General. The Company’s assets at March 31, 2011 were $206.5 million, an increase of $3.4 million or 1.7%, from December 31, 2010. The gross loans totaled $187.7 million at March 31, 2011 and are comprised of real estate loans of $132.7 million, an increase of $2.1 million, or 1.6%, from December 31, 2010 and commercial loans of $52.3 million, an increase of $.7 million, or 1.3% from December 31, 2010. The changes noted above reflect the effect of reclassifying approximately $9.5 million of commercial loans to real estate loans during the second quarter of 2010. The reclassification resulted from a review by the Company of the risk profile of the loan portfolio. The majority of the reclassified loans are to entities whose cash flow is directly or indirectly significantly dependent upon the sale, refinance, or management of real estate assets or collections of the entities’ financing of real estate. None of these loans were on non-accrual or classified as substandard at the time of reclassification. At March 31, 2011, deposits totaled $182.7 million, an increase of $2.6 million, or 1.4%, from December 31, 2010. Deposits at March 31, 2011 are comprised primarily of certificates of deposit of $124.6 million, NOW and Money Market accounts of $8.9 million, savings accounts of $23.8 million and noninterest bearing deposits of $25.4 million.

Loan Portfolio. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At March 31, 2011, net loans were $184.1 million, a 1.3% increase from the $181.7 million in loans outstanding at December 31, 2010. Generally, loans are internally generated but the Company does periodically purchase loan participations from other local community banks. Lending activity is generally confined to the Company’s immediate market areas. The $2.4 million increase in loans is net of the sales of SBA guaranteed portions of loans in the amount of $2.1 million during the first quarter of 2011. Without these sales, loan balances would have increased by $4.5 million. The Company is continuing its efforts to attract quality credits with no dilution of credit underwriting standards. The current economic conditions have reduced the number of loan requests as well as the number of applicants that meet the Company’s underwriting standards.
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
Loans receivable, net is comprised of the following:

	March 31, 2011		March 31, 2010		December 31, 2010
		Percentage		Percentage		Percentage
(In thousands)	Balance	of Loans	Balance	of Loans	Balance	of Loans
Commercial and Industrial loans	$45,956	24.5%	$59,187	34.5%	$44,582	24.1%
SBA loans	7,071	3.8%	6,933	2.4%	7,742	4.2%
Real estate loans:
Owner occupied	85,296	45.4%	72,918	39.5%	85,633	46.3%
Non owner occupied	49,449	26.3%	45,897	23.6%	47,040	25.4%

Total real estate loans	134,745	71.7%	118,815	63.1%	132,673	71.7%

	187,772	100.0%	184,935	100.0%	184,997	100.0%

Unearned loan fees, net	(111)		(86)		(114)
Allowance for loan losses	(3,589)		(2,376)		(3,174)

	$184,072		$182,473		$181,709

Note:
The loan amounts and percentages for March 31, 2010 above do not reflect the effect of reclassifying approximately $9.5 million of commercial and industrial loans to real estate loans during the second quarter of 2010.

Real estate loans are secured by residential and commercial properties as follows:

(In thousands)	March 31, 2011	March 31, 2010	December 31, 2010
Real estate loans secured by:
Residential real estate	$24,908	$22,747	$24,307
Commercial real estate	109,837	96,068	108,366

Total real estate loans	$134,745	$118,815	$132,673

None of the loans secured by residential real estate are owner occupied properties.

The following table shows the interest rate sensitivity of the loan portfolio at March 31, 2011. Demand loans, loans without a stated maturity and overdrafts are reported as re-pricing in one year or less. Floating rate loans are reported to reflect the period until re-pricing.

	Loan Re-pricing as of March 31, 2011
	1 year		After
In thousands	or less	1-5 years	5 years	Total
Loans with:
Fixed interest rates	$13,172	$38,123	$938	$52,233
Floating and adjustable interest rates	64,227	71,312	—	135,539

Total loans receivable	$77,399	$109,435	$938	$187,772

Allowance for loan losses. The adequacy of the allowance for loan losses is evaluated based upon loan categories except for loans rated substandard, doubtful or loss, which are evaluated separately and assigned loss amounts based upon the evaluation. Loss ratios are applied to each category of loan to determine estimated loss amounts. Categories of loans are identified as commercial, SBA and mortgage loans. Loss ratios are determined based upon historical losses incurred adjusted for the effect of current economic conditions, any industry concentration or identified weakness in an industry, credit management and underwriting policy changes and secured versus unsecured nature of the loan category. At March 31, 2011, the range of the loss ratios used to determine estimated losses by loan category were: commercial loans — 1.1%; SBA loans (unguaranteed portion) — 6.9% and real estate loans- 0.2% to 1.5%. These loss ratios are approximately the same as those ratios applied at December 31, 2010. Additional losses are estimated resulting from additional identified risks factors, such as loans with underwriting exceptions, the level and direction of payment delinquencies and the level of large loans. Not all of these additional loss estimates are allocated to the separate loan categories.
The Company monitors its loan portfolio for indications of weaknesses through the review of borrowers’ financial condition, cash flows, loan payment delinquencies, economic factors occurring in borrowers’ business sectors and other information which may come to the Company through its contacts in the market place. The determination of the effect of the weaknesses noted on the repayment of the loans is an ongoing process as to each borrower. The Company may set aside specific loss reserves during this process in amounts determined on subjective bases until such time as the collectability of the loan from the borrowers’ primary repayment source(s) is in doubt. During this time, secondary and tertiary repayment sources, including liquidation of collateral, are evaluated which may result in additional specific loss reserves being established. Independent or internal appraisals and evaluations are performed to determine potential recovery amounts, or range of amounts, from the loan collateral and other payment sources. Collateral values are subject to change depending on market factors, collateral condition and method and timing of liquidation efforts. Loans, or portions of loans, for which the Company does not expect to obtain repayment are charged-off. In most cases, the Company has established specific reserves for the amount of the loan’s loss prior to the point of charge-off.
The adequacy of the allowance for loan losses is also reviewed at least quarterly using risk ratings applied to the loans based upon rating criteria consistent with regulatory definitions. The risk rating is adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and, in the case of commercial loans and commercial real estate loans, the normal periodic review of the underlying credit indicates that a change in risk rating is appropriate. An estimated “low” and “high” loss percentage is applied to loans in each risk rating. These loss percentages increase as the loan risk rating increases. Loans rated as substandard, doubtful or loss are evaluated separately and assigned loss amounts based upon the separate evaluation. Risks factors identified beyond individual loan risks, such as economic conditions, underwriting exceptions and loan concentrations are quantified based upon management’s estimations of loss exposure. Loss percentages used are generally based upon management’s best estimates considering losses incurred. Estimated “low” and “high” allowance for loan loss amounts are derived by accumulating the estimated losses using the “low” and “high” loss percentages for each risk rating and adding losses based upon separate loan evaluations and identified other risks. The actual allowance for loan losses is compared to this range to ascertain that it is reasonably situated within the range. In addition, on at least a quarterly basis, the recorded allowance for loan losses (as a percent of loans) is compared to peer group levels to ascertain the reasonableness of the estimate. At March 31, 2011, the actual allowance for loan losses of 1.91% was between the “high” allowance amount of 1.94% and the low range percent of 1.69%.

The allowance for loan losses represents 1.91% and 1.72% of loans receivable at March 31, 2011 and December 31, 2010, respectively. The increase in the allowance for loan losses as a percent of loans at March 31, 2011 as compared to December 31, 2010 resulted from increased specific reserves as well as general reserves reflecting the effect of the current economic conditions. There was no change in the methodology of determining the allowance for loan losses at March 31, 2011 as compared to December 31, 2010 apart from changes to loss factors based on management’s perception of economic environmental factors and trends. Management believes that the allowance for loan losses is adequate for each period presented.
The activity in the allowance for loan losses is shown in the following table.

	Three Months
	Ended	Year Ended December 31,
(In thousands)	March 31, 2011	2010	2009	2008	2007
Allowance for loan losses:
Beginning balance	$3,174	$2,380	$1,860	$1,665	$1,614
Charge-offs — Commercial and Industrial loans	(85)	(1,140)	(500)	(179)	(72)
Charge-offs — SBA loans	(143)	(447)	(463)	(318)	—
Recoveries — Commercial and Industrial loans	6	26	—	45	78
Recoveries — SBA loans	3	25	5	—	—
Real estate loans:
Charge-offs — Owner occupied	(47)	—	(138)	—	—
Charge-offs — Non owner occupied	—	(386)	—	—	—

Net recoveries (charge-offs)	(266)	(1,922)	(1,096)	(452)	6

Provision for loan losses	681	2,716	1,616	647	45

Ending balance	$3,589	$3,174	$2,380	$1,860	$1,665

Net recoveries (charge-offs) to average loans	(0.14%)	(1.04%)	(0.65%)	(0.33%)	0.00%
During 2011, loans to seven borrowers and related entities totaling $0.3 million were determined to be uncollectible and were charged-off.
The activity in the allowance for loan losses by category during the three months ended March 31, 2011 is shown in the following table.

			Real Estate Loans
	Commercial			Non-
	and	SBA	Owner	Owner
In thousands	Industrial	Loans	Occupied	Occupied	Unallocated	Total
Balance at December 31, 2010	$1,023	$627	$682	$715	$127	$3,174
Less loan charge offs	85	143	47	—	—	275
Loss recoveries	6	3	—	—	—	9
Provision for loan losses	367	11	229	63	11	681

Balance at March 31, 2011	$1,311	$498	$864	$778	$138	$3,589

Allowance for loans individually evaluated for impairment	$822	$119	$646	$426	$—	$2,013

Amount of loans individually evaluated for impairment	$1,445	$319	$8,673	$3,234	$—	$13,671

The activity in the allowance for loan losses by category during the three months ended March 31, 2010 is shown in the following table.

			Real Estate Loans
	Commercial			Non-
	and	SBA	Owner	Owner
In thousands	Industrial	Loans	Occupied	Occupied	Unallocated	Total
Balance at December 31, 2009	$1,290	$576	$168	$242	$104	$2,380
Loan charge offs	150	325	—	—	—	475
Loss recoveries	21	3	—	—	—	24
Provision for loan losses	198	163	21	78	(13)	447

Balance at March 31, 2010	$1,359	$417	$189	$320	$91	$2,376

Allowance for loans individually evaluated for impairment	$886	$54	$22	$46	$—	$988

Amount of loans individually evaluated for impairment	$2,631	$256	$8,725	$1,854	$—	$13,466

Additionally, the Company has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At March 31, 2011 the balance of this reserve was $60 thousand. The reserve, based on evaluations of the collectability of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.
Asset Quality. In its lending activities, the Company seeks to develop sound loans with customers who will grow with the Company. There has not been an effort to rapidly build the portfolio and earnings at the sacrifice of asset quality. At the same time, the extension of credit inevitably carries some risk of non-payment.
Below is a summary of the Company’s impaired loans at March 31, 2011 and December 31, 2010:

					For Period:
					Average
			Related Allowance for		Recorded	Interest Income
	Recorded Investment		Losses		Investment	Recognized
	March 31,	December 31,	March 31,	December 31,	March 31,	March 31,	December 31,
	2011	2010	2011	2010	2011	2011	2010
Non-accrual loans:
Commercial and Industrial loans:
With specific reserves	$1,186	$963	$791	$445	$985	$—	$25
Without specific reserves	—	—	—	—		—	—

	1,186	963	791	445	985	—	25

SBA loans:
With specific reserves	248	359	119	194	325	—	8
Without specific reserves	27	29	—	—	29	—	—

	275	388	119	194	354	—	8

Real Estate — Owner Occupied:
With specific reserves	3,202	3,140	646	483	3,179	—	64
Without specific reserves	545	816	—	—	613	—	17

	3,747	3,956	646	483	3,792	—	81

					For Period:
					Average
			Related Allowance for		Recorded	Interest Income
	Recorded Investment		Losses		Investment	Recognized
	March 31,	December 31,	March 31,	December 31,	March 31,	March 31,	December 31,
Continued	2011	2010	2011	2010	2011	2011	2010
Real Estate — Non Owner Occupied:
With specific reserves	1,935	1,976	426	399	1,966	—	41
Without specific reserves	—	—	—	—	—	—	—

	1,935	1,976	426	399	1,966	—	41

Total Non-accrual loans
With specific reserves	$6,571	$6,438	$1,982	$1,521	$6,455	$—	$138
Without specific reserves	572	845	—	—	642	—	17

Total Non-accrual loans	$7,143	$7,283	$1,982	$1,521	$7,097	$—	$155

TDR** loans:
Commercial and Industrial loans:
With specific reserves	$—	$—	$—	$—	$—	$—	$—
Without specific reserves	45	154	—	—	150	1	13

	$45	$154	—	—	150	1	13

Number of loans	1	1
Real Estate — Owner Occupied:
With specific reserves	2,051	2,051	13	13	2,051	60	125
Without specific reserves	—	—	—	—	—	—	—

	2,051	2,051	13	13	2,051	60	125

Number of loans	1	1
Real Estate — Non Owner Occupied:
With specific reserves	1,599	1,603	11	11	1,600	16	82
Without specific reserves	174	177	—	—	177	3	12

	1,773	1,780	11	11	1,777	19	94

Number of loans	7	7
Total Loans:
With specific reserves	$3,650	$3,654	$25	$25	$3,651	$76	207
Without specific reserves	219	331	—	—	327	4	25

Total TDR loans	$3,869	$3,985	$25	$25	$3,978	$80	$232

Number of loans	9	9

Other Impaired loans:
Commercial and Industrial loans:
With specific reserves	$—	$250	$—	$125	125	$—	$19
Without specific reserves	—	—	—	—	—	—	—

Total Other Impaired loans	$—	$250	$—	$125	125	$—	$19

Total Impaired Loans:
With specific reserves	$10,221	$10,342	$1,005	$1,671	10,231	$76	$364
Without specific reserves	791	1,176	—	—	969	4	42

Total Impaired loans	$11,012	$11,518	$1,005	$1,671	11,200	$80	$406

**	Troubled Debt Restructured

Non-accrual loan activity is summarized as follows:

	Three Months
	Ended	Year Ended December 31,
In thousands	March 31, 2011	2010	2009	2008	2007
Balance at the beginning of the period	$7,283	$2,734	$5,819	$1,125	$628
New loans placed on non-accrual	753	7,846	2,427	5,046	569
Less:
Loan restored to interest earning status	—	—	1,266	—	—
Paid-off: sold in foreclosure	—	—	576	—	—
Other real estate owned additions	—	945	2,462	—	—
Charge offs	275	1,973	1,101	236	72
Other including payments received	618	379	107	116	—

Balance at the end of the period	$7,143	$7,283	$2,734	$5,819	$1,125

Non-accrual loan activity by category during the three month period ended March 31, 2011 is summarized as follows:

		Commercial		Real Estate	Real Estate
		and		Owner	Non Owner
In thousands	Total	Industrial	SBA	Occupied	Occupied
Balance at the beginning of the period	$7,283	$963	$388	$3,956	$1,976
New loans placed on non-accrual	753	404	70	279	—
Less:
Charge offs	275	85	143	47	—
Other including payments received	618	96	40	441	41

Balance at the end of the period	$7,143	$1,186	$275	$3,747	$1,935

Non-accrual loan activity by category during the three month period ended March 31, 2010 is summarized as follows:

		Commercial		Real Estate	Real Estate
		and		Owner	Non Owner
In thousands	Total	Industrial	SBA	Occupied	Occupied
Balance at the beginning of the period	$2,734	$2,280	$454	$—	$—
New loans placed on non-accrual	403	—	403	—	—
Less:
Charge offs	475	—	475	—	—
Other including payments received	126	—	126	—	—

Balance at the end of the period	$2,536	$2,280	$256	$—	$—

Non-accrual loans with specific reserves at March 31, 2011 are comprised of:
Commercial loans — eight loans to seven borrowers totaling $1.2 million with $0.8 million of specific reserves established.
SBA loans — four loans to three borrowers totaling $248 thousand with $119 thousand of specific reserves established.
Owner-occupied Real Estate loans — five loans to six borrowers secured by commercial property in the amount of $3.2 million with specific reserves established for these loans in the amount of $646 thousand.
Non-owner Occupied Real Estate loans — five loans to four borrowers, secured by the residential and commercial property in the amount of $1.9 million, after a partial charge-off of $106 thousand and with specific reserves of $426 thousand established for the loans. The borrowers of four of the above loans are controlled by the same individual.
All of these loans are in various stages of collection.

At March 31, 2011, the Company has modified nine loans in amounts totaling $3.9 million which modifications qualify the loans as Troubled Debt Restructuring (TDR). These loans are included in the schedule above of accruing impaired loans. These borrowers are in compliance with the modified terms and are accruing interest. Changes made to the loans included the reduction of loan payments from principal and interest payments to interest only payments for specific time periods, the decrease in interest rates charged on a loan and the extension of the maturity of a loan. Specific reserves were established on the loans as appropriate. The majority of these loans were modified in the third quarter of 2010 as the adverse economic conditions hampered borrowers’ current cash flows.
TDRs included in non-accruing loans are summarized below. Generally the borrowers have not shown sustained compliance with the modified loan terms.

	Recorded	Specific	Recorded	Specific
	Amount	Reserve	Amount	Reserve
	March 31,	March 31,	December 31,	December 31,
In thousands	2011	2011	2010	2010
TDR on Non-accrual loans:
Commercial and Industrial loans:
With specific reserves	$151	$31	$—	$—
Without specific reserves				—

	151	31	—	—

Number of loans	1
SBA loans:
With specific reserves	—	—	50	50
Without specific reserves	—	—	—	—

	—	—	50	50

Number of loans			1
Real Estate — Owner Occupied:
With specific reserves	3,140	600	3,140	483
Without specific reserves	—	—	—	—

	3,140	600	3,140	483

Number of loans	4		4
Real Estate — Non Owner Occupied:
With specific reserves*	807	244	819	223
Without specific reserves	—	—	—	—

	807	244	819	223

Number of loans	2		2
Total TDR Non-accrual Loans:
With specific reserves	$4,098	$875	$4,009	$756
Without specific reserves	—	—	—	—

Total TDR Non-accrual loans	$4,098	$875	$4,009	$756

Number of loans	7		7
At March 31, 2011, there were $4.4 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, not reported as troubled debt restructures or as nonaccrual loans, but for which known information about possible credit problems causes the Company to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loans. The Company closely monitors the financial status of these borrowers.
Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. Interest may accrue on TDRs if the borrowers are consistently in compliance with the modified loan terms. During 2011, there were no amounts included in gross interest income attributable to loans in non-accrual status.

The following table shows the amounts of non-performing assets on the dates indicated:

	March 31,	December 31:
In thousands	2011	2010	2009	2008	2007
Nonaccrual loans:
Commercial and Industrial	$1,187	$963	$2,280	$1,676	$868
SBA	275	388	454	542	257
Real estate — owner occupied	3,746	3,956	—	3,601	—
Real estate — non owner occupied	1,935	1,976	—	—	—
Accrual loans —past due 90 days and over	—	—	—	—	—

Total non-performing loans	7,143	7,283	2,734	5,819	1,125

Other real estate owned	2,799	3,324	2,462	—	—

Total non-performing assets	$9,942	$10,607	$5,196	$5,819	$1,125

Accruing Troubled Debt Restructured loans	$3,869	$3,985	$1,263	—	—
Allowance for loan losses to total non-performing loans	50.2%	43.6%	87.1%	32.0%	148.0%
Non-performing loans to total loans	3.81%	3.94%	1.47%	3.80%	0.89%
Non-performing assets to total assets	4.81%	5.22%	2.59%	3.49%	0.76%
The payment status of loans receivable at March 31, 2011 is as follows:

		Commercial		Real Estate	Real Estate
		and		Owner	Non Owner
In thousands	Total	Industrial	SBA	Occupied	Occupied
Current accruing loans	$178,752	$44,765	$6,722	$81,142	$46,123
Current non-accruing loans	1,415	167	—	1,248	—
Past due loans:
30 to 89 days past due	1,877	—	74	412	1,391
90 days plus past due and accruing	—	—	—	—	—
Non-accrual loans, non current	5,728	1,020	275	2,498	1,935

Total past due loans	7,605	1,020	349	2,910	3,326

Total loans at the end of the period	$187,772	$45,952	$7,071	$85,300	$49,449

The Company applies risk ratings to the loans based upon rating criteria consistent with regulatory definitions. The risk ratings are adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and the normal periodic reviews of the underlying credits indicate that a change in risk rating is appropriate. A summary of the risk rating of loans receivable at March 31, 2011 follows:

		Commercial		Real Estate	Real Estate
		and		Owner	Non Owner
In thousands	Total	Industrial	SBA	Occupied	Occupied
Risk rated — pass	$174,103	$44,507	$6,752	$76,629	$46,215
Risk rated — special mention (loan weaknesses noted which could lead to loan loss)	4,236	323	44	2,570	1,299
Risk rated- substandard or doubtful (loans with significant weaknesses that could, or has, result in loan losses)	9,433	1,122	275	6,101	1,935

Total loans at the end of the period	$187,772	$45,952	$7,071	$85,300	$49,449

Real estate acquired through or in the process of foreclosure is recorded at fair value less estimated disposal costs. The Company periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using current estimates of fair value when it has reason to believe that real estate values have declined for the particular type and location of the real estate owned. In the event of a subsequent decline, an allowance would be provided to reduce real estate acquired through foreclosure to fair value less estimated disposal cost. The Company acquired through foreclosure a commercial building with a fair value of approximately $653 thousand in March 2009. Because of the decline in real estate values in this building’s area, the Company has reduced the carrying value of this owned building by $153 thousand during 2010 and $75 thousand in 2011 offsetting these reductions as increases in non-interest expenses. The Company acquired another commercial building by foreclosure in November 2009 with a fair value of approximately $1.8 million. The Company also acquired through foreclosure five residential properties, comprised of four condominium units and one single family residence, during the fourth quarter of 2010. The house and one of the condominiums were sold in 2011. The fair value of these properties, and the recorded amount of the other real estate owned was $555 thousand at March 31, 2011. The Company is leasing the commercial properties and several of the residential condominiums to others under short term leases as it offers them for sale. Net income from the operations of the properties was $16 thousand during the three months ended March 31, 2011 and $4 thousand during the first three months of 2010. There was no financing of OREO sales during 2011 or 2010.
Investment Portfolio. At March 31, 2011, December 31, 2010 and March 31, 2010, the Company had no investments in securities other than investments in Federal Reserve Bank stock as required by regulation and stock in two banker’s banks. The Company is maintaining its liquid assets in its account at the Federal Reserve and fully FDIC insured certificates of deposits in other financial institutions for safety and liquidity purposes. The Company will make additional investments when interest rates have increased and the Company has sufficient excess liquidity. The following table provides information regarding the composition of the Company’s investment securities portfolio at the dates indicated.

	Investment in Stocks
	March 31, 2011		December 31, 2010
In thousands	Amount	Percent	Amount	Percent
Investments in stocks, at cost;
Federal Reserve Stock	$465	88.24%	$465	88.24%
Corporate equities	62	11.76%	62	11.76%

Total stocks	$527	100.00%	$527	100.00%

These stock holdings are recorded at cost as they are not readily marketable.
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
The Company’s deposits consist of demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposit. These accounts provide the Company with a relatively stable source of funds. The Company generally targets larger deposit relationships by offering competitive interest rates on certificates of deposit of $75 thousand or more in our local markets. Deposits from the local market areas are supplemented with out-of-area deposits comprised of funds obtained through the use of deposit listing services (national market certificates of deposit), deposits obtained through the use of brokers and through the Certificates of Deposit Account Registry Service (CDARS) program. As a result, a substantial portion of our deposits, 23.1% at March 31, 2011 and 24.5% at December 31, 2010 and 34.2% at March 31, 2010, are comprised of certificate of deposit accounts of $100 thousand or more. Total certificates of deposit represent 68.2% of deposits at March 31, 2011 and 68.5% of deposits at December 31, 2010 and 75.9% at March 31, 2010.

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
At March 31, 2011, deposits totaled $182.7 million as compared to $180.1 million at December 31, 2010. The $2.6 million increase in deposits resulted from the $1.7 million increase in noninterest bearing deposits, the $0.8 million increase in savings accounts balance, the increase of $1.3 million in the amount of certificates of deposit and the decrease of $1.3 million in interest bearing demand deposits and money market accounts. There were $34.1 million and $33.1 million of brokered certificates of deposit at March 31, 2011 and December 31, 2010, respectively. Included in these brokered deposits at March 31, 2011 are $8.2 million of certificates of deposits received in exchange for the placement of the Company’s customers’ deposit funds with other financial institutions under the CDARS program. Included in deposits are deposits of officers and directors (and their affiliated entities) of $12.4 million at March 31, 2011.
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
Deposits are summarized below as of dates indicated:

	March 31,	%	December 31:
	2011	Change	2010	2009	2008
In thousands
Non-interest bearing deposits	$25,442	7.1%	$23,760	$21,024	$23,599
Interest bearing deposits:
NOW accounts	251	(80.4%)	1,279	$309	$1,247
Money Market accounts	8,618	(2.3%)	8,824	7,841	13,049
Savings accounts	23,796	3.6%	22,962	10,379	148
Certificates of deposit accounts:
Less than $100,000	82,437	4.1%	79,209	71,593	37,539
$100,000 or more	42,125	(4.4%)	44,076	67,499	69,659

Total interest bearing deposits	157,227	0.6%	156,350	157,621	121,642

Total deposits	$182,669	1.4%	$180,110	$178,645	$145,241

The table below shows the maturities of certificates of deposit:

	March 31, 2011		December 31, 2010
			CDs of
	CDs of $100,000		$100,000 or
	or more	All CDs	more	All CDs
In thousands
Three months or less	$15,520	$28,518	$9,228	$21,682
Over three months to six months	7,226	17,788	15,492	28,124
Over six months to twelve months	1,946	15,744	7,486	29,325
Over twelve months through three years	14,973	57,107	9,058	36,497
Over three years	2,460	5,405	2,812	7,657

Total	$42,125	$124,562	$44,076	$123,285

The table below shows the source of the Company’s certificate of deposits as well as the amount equal to or greater than $100,000 at March 31, 2011:

	CDs with	CDs with balances
	balances of less	of $100,000 or
In thousands	than $100,000	greater	Total
Source
Local markets	$6,472	$26,574	$33,046
National market	56,937	448	57,385
CDARS program:
Customers’ funds	571	7,545	8,116
Proprietary funding	3,704	6,355	10,059
Other brokered funds	14,753	1,203	15,956

Total	$82,437	$42,125	$124,562

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
The Company’s short term liquid assets of cash and cash equivalents were $15.4 million, or 7.5% of assets, and $13.7 million, or 6.8%, of assets at March 31, 2011 and December 31, 2010, respectively. Continued growth in deposits will be required to fund any loan growth. Accordingly, the Company intends to maintain a competitive posture in its deposit interest rate offerings. While adequate liquidity is imperative, excess liquidity has the effect of a lower interest margin, as funds not invested in loans are placed in short-term investments that earn significantly lower yields.
The Company has available unsecured credit facilities for short-term liquidity needs from financial institutions of $8.5 million at March 31, 2011 and December 31, 2010. There were no borrowings outstanding under these credit arrangements at during 2011 or 2010.
The Company believes its levels of liquidity are adequate to conduct the business of the Company and Bank.
OFF-BALANCE SHEET ARRANGEMENTS
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments for which collateral is deemed necessary. The Company has not been required to perform on any financial guarantees and has not recorded or incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of the Company. Outstanding letters of credit at March 31, 2011 and December 31, 2010 totaled $1.3 million.
Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. These commitments include commitments to lend funds as well as un-advanced loan funds. These commitments at March 31, 2011 totaled $34.1 million and $41.6 million at December 31, 2010. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

With the exception of these off-balance sheet arrangements, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.
CAPITAL ADEQUACY
The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At March 31, 2011, the Company and the Bank were in full compliance with these guidelines, as follows:

			Minimum Ratios
	March 31,	December 31,	To be “Adequately	To be “Well
	2011	2010	Capitalized”	Capitalized”
Total capital:
Company	13.1%	13.1%	8.0%	N/A
Bank	12.4%	12.3%	8.0%	10.0%
Tier I:
Company	11.9%	11.8%	4.0%	N/A
Bank	11.2%	11.1%	4.0%	6.0%
Leverage Total:
Company	11.2%	11.0%	4.0%	N/A
Bank	10.5%	10.3%	4.0%	5.0%
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable
ITEM 4 — CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
(b) Use of Proceeds.Not applicable.
(c) Issuer Purchases of Securities. None
Item 3. — Defaults Upon Senior Securities. None
Item 4 — [Removed and Reserved]
Item 5 — Other Information
(a) Information Required to be Reported on Form 8-K. None
(b) Changes in Security Holder Nomination Procedures. None

Item 6 — Exhibits

Exhibit No.		Description of Exhibits

3	(a)	Certificate of Incorporation of the Company, as amended (1)
3	(b)	Bylaws of the Company (1)
10	(a)	Employment Agreement between Richard J. Morgan and the Company (2)
10	(b)	Employment Agreement between Lamont Thomas and the Company (3)
10	(c)	First Amendment to Employment Agreement between Lamont Thomas and the Company (4)
10	(d)	Employment Agreement between Michael T. Storm and CommerceFirst Bank (5)
10	(e)	Extension of Employment Agreement between Richard J. Morgan and the Company (6)
11		Statement regarding Computation of Per Share Income — See Notes to Financial Statements.
21		Subsidiaries of the Registrant -The sole subsidiary of the Registrant is CommerceFirst Bank, a Maryland chartered commercial bank.
31	(a)	Certification of Richard J. Morgan, President and CEO
31	(b)	Certification of Michael T. Storm, Executive Vice President and Chief Financial Officer
32	(a)	Certification of Richard J. Morgan, President and Chief Executive Officer
32	(b)	Certification of Michael T. Storm, Executive Vice President and Chief Financial Officer

(1)	Incorporated by reference to exhibit of the same number filed with the Company’s Registration Statement on Form SB-2, as amended, (File No. 333-91817)

(2)	Incorporated by reference to exhibit 10(b) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

(3)	Incorporated by reference to exhibits 10(c) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

(4)	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

(5)	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

(6)	Incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed on January 30, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCEFIRST BANCORP, INC.
Date: May 9, 2011	By:	/s/ Richard J. Morgan
Richard J. Morgan, President and Chief Executive Officer

Date: May 9, 2011	By:	/s/ Michael T. Storm
Michael T. Storm, Executive Vice President and Chief Financial Officer