Form 10-Q
period 2011-06-30
COMMERCEFIRST BANCORP INC
filed 2011-08-04
CIK 1098813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2011

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
Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Securities Exchange Act). Yes ☐ No ☑
As of August 4, 2011 the number of outstanding shares of registrant’s common stock, par value $0.01 per share was: 1,820,548

CommerceFirst Bancorp, Inc.
FORM 10-Q

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition
June 30, 2011 and December 31, 2010
(Dollars in thousands except per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$2,072	$1,437
Interest bearing deposits	23,683	12,289
Cash and cash equivalents	25,755	13,726
Investments in restricted stocks, at cost	527	527

Loans receivable	180,620	184,883
Allowance for loan losses	(3,371)	(3,174)

Net loans receivable	177,249	181,709

Premises and equipment, net	464	556
Accrued interest receivable	721	750
Deferred income taxes	1,266	1,133
Other real estate owned	3,332	3,324
Other assets	1,282	1,399

Total Assets	$210,596	$203,124

LIABILITIES

Non-interest bearing deposits	$26,474	$23,760
Interest bearing deposits	160,164	156,350

Total deposits	186,638	180,110

Accrued interest payable	98	106
Other liabilities	594	543

Total Liabilities	187,330	180,759

STOCKHOLDERS’ EQUITY
Common stock — $.01 par value; authorized 4,000,000 shares
Issued and outstanding: 1,820,548 shares at June 30, 2011 and at December 31, 2010	18	18
Additional paid-in capital	17,853	17,853
Retained earnings	5,395	4,494

Total Stockholders’ Equity	23,266	22,365

Total Liabilities and Stockholders’ Equity	$210,596	$203,124

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
For the Six and Three Months ended June 30, 2011 and 2010 (Unaudited)
(Dollars in thousands except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$6,075	$6,292	$3,018	$3,168
Investment in stocks	14	14	7	7
Interest bearing deposits	28	24	15	15

Total interest income	6,117	6,330	3,040	3,190

Interest expense:
Deposits	1,118	1,747	550	861

Total interest expense	1,118	1,747	550	861

Net interest income	4,999	4,583	2,490	2,329

Less provision for loan losses	1,308	1,034	627	587

	3,691	3,549	1,863	1,742

Non-interest income:
Gain on sales of SBA loans	343	370	134	145
Gain on sales of other real estate owned	52	—	9	—
Service charges and other income	290	246	141	126

Total non-interest income	685	616	284	271

Non-interest expenses:
Compensation and benefits	1,543	1,464	771	743
Legal and professional	119	132	54	77
Rent and occupancy	282	279	137	140
Marketing and business development	46	48	28	26
FDIC insurance	155	156	66	80
Data processing	75	72	38	36
Support services	108	102	61	55
Loan collection	89	37	32	21
Other real estate owned loss provision	125	—	50	—
Communications	67	63	34	32
Depreciation and amortization	102	118	50	59
Other	208	169	98	96

Total non-interest expenses	2,919	2,640	1,419	1,365

Income before income taxes	1,457	1,525	728	648
Income tax expense	556	609	275	260

Net income	$901	$916	$453	$388

Basic and diluted earnings per share	$0.49	$0.50	$0.25	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2011 and 2010
(Dollars in thousands)
(Unaudited)

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
Balance December 31, 2009	$18	$17,853	$3,071	$20,942

Net income- June 30, 2010			916	916

Balance June 30, 2010	$18	$17,853	$3,987	$21,858

Balance December 31, 2010	$18	$17,853	$4,494	$22,365

Net income- June 30, 2011			901	901

Balance June 30, 2011	$18	$17,853	$5,395	$23,266

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(Dollars in thousands)
(Unaudited)

	June 30,	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$901	$916
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	102	118
Gain on sales of SBA loans	(343)	(370)
Gain on sale of other real estate owned	(52)	—
Provision for loan losses	1,308	1,034
Provision for losses on unfunded commitments	—	6
Write-downs of other real estate owned	125	—
Deferred income taxes	(133)	269
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	29	(124)
Decrease (increase) in other assets	117	(126)
Decrease in accrued interest payable	(8)	(19)
Increase in other liabilities	51	39

Net cash provided by operating activities	2,097	1,743

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of SBA loans	4,885	5,575
Increase in loans, net	(1,390)	(6,799)
Proceeds from sales of other real estate owned	724	—
Increase in other real estate owned	(805)	—
Purchase of premises and equipment	(10)	(28)

Net cash provided (used) by investing activities	3,404	(1,252)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in non-interest bearing deposits, net	2,714	2,357
Net increase in other deposits	3,814	7,050

Net cash provided by financing activities	6,528	9,407

Net increase in cash and cash equivalents	12,029	9,898
Cash and cash equivalents at beginning of period	13,726	10,488

Cash and cash equivalents at end of period	$25,755	$20,386

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,126	$1,766

Income taxes paid	$950	$620

Transfer of loans to real estate owned	$720	$653

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
The financial data at December 31, 2010 are derived from audited consolidated financial statements that are included in the Company’s Annual Report for the year ended December 31, 2010. The financial data at June 30, 2011 and 2010 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.
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
Cash and cash equivalents in the statement of cash flows include cash on hand, non-interest bearing amounts due from correspondent banks, interest and non-interest bearing deposits due from the Federal Reserve, certificate of deposits with maturities of less than one year and Federal funds sold, if any.
Certain prior period amounts have been reclassified to conform to the current period’s method of presentation.
Note 2. Fair value
ASC Section 820 — Fair Value Measurements and Disclosure defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Topic 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The hierarchy of valuation techniques is based on whether the inputs to those valuation techniques are observable or unobservable. These inputs are summarized in three broad levels as follows:
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
The Company’s bond holdings in the investment securities portfolio, if any, are the only asset or liability subject to fair value measurement on a recurring basis. No financial assets or liabilities are valued on a recurring basis under Level 1or Level 2 inputs at June 30, 2011 or December 31, 2010. The Company has financial and non-financial assets measured by fair value measurements on a non-recurring basis during 2011. At June 30, 2011, these assets include $6.7 million of non-accrual loans ($5.0 million after specific reserves) and other real estate owned of $3.3 million all of which are valued under Level 3 inputs.

The changes in the assets subject to fair value measurements are summarized below by Level:

	Level 1
	and
In thousands	Level 2	Level 3
December 31, 2010:
Loans	$—	$7,283
Other real estate owned	—	3,324

Total December 31, 2010	—	10,607

Activity:
Loans:
New loans measured at fair value	—	1,978
Payments and other loan reductions	—	(652)
Foreclosed — to other real estate owned	—	(720)
Loans charged-off	—	(1,182)

Net change in loans	—	(576)

Other real estate owned:
Additions to other real estate owned	—	806
Sales of other real estate owned	—	(673)
Provision for valuation reduction	—	(125)

Net change in other real estate owned	—	8

June 30, 2011:
Loans	—	6,707
Other real estate owned	—	3,332

Total June 30, 2011	$—	$10,039

The estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
In thousands	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,072	$2,072	$1,437	$1,437
Interest bearing deposits	23,683	23,683	12,289	12,289
Investments in restricted stock	527	527	527	527
Loans, net	177,249	186,943	181,709	191,353
Accrued interest receivable	721	721	750	750

Financial liabilities:
Non-interest bearing deposits	$26,474	$26,474	$23,760	$23,760
Interest bearing deposits	160,164	161,747	156,350	157,228
Accrued interest payable	98	98	106	106

Off-balance sheet commitments	—	—	—	—
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

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Weighted average shares outstanding	1,820,548	1,820,548	1,820,548	1,820,548
Common stock equivalents	—	—	—	—

Average common shares and equivalents	1,820,548	1,820,548	1,822,548	1,822,548

Net income	$901	$916	$453	$388
Basic earnings per share	$0.49	$0.50	$0.25	$0.21
Diluted earnings per share	$0.49	$0.50	$0.25	$0.21
During 2010, all of the outstanding warrants and options were excluded from the calculation of diluted income per share because they were anti-dilutive. All the warrants and options expired in 2010.
Note 4. Related Party Transactions
The Company paid $48 thousand during the first six months of 2011 for legal services to a firm of which a Director of the Company is a principal. The Company also paid $24 thousand during the six months ended June 30, 2011 for computer related services to a firm of which a Director is a principal. The above transactions have been consummated on terms equivalent to those that prevail in arms length transactions.
Executive officers, directors and their affiliated interests enter into loan transactions with the Company in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectability or present other unfavorable terms. At June 30, 2011 the amounts of such loans outstanding were $2.8 million.
Deposit balances of executive officers, directors and their affiliated interests totaled $11.4 million at June 30, 2011.
Note 5. Commitments and contingencies
The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments typically include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Outstanding commitments as of June 30, 2011 are as follows:

In millions
Loan commitments	$6.3
Unused lines of credit	$34.7
Letters of Credit	$1.2

Note 6. Recent Relevant Accounting Pronouncements
In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The main objective of this ASU is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The ASU requires that entities provide additional information to assist financial statement users in assessing their credit risk exposures and evaluating the adequacy of its allowance for credit losses. For the Company, the disclosures as of the end of a reporting period were required for the annual reporting periods ended December 31, 2010. Required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning January 1, 2011. The adoption of this ASU resulted in additional disclosures in the Company’s financial statements regarding its loan portfolio and related allowance for loan losses but does not change the accounting for loans or the allowance. The Company has complied with the reporting requirements as of June 30, 2011.
In April 2011, the FASB issued ASU No. 2011-02, Receivable (Topic 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The main objective of the ASU is to clarify a creditor’s evaluation of whether in modifying a loan it has granted a concession in circumstances that qualify the loan as a Troubled Debt Restructured (TDR) loan. These loans are subject to various accounting and disclosure requirements. The ASU is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Certain disclosures are required for loans considered as TDR loans resulting from the application of the ASU that were not considered TDR under prior guidance. The Company has complied with ASU No. 2011-02 as of June 30, 2011.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The main objective of the ASU is to conform the requirements for measuring fair value and the disclosure information under U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for the disclosure about fair value measurements. Other amendments clarify existing requirements and change particular principles or requirements for measuring fair value or disclosing information about fair value measurements. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011, early application for public entities is not permitted. The Company will review the requirements of ASU No. 2011-04 and comply with its requirements. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements
The FASB has issued several exposure drafts which, if adopted, would significantly alter the Company’s (and all other financial institutions’) method of accounting for, and reporting, its financial assets and some liabilities from a historical cost method to a fair value method of accounting as well as the reported amount of net interest income. Also, the FASB has issued an exposure draft regarding a change in the accounting for leases. Under this exposure draft, the total amount of “lease rights” and total amount of future payments required under all leases would be reflected on the balance sheets of all entities as assets and debt. If the changes under discussion in either of these exposure drafts are adopted, the financial statements of the Company could be materially impacted as to the amounts of recorded assets, liabilities, capital, net interest income, interest expense, depreciation expense, rent expense and net income. The Company has not determined the extent of the possible changes at this time. The exposure drafts are in different stages of review, approval and possible adoption. The FASB is scheduled to complete their deliberations by year end, December 31, 2011.

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
The Company’s assets increased modestly at June 30, 2011 from December 31, 2010 with increases in cash and cash equivalents offset by a decline in loans receivable. Earnings were substantially the same as the six month period ended June 30, 2010 as the increase in the provision for loan losses, write-downs on other real estate owned and loan collections expenses offset improvements in net interest income. The provision for loan losses continues to be high in recognition of the effect of uncertain economic conditions on the Company’s borrowers and collateral values as well as loan charge-offs. Key measurements and events for the period include the following:
•
The Company’s net income was $901 thousand during the six months ended June 30, 2011 as compared to net income of $916 thousand for the six months ended June 30, 2010. The $15 thousand decline in net income is primarily attributable to increases in the provision for loan losses, the write-downs of other real estate owned and increased loan collection expenses.

•	Net interest income, the Company’s main source of income, increased by 9.1% from $4.6 million during the six months ended June 30, 2010 to $5.0 million for the six months ended June 30, 2011.
•	Total assets increased by 3.7% from $203 million at December 31, 2010 to $211 million at June 30, 2011.
•	Net loans outstanding decreased by 2.5% from $182 million at December 31, 2010 to $177 million as of June 30, 2011.
•	Deposits increased by 3.6% from $180 million at December 31, 2010 to $187 million at June 30, 2011.
•	Non-interest income increased by 11.2% from $616 thousand for the six months ended June 30, 2010 to $685 thousand for the six months ended June 30, 2011.
•	Non-interest expenses increased by 10.6% from $2.6 million for the six months ended June 30, 2010 to $2.9 million for the six months ended June 30, 2011.

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
RESULTS OF OPERATIONS
General. The Company reported net income of $901 thousand for the six months ended June 30, 2011 as compared to net income of $916 thousand for the six month period ended June 30, 2010. Earnings declined slightly during 2011 as compared to 2010 as the increase in net interest income was largely offset by the increase in the provision for loan losses of $274 thousand, write-downs of other real estate owned of $125 thousand and loan collection expenses of $89 thousand. Net interest margin increased primarily as the result of the reduction in the cost of deposits. The provision for loan losses was $1.3 million during 2011 as compared to $1.0 million in 2010, an increase of $274 thousand, or 26.5%. The Company continues to experience the detrimental effects of the weakened economy on its loan customers which effects are recognized through the Company’s provision for loan losses and loan charge-offs. The amount of non-accrual loans decreased by $576 thousand, or 7.9%, at June 30, 2011 as compared to December 31, 2010.
Net interest income increased by $416 thousand, or 9.1%, in 2011 as compared to 2010. This increase resulted primarily from the reduction in the cost of deposits. During the second half of 2010 and the first half of 2011 a significant amount of high interest rate, longer term certificates of deposit matured and were either re-priced at lower rates or replaced with lower rate accounts resulting in decreases in costs of funds, increases in net interest income, net interest margin and net interest spread. However, the amount of such certificates available to be re-priced in future quarters is minimal.

Return on Average Assets and Average Equity. The following table shows the return on average assets and average equity for the period shown.

	Six Months Ended		Year ended
	June 30,		December 31,
	2011	2010	2010

Return on Average Equity	7.90%	8.55%	8.61%

Return on Average Earning Assets	0.91%	0.91%	0.94%

Ratio of Average Equity to Average Assets	11.18%	10.36%	10.62%
Six months ended June 30, 2011
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
Total interest income decreased by $213 thousand or 3.4% to $6.1 million for the six month period ended June 30, 2011 as compared to the same period in 2010. This decrease in interest income was primarily attributable to the decline in the yield on the loans from 6.31% in 2010 to 6.16% in 2011.
Interest expense decreased by $629 thousand or 36.0% to $1.1 million for the six months ended June 30, 2011 as compared to $1.7 million during the same six months of 2010. This decrease was primarily attributable to the 70 basis point decrease in the cost of funds from 2.14% during the first six months of 2010 to 1.44% during the first six months of 2011. Also contributing to the reduction in the cost of funds was $8.2 million decrease in average interest bearing liabilities during 2011 as compared to 2010.
The net interest income for the six month period ended June 30, 2011 was $5.0 million as compared to $4.6 million for the same period in 2010. Net interest income increased primarily because of the reduced cost of funds during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

The following table shows the average balances and average rates earned or paid on of the various categories of the Company’s assets and liabilities for the six month period ended June 30 of each year. Nonperforming loans are included in average loan balances in the following table:

	2011			2010			2009
SIX MONTHS	Average		Yields/	Average		Yields/	Average		Yields/
In thousands	Balance	Interest	Rates	Balance	Interest	Rates	Balance	Interest	Rates
Assets
Securities (1)	$527	$14	5.36%	$527	$14	5.36%	$3,539	$79	4.52%
Loans, net of unearned income (2)	185,485	6,075	6.60%	184,116	6,292	6.89%	150,151	5,586	7.03%
Interest-bearing deposits in other banks	14,304	28	0.39%	17,748	24	0.27%	6,163	8	0.26%
Federal funds sold	—	—	—	64	—	0.19%	1,726	2	0.23%

Total interest-earning assets	200,316	6,117	6.16%	202,455	6,330	6.31%	171,563	5,675	6.67%

Less allowance for loan losses	(3,538)			(2,391)			(2,126)
Non interest earning assets	8,996			8,565			5,571

Total assets	$205,774			$208,629			$175,008

Liabilities & Stockholders’ Equity
Interest-bearing deposits
Interest bearing demand deposits	$712	$—	0.05%	$724	$—	0.05%	$2,190	$1	0.09%
Money market deposit accounts	8,640	16	0.37%	8,022	20	0.50%	13,539	36	0.54%
Savings accounts	23,848	137	1.16%	13,496	101	1.51%	560	4	1.44%
Certificates of deposit	123,425	965	1.58%	142,589	1,626	2.30%	115,811	2,302	4.01%

Total interest-bearing liabilities	156,625	1,118	1.44%	164,831	1,747	2.14%	132,100	2,343	3.58%

Demand deposits and other liabilities	26,141			22,192			22,542

Total liabilities	182,766			187,023			154,642

Stockholders’ equity	23,008			21,606			20,366

Total liabilities and stockholders’ equity	$205,774			$208,629			$175,008

Interest rate spread			4.72%			4.17%			3.09%

Net interest income and margin		$4,999	5.03%		$4,583	4.56%		$3,332	3.92%

(1)	Yields on securities are calculated based on amortized cost.

(2)	Loan balances include loans on nonaccrual
Net interest margin was 5.03% in the first six months of 2011, as compared to 4.56% in the comparable period in 2010. Interest spread was 4.72% in the first six months of 2011, as compared to the 4.17% in the first six months of 2010 reflecting the larger reduction in the cost of interest bearing funds as compared to the reduction of the earnings rates of interest earning assets. Absent a reduction in market interest rates, the Company does not anticipate continuing significant reductions in the cost of its interest bearing funds as substantially all of the higher costing funds have been re-priced to lower levels.

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

	June 30, 2011 vs. 2010			June 30, 2010 vs. 2009
	Increase (Decrease)			Increase (Decrease)
In thousand	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets:
Loans receivable	$47	$(264)	$(217)	$836	$(130)	$706
Interest bearing deposits	(5)	9	4	14	2	16
Federal funds sold	—	—	—	(2)	—	(2)

Net Change in Interest Income	42	(255)	(213)	781	(126)	655

Interest Bearing Liabilities:
Interest bearing deposits	(72)	(557)	(629)	511	(1,107)	(596)

Net Change in Interest Expense	(72)	(557)	(629)	511	(1,107)	(596)

Change in Net Interest Income	$114	$302	$416	$270	$981	$1,251

Provision for Loan Losses. The provision for loan losses represents the amount charged against earnings to increase the allowance for loan losses to the level deemed appropriate by management. The provision for loan losses and the allowance for loan losses are based on management’s ongoing assessment of the Company’s credit exposure and consideration of certain other relevant factors. The provision for loan losses was $1.3 million the six months ended June 30, 2011 as compared to $1.0 million for the six months ended June 30, 2010. The Company has increased its provision for loan losses to address identified loan concerns and in recognition of the detrimental effect of the weakened economy. The allowance is comprised of specific and general allowance amounts.
Non-Interest Income. Non-interest income principally consists of gains from the sale of the guaranteed portion of Small Business Administration loans and sales of other real estate owned as well as from deposit account services charges. For the six months ended June 30, 2011, gains on sales of the guaranteed portion of SBA loans were $343 thousand whereas gains on sales of SBA loans amounted to $370 thousand during the first six months of 2010. Generally, the Company desires to sell the guaranteed portion of most additional SBA loans resulting in a continuing stream of income that may vary significantly from quarter to quarter, depending in part upon the volume of loans actually sold. The Company had gains from the sales of other real estate owned of $52 thousand in the first six months of 2011. There were no sales of other real estate owned in 2010. Deposit account service charges and other income amounted to $290 thousand during the six months ended June 30, 2011 as compared to $246 thousand for the same period in 2010, reflecting an increase in the number of accounts subject to service charges on such deposit accounts.
Non-Interest Expense. Total non-interest expenses increased by $279 thousand during the six month period ended June 30, 2011 as compared to the same period in 2010, a 10.6% increase. The 2011 expenses reflect $125 thousand of write-downs of other real estate owned reflecting declining market values; no such provision was expensed in 2010. Loan collection expenses increased by $52 thousand from $37 thousand during 2010 to $89 thousand in 2011 resulting from increased loan collection efforts.
Income Tax Expense. During the six months ended June 30, 2011, the Company recorded an income tax expense of $556 thousand as compared to a $609 thousand expense during the same period in 2010. The income tax expense was 38.2% of income before taxes in 2011 and 39.9% of income before taxes in 2010.
Three months ended June 30, 2011
Net Interest Income and Net Interest Margin. Total interest income decreased by $150 thousand or 4.7% to $3.0 million for the three month period ended June 30, 2011 as compared to the same period in 2010. This decrease in interest income was primarily attributable to the decline in the yield on the loans from 6.90% in 2010 to 6.55% in 2011.. Interest income was adversely affected by the 23 basis point decline in the yield of the average earning assets from 6.24% in 2010 to 6.01% in 2011.

Interest expense decreased by $311 thousand or 36.1% to $550 thousand for the three months ended June 30, 2011 as compared to $861 thousand during the same three months of 2010. This decrease was primarily attributable to the 68 basis point decrease in the cost of funds from 2.08% during the first three months of 2010 to 1.4% during the first three months of 2011. Also contributing to the reduction in the cost of funds was $8.3 million decrease in average interest bearing liabilities during 2011 as compared to 2010.
The net interest income for the three month period ended June 30, 2011 was $2.5 million as compared to $2.3 million for the same period in 2010. Net interest income increased primarily because of the reduced cost of funds during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.
The following table shows the average balances and average rates earned or paid on of the various categories of the Company’s assets and liabilities for the three month period ended June 30 of each year. Nonperforming loans are included in average loan balances in the following table:

	2011			2010			2009
THREE MONTHS	Average		Yields/	Average		Yields/	Average		Yields/
In thousands	Balance	Interest	Rates	Balance	Interest	Rates	Balance	Interest	Rates
Assets
Securities (1)	$527	$7	5.33%	$527	$7	5.33%	$3,508	$39	4.46%
Loans, net of unearned income (2)	184,767	3,018	6.55%	184,079	3,168	6.90%	163,937	2,876	7.04%
Interest-bearing deposits in other banks	17,516	15	0.34%	20,520	15	0.29%	8,807	6	0.27%
Federal funds sold	—	—	—	—	—	—	191	0	0.00%

Total interest-earning assets	202,810	3,040	6.01%	205,126	3,190	6.24%	176,443	2,921	6.76%

Less allowance for loan losses	(3,754)			(2,355)			(2,120)
Non interest earning assets	8,819			8,456			5,645

Total assets	$207,875			$211,227			$179,968

Liabilities & Stockholders’ Equity
Interest-bearing deposits
Interest bearing demand deposits	$660	$—	0.05%	$737	$—	0.05%	$2,535	$1	0.16%
Money market deposit accounts	8,673	8	0.37%	7,591	11	0.58%	12,201	10	0.33%
Savings accounts	23,915	70	1.17%	14,941	57	1.53%	941	4	1.70%
Certificates of deposit	124,126	472	1.53%	142,449	793	2.23%	121,651	1,164	3.84%

Total interest-bearing liabilities	157,374	550	1.40%	165,718	861	2.08%	137,328	1,179	3.44%

Demand deposits and other liabilities	27,248			23,646			21,990

Total liabilities	184,622			189,364			159,318

Stockholders’ equity	23,253			21,863			20,650

Total liabilities and stockholders’ equity	$207,875			$211,227			$179,968

Interest rate spread			4.61%			4.15%			3.20%

Net interest income and margin		$2,490	4.92%		$2,329	4.55%		$1,742	3.96%

(1)	Yields on securities are calculated based on amortized cost.

(2)	Loan balances include loans on nonaccrual
Net interest margin was 4.92% in the second quarter of 2011, as compared to 4.55% in the comparable period in 2010. Interest spread was 4.61% in the second quarter of 2011, as compared to the 4.15% in the second quarter of 2010 reflecting the greater reduction in the cost of interest bearing funds as compared to the reduction of the earnings rates of interest earning assets. Absent a reduction in market interest rates, the Company does not anticipate continuing significant reductions in the cost of its interest bearing funds as substantially all of the higher costing funds have been re-priced to lower levels.
Provision for Loan Losses. The provision for loan losses represents the amount charged against earnings to increase the allowance for loan losses to the level deemed appropriate by management. The provision for loan losses and the allowance for loan losses are based on management’s ongoing assessment of the Company’s credit exposure and consideration of certain other relevant factors. The provision for loan losses was $627 thousand the three months ended June 30, 2011 as compared to $587 thousand for the three months ended June 30, 2010. The Company has increased its provision for loan losses to address identified loan concerns and in recognition of the detrimental effect of the weakened economy. The allowance is comprised of specific and general allowance amounts.

Non-Interest Income. Non-interest income principally consists of gains from the sale of the guaranteed portion of Small Business Administration loans and from deposit account services charges. For the three months ended June 30, 2011, gains on sales of the guaranteed portion of SBA loans was $134 thousand whereas gains on sales of SBA loans amounted to $145 thousand during the same period in 2010. Deposit account service charges and other income amounted to $141 thousand during the three months ended June 30, 2011 as compared to $126 thousand for the same period in 2010, reflecting an increase in the number of accounts subject to service charges on such deposit accounts.
Non-Interest Expense. Total non-interest expenses increased by $54 thousand during the three month period ended June 30, 2011 as compared to the same period in 2010, a 4.0% increase. The 2011 expenses include $50 thousand of write-downs of other real estate owned reflecting declining values; no such provision was expensed in 2010. Loan collection expenses increased by $11 thousand from $21 thousand during 2010 to $32 thousand in 2011 resulting from increased loan collection efforts.
Income Tax Expense. During the three months ended June 30, 2011, the Company recorded an income tax expense of $275 thousand as compared to a $260 thousand expense during the same period in 2010. The income tax expense was 37.8% of income before taxes in 2011 and 40.2% of income before taxes in 2010.
FINANCIAL CONDITION.
General. The Company’s assets at June 30, 2011 were $211 million, an increase of $7.5 million or 3.7%, from December 31, 2010. The gross loans totaled $181 million at June 30, 2011 and are comprised of real estate loans of $129 million, a decrease of $4 million, or 3.1%, from December 31, 2010 and commercial loans, including SBA loans, of $52 million, a decrease of $.2 million, or 0.4% from December 31, 2010. At June 30, 2011, deposits totaled $187 million, an increase of $6.5 million, or 3.6%, from December 31, 2010. Deposits at June 30, 2011 are comprised primarily of certificates of deposit of $126 million, NOW and Money Market accounts of $10 million, savings accounts of $25 million and noninterest bearing deposits of $26 million.
Loan Portfolio. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At June 30, 2011, net loans were $177 million, a 2.5% decrease from the $182 million in the net loans at December 31, 2010. Generally, loans are internally generated but the Company does periodically purchase loan participations from other local community banks. Lending activity is generally confined to the Company’s immediate market areas. The $4 million decrease in loans is net of the sales of SBA guaranteed portions of loans in the amount of $5 million during the first half of 2011. Without these sales, loan balances would have increased by $1 million. The Company is continuing its efforts to attract quality credits with no dilution of credit underwriting standards. The current economic conditions have reduced the number of loan requests as well as the number of applicants that meet the Company’s underwriting standards.
The loan portfolio includes a significant amount of commercial real estate loans. The majority of these loans are secured by real property that is occupied by the borrowers’ businesses. The Company has approximately $0.8 million of acquisition and construction loans secured by residential building lots. The Company does not engage in foreign lending activities. Loans secured by residential real estate are loans to investors for commercial purposes. The Bank does not lend funds to consumers. The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

Loans receivable, net is comprised of the following:

	June 30, 2011		June 30, 2010		December 31, 2010
		Percentage		Percentage		Percentage
(In thousands)	Balance	of Loans	Balance	of Loans	Balance	of Loans
Commercial and Industrial loans	$44,446	24.6%	$48,831	26.3%	$44,582	24.1%
SBA loans	7,742	4.3%	5,566	3.0%	7,742	4.2%
Real estate loans:
Owner occupied	80,373	44.5%	83,217	44.8%	85,633	46.3%
Non owner occupied	48,159	26.6%	48,160	25.9%	47,040	25.4%

Total real estate loans	128,532	71.1%	131,377	70.7%	132,673	71.7%

	180,720	100.0%	184,774	100.0%	184,997	100.0%

Unearned loan fees, net	(100)		(112)		(114)
Allowance for loan losses	(3,371)		(2,000)		(3,174)

	$177,249		$182,473		$181,709

Real estate loans are secured by residential and commercial properties as follows:

(In thousands)	June 30, 2011	June 30, 2010	December 31, 2010
Real estate loans secured by:
Residential real estate	$24,687	$26,649	$24,307
Commercial real estate	103,845	104,728	108,366

Total real estate loans	$128,532	$131,377	$132,673

None of the loans secured by residential real estate are owner occupied properties.
The following table shows the interest rate sensitivity of the loan portfolio at June 30, 2011. Demand loans, loans without a stated maturity and overdrafts are reported as re-pricing in one year or less. Floating rate loans are reported to reflect the period until re-pricing.

	Loan Re-pricing as of June 30, 2011
	1 year		After
In thousands	or less	1-5 years	5 years	Total
Loans with:
Fixed interest rates	$11,658	$36,452	$1,297	$49,407
Floating and adjustable interest rates	62,377	68,936	—	131,313

Total loans receivable	$74,035	$105,388	$1,297	$180,720

Allowance for loan losses. The adequacy of the allowance for loan losses is evaluated based upon loan categories except for loans rated substandard, doubtful or loss, which are evaluated separately and assigned loss amounts based upon the evaluation. Loss ratios are applied to each category of loan to determine estimated loss amounts. Categories of loans are identified as commercial, SBA and mortgage loans. Loss ratios are determined based upon historical losses incurred adjusted for the effect of current economic conditions, any industry concentration or identified weakness in an industry, credit management and underwriting policy changes and secured versus unsecured nature of the loan category. At June 30, 2011, the range of the loss ratios used to determine estimated losses by loan category were: commercial loans — 1.3%; SBA loans (unguaranteed portion) — 6.7% and real estate loans- 0.2% to 0.9%. These loss ratios approximate those ratios applied at December 31, 2010. Additional losses are estimated resulting from additional identified risks factors, such as loans with underwriting exceptions, the level and direction of payment delinquencies and the level of large loans. Not all of these additional loss estimates are allocated to the separate loan categories.

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
The adequacy of the allowance for loan losses is also reviewed at least quarterly using risk ratings applied to the loans based upon rating criteria consistent with regulatory definitions. The risk rating is adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and, in the case of commercial loans and commercial real estate loans, the normal periodic review of the underlying credit indicates that a change in risk rating is appropriate. An estimated “low” and “high” loss percentage is applied to loans in each risk rating. These loss percentages increase as the loan risk rating increases. Loans rated as substandard, doubtful or loss are evaluated separately and assigned loss amounts based upon the separate evaluation. Risks factors identified beyond individual loan risks, such as economic conditions, underwriting exceptions and loan concentrations are quantified based upon management’s estimations of loss exposure. Loss percentages used are generally based upon management’s best estimates considering losses incurred. Estimated “low” and “high” allowance for loan loss amounts are derived by accumulating the estimated losses using the “low” and “high” loss percentages for each risk rating and adding losses based upon separate loan evaluations and identified other risks. The actual allowance for loan losses is compared to this range to ascertain that it is reasonably situated within the range. In addition, on at least a quarterly basis, the recorded allowance for loan losses (as a percent of loans) is compared to peer group levels to ascertain the reasonableness of the estimate. At June 30, 2011, the actual allowance for loan losses of 1.87% of loans was between the “high” allowance amount of 1.88% and the low range percent of 1.62%.
The allowance for loan losses represents 1.87% and 1.72% of loans receivable at June 30, 2011 and December 31, 2010, respectively. The increase in the allowance for loan losses as a percent of loans at June 30, 2011 as compared to December 31, 2010 results from increased specific reserves as well as general reserves reflecting the effect of the current economic conditions. There was no change in the methodology of determining the allowance for loan losses at June 30, 2011 as compared to December 31, 2010 apart from changes to loss factors based on management’s perception of economic environmental factors and trends. Management believes that the allowance for loan losses is adequate for each period presented. The activity in the allowance for loan losses is shown in the following table.

	Six Months
	Ended	Year Ended December 31,
(In thousands)	June 30, 2011	2010	2009	2008	2007
Allowance for loan losses:
Beginning balance	$3,174	$2,380	$1,860	$1,665	$1,614
Charge-offs — Commercial and Industrial loans	(407)	(1,140)	(500)	(179)	(72)
Charge-offs — SBA loans	(143)	(447)	(463)	(318)	—
Real estate loans:
Charge-offs — Owner occupied	(535)	—	(138)	—	—
Charge-offs — Non owner occupied	(96)	(386)	—	—	—
Recoveries — Commercial and Industrial loans	48	26	—	45	78
Recoveries — SBA loans	22	25	5	—	—

Net recoveries (charge-offs)	(1,111)	(1,922)	(1,096)	(452)	6

Provision for loan losses	1,308	2,716	1,616	647	45

Ending balance	$3,371	$3,174	$2,380	$1,860	$1,665

Net recoveries (charge-offs) to average loans	(0.60%)	(1.04%)	(0.65%)	(0.33%)	0.00%

During 2011, loans to twelve borrowers and related entities totaling $1.2 million were determined to be uncollectible and were charged-off.
The activity in the allowance for loan losses by category during the six months ended June 30, 2011 is shown in the following table.

			Real Estate Loans
	Commercial			Non-
	and	SBA	Owner	Owner
In thousands	Industrial	Loans	Occupied	Occupied	Unallocated	Total

Balance at December 31, 2010	$1,023	$627	$682	$715	$127	$3,174
Less loan charge offs	(407)	(143)	(535)	(96)		(1,181)
Loss recoveries	48	22	—	—		70
Provision for loan losses	771	111	230	182	14	1,308

Balance at June 30, 2011	$1,435	$617	$377	$801	$141	$3,371

Allowance for loans individually evaluated for impairment	$886	$225	$237	$473		$1,821

Amount of loans individually evaluated for impairment	$1,704	$319	$8,171	$6,462		$16,656

The activity in the allowance for loan losses by category during the six months ended June 30, 2010 is shown in the following table.

			Real Estate Loans
	Commercial			Non-
	and	SBA	Owner	Owner
In thousands	Industrial	Loans	Occupied	Occupied	Unallocated	Total

Balance at December 31, 2009	$1,290	$576	$168	$242	$104	$2,380
Loan charge offs	930	407	—	106	—	1,443
Loss recoveries	22	7	—	—	—	29
Provision for loan losses	295	192	275	214	58	1,034

Balance at June 30, 2010	$677	$368	$443	$350	$162	$2,000

Allowance for loans individually evaluated for impairment	$251	$23	$—	$14	$—	$288

Amount of loans individually evaluated for impairment	$2,851	$256	$3,094	$7,994	$—	$14,195

Additionally, the Company has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At June 30, 2011 the balance of this reserve was $60 thousand. The reserve, based on evaluations of the collectability of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.
Asset Quality. In its lending activities, the Company seeks to develop sound loans with customers who will grow with the Company. The Company has not, and does not intend to, rapidly build the portfolio and earnings at the sacrifice of asset quality. At the same time, the extension of credit inevitably carries some risk of non-payment.

Below is a summary of the recorded investment amount and related allowance for losses of the Company’s impaired loans at June 30, 2011 and December 31, 2010:

			Related Allowance for
	Recorded Investment		Losses
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
LOANS WITH SPECIFIC RESERVES:
Non-accrual loans:
Commercial and Industrial loans	$1,515	$963	$830	$445
SBA loans	277	359	225	194
Real Estate — Owner Occupied	2,021	3,140	237	483
Real Estate — Non Owner Occupied	2,350	1,976	430	399

Total Non-accrual loans	6,163	6,438	1,722	1,521

TDR** loans:
Real Estate — Owner Occupied	—	2,051	—	13
Real Estate — Non Owner Occupied	1,753	1,603	43	11

Total TDR loans	1,753	3,654	43	24

Number of loans	7	7

Other Impaired loans:
Commercial and Industrial loans	84	250	56	125

Total Other Impaired loans	84	250	56	125

LOANS WITHOUT SPECIFIC RESERVES:
Non-accrual loans:
SBA loans	—	29	—	—
Real Estate — Owner Occupied	544	816	—	—

Total Non-accrual loans	544	845	—	—

TDR** loans:
Commercial and Industrial loans	45	154	—	—
Real Estate — Owner Occupied	1,494	—	—	—
Real Estate — Non Owner Occupied	—	177	—	—

Total TDR loans	1,539	331	—	—

Number of loans	2	2

Total Impaired Loans:
Commercial and Industrial loans	$1,644	$1,367	$886	$570
SBA loans	277	388	225	194
Real Estate — Owner Occupied	4,059	6,007	237	496
Real Estate — Non Owner Occupied	4,103	3,756	473	410

Total Impaired loans	10,083	$11,518	$1,821	$1,670

**Troubled Debt Restructured

Below is a summary of the average recorded investment amount and recognized interest income related to the Company’s impaired loans during the six month and three month periods ended at June 30, 2011:

	Average Recorded Amount		Income Recorded
	For Periods Ended		For Periods Ended
	June 30, 2011		June 30, 2011
	Six Months	Three months	Six Months	Three Months
LOANS WITH SPECIFIC RESERVES:
Non-accrual loans:
Commercial and Industrial loans	$1,118	$1,218	$6	$—
SBA loans	297	276	—	—
Real Estate — Owner Occupied	3,017	2,896	—	—
Real Estate — Non Owner Occupied	2,010	2,043	—	—

Total Non-accrual loans	6,442	6,433	6	—

TDR** loans:
Real Estate — Owner Occupied	1,465	684	52	21
Real Estate — Non Owner Occupied	1,773	1,766	35	17

Total TDR loans	3,238	2,450	87	38

Other Impaired loans:
Commercial and Industrial loans	149	104	3	1

Total Other Impaired loans	149	104	3	1

LOANS WITHOUT SPECIFIC RESERVES:
Non-accrual loans:
SBA loans	24	21	—	—
Real Estate — Owner Occupied	583	562	—	—

Total Non-accrual loans	607	583	—	—

TDR** loans:
Commercial and Industrial loans	105	45	2	1
Real Estate — Owner Occupied	1,892	1,680	53	26

Total TDR loans	1,997	1,725	55	27

Total Impaired Loans:
Commercial and Industrial loans	$1,372	$1,367	$11	$2
SBA loans	321	297	—	—
Real Estate — Owner Occupied	6,957	5,822	105	47
Real Estate — Non Owner Occupied	3,783	3,809	35	17

Total Impaired loans	$12,433	$11,295	$151	$66

Non-accrual loan activity is summarized as follows:

	Six Months
	Ended	Year Ended December 31,
In thousands	June 30, 2011	2010	2009	2008	2007
Balance at the beginning of the period	$7,283	$2,734	$5,819	$1,125	$628
New loans placed on non-accrual	1,977	7,846	2,427	5,046	569
Less:
Loan restored to interest earning status	—	—	1,266	—	—
Other real estate owned additions	720	945	2,462	—	—
Charge offs	1,181	1,973	1,101	236	72
Other including payments received	652	379	683	116	—

Balance at the end of the period	$6,707	$7,283	$2,734	$5,819	$1,125

Non-accrual loan activity by category during the six month period ended June 30, 2011 is summarized as follows:

		Commercial		Real Estate	Real Estate
		and		Owner	Non Owner
In thousands	Total	Industrial	SBA	Occupied	Occupied
Balance at the beginning of the period	$7,283	$963	$388	$3,956	$1,976
New loans placed on non-accrual	1,977	1,063	111	279	524
Less:
Charge offs	1,181	407	143	535	96
Other including payments received	1,372	105	79	1,134	54

Balance at the end of the period	$6,707	$1,514	$277	$2,566	$2,350

Non-accrual loan activity by category during the six month period ended June 30, 2010 is summarized as follows:

		Commercial		Real Estate	Real Estate
		and		Owner	Non Owner
In thousands	Total	Industrial	SBA	Occupied	Occupied
Balance at the beginning of the period	$2,734	$2,280	$454	$—	$—
New loans placed on non-accrual	1,650	215	271	—	1,164
Less:
Charge offs	1,443	930	407	—	106
Other including payments received	208	53	155	—	—

Balance at the end of the period	$2,733	$1,512	$163	$—	$1,058

Non-accrual loans with specific reserves at June 30, 2011 are comprised of:
Commercial loans — ten loans to nine borrowers totaling $1.5 million with $830 thousand of specific reserves established.
SBA loans — seven loans to six borrowers totaling $277 thousand with $225 thousand of specific reserves established.
Owner-occupied Real Estate loans — three loans secured by commercial property in the amount of $2.6 million with specific reserves established for these loans in the amount of $237 thousand.
Non-owner Occupied Real Estate loans- six loans to five borrowers, secured by the residential and commercial property in the amount of $2.3 million, after partial charge-off of $200 thousand and with specific reserves of $430 thousand established for the loans. The borrowers on four of the above loans are controlled by the same individual.

All of these loans are in various stages of collection.
At June 30, 2011, the Company has modified nine loans in amounts totaling $3.3 million which modifications qualify the loans as Troubled Debt Restructuring (TDR). These loans are included in the schedule above of accruing impaired loans. These borrowers are in compliance with the modified terms and are accruing interest. Changes made to the loans included the reduction of loan payments from principal and interest payments to interest only payments for specific time periods, the decrease in interest rates charged on a loan and the extension of the maturity of a loan. Specific reserves were established on the loans as appropriate. The majority of these loans were modified in the third quarter of 2010 as the adverse economic conditions hampered borrowers’ current cash flows.
TDRs included in non-accruing loans are summarized below. Generally the borrowers have not shown sustained compliance with the modified loan terms.

	Recorded Investment		Related Allowance for Losses
	June 30,	December 31,	June 30,	December 31,
In thousands	2011	2010	2011	2010
TDRs with specific reserves:
Commercial and Industrial loans	$151	$—	$121	$—
SBA loans	—	50	—	40
Real Estate — Owner Occupied:	2,021	3,140	237	483
Real Estate — Non Owner Occupied:	794	819	244	223

Total non-accruing loans	$2,966	$4,009	$602	$746

Number of loans	5	7
Accruing TDR loan activity for the three and six months ended June 30, 2011 is shown in the following table.

			Real Estate Loans
	Commercial			Non-
	and	SBA	Owner	Owner
In thousands	Industrial	Loans	Occupied	Occupied	Total
Three Months
TDR loans at March 31, 2011	$45	$—	$2,051	$1,773	$3,869
New TDR loans	—	—	1,494	—	1,494
Principal payments received	—	—	(2,051)	(20)	(2,071)

Balance at June 30, 2011	$45	$—	$1,494	$1,753	$3,292

Six Months
TDR loans at December 31, 2010	$154	$—	$2,051	$1,780	$3,985
New TDR loans	45	—	1,494	—	1,539
Principal payments received	—	—	(2,051)	(27)	(2,078)
Loans moved to non-accrual*	(154)	—	—	—	(154)

Balance at June 30, 2011	$45	$—	$1,494	$1,753	$3,292

*	Accrued income reversed upon move to non-accrual
At June 30, 2011, there were $2.7 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, not reported as troubled debt restructures or as nonaccrual loans, but for which known information about possible credit problems causes the Company to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loans. The Company closely monitors the financial status of these borrowers.
Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. Interest may accrue on TDRs if the borrowers are consistently in compliance with the modified loan terms.

The following table shows the amounts of non-performing assets on the dates indicated:

	June 30,	December 31:
In thousands	2011	2010	2009	2008	2007
Nonaccrual loans:
Commercial and Industrial	$1,514	$963	$2,280	$1,676	$868
SBA	277	388	454	542	257
Real estate — owner occupied	2,566	3,956	—	3,601	—
Real estate — non owner occupied	2,350	1,976	—	—	—
Accrual loans —past due 90 days and over	—	—	—	—	—

Total non-performing loans	6,707	7,283	2,734	5,819	1,125

Other real estate owned	3,332	3,324	2,462	—	—

Total non-performing assets	$10,039	$10,607	$5,196	$5,819	$1,125

Accruing Troubled Debt Restructured loans	$3,292	$3,985	$1,263	—	—
Allowance for loan losses to total non-performing loans	33.6%	43.6%	87.1%	32.0%	148.0%
Non-performing loans to total loans	3.71%	3.94%	1.47%	3.80%	0.89%
Non-performing assets to total assets	4.77%	5.22%	2.59%	3.49%	0.76%
The payment status of loans receivable at June 30, 2011 is as follows:

		Commercial		Real Estate	Real Estate
		and		Owner	Non Owner
In thousands	Total	Industrial	SBA	Occupied	Occupied
Current accruing loans	$171,308	$42,465	$7,263	$75,771	$45,809
Current non-accruing loans	165	165	—	—	—
Past due loans:
30 to 89 days past due	2,705	467	202	2,036	—
90 days plus past due and accruing	—	—	—	—	—
Non-accrual loans, non current	6,542	1,349	277	2,566	2,350

Total past due loans	9,247	1,816	479	4,602	2,350

Total loans at the end of the period	$180,720	$44,446	$7,742	$80,373	$48,159

Above amounts exclude deferred fees
The Company applies risk ratings to the loans based upon rating criteria consistent with regulatory definitions. The risk ratings are adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and the normal periodic reviews of the underlying credits indicate that a change in risk rating is appropriate. A summary of the risk rating of loans receivable at June 30, 2011 follows:

		Commercial		Real Estate	Real Estate
		and		Owner	Non Owner
In thousands	Total	Industrial	SBA	Occupied	Occupied
Risk rated — pass	$167,359	$42,789	$7,424	$73,697	$43,449
Risk rated — special mention (loan weaknesses noted which could lead to loan loss)	4,112	59	41	1,652	2,360
Risk rated- substandard or doubtful (loans with significant weaknesses that could, or has, result in loan losses)	9,249	1,598	277	5,024	2,350

Total loans	$180,720	$44,446	$7,742	$80,373	$48,159

Above amounts exclude deferred fees

Real estate acquired through or in the process of foreclosure is recorded at fair value less estimated disposal costs. The Company periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using current estimates of fair value when it has reason to believe that real estate values have declined for the particular type and location of the real estate owned. In the event of a subsequent decline, an allowance would be provided to reduce real estate acquired through foreclosure to fair value less estimated disposal cost. The Company acquired through foreclosure a commercial building with a fair value of approximately $653 thousand in March 2009. Because of the decline in real estate values in this building’s area, the Company has reduced the carrying value of this owned building by $153 thousand during 2010 and $125 thousand in 2011 offsetting these reductions as increases in non-interest expenses. The Company acquired another commercial building by foreclosure in November 2009 with a fair value of approximately $1.8 million. The Company also acquired through foreclosure five residential properties, comprised of four condominium units and one single family residence, during the fourth quarter of 2010. The house and two of the condominiums were sold in 2011. The fair value of these properties, and the recorded amount of the other real estate owned was $392 thousand at June 30, 2011. In 2011 the Company acquired another commercial building through foreclosure with a fair value of $720 thousand. The Company is leasing two of the commercial properties to others under short term leases as it offers them for sale. Net income from the operations of the properties was $28 thousand during the six months ended June 30, 2011 and $4 thousand during the first six months of 2010. The Company capitalized $86 thousand of costs to update and improve two of the residential properties, one of which has been sold. The Company did not finance any of the property sales.
Investment Portfolio. At June 30, 2011, December 31, 2010 and June 30, 2010, the Company had no investments in securities other than investments in Federal Reserve Bank stock as required by regulation and stock in two banker’s banks. The Company is maintaining its liquid assets in its account at the Federal Reserve and fully FDIC insured certificates of deposits in other financial institutions for safety and liquidity purposes. The Company will make additional investments when interest rates have increased and the Company has sufficient excess liquidity. The following table provides information regarding the composition of the Company’s investment securities portfolio at the dates indicated.

	Investment in Stocks
	June 30, 2011		December 31, 2010
In thousands	Amount	Percent	Amount	Percent
Investments in stocks, at cost;
Federal Reserve Stock	$465	88.24%	$465	88.24%
Corporate equities	62	11.76%	62	11.76%

Total stocks	$527	100.00%	$527	100.00%

These stock holdings are recorded at cost as they are not readily marketable.
Deposits and Liquidity. The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. The Bank’s principal sources of funds for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits, and the payment for checks drawn upon it. The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions including the Federal Reserve. The levels of such assets are dependent on the Bank’s lending, investment and operating activities at any given time. The variations in levels of liquid assets are influenced by deposit flows and loan demand, both current and anticipated.
The Company’s deposits consist of demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposit. These accounts provide the Company with a relatively stable source of funds. The Company generally targets larger deposit relationships by offering competitive interest rates on certificates of deposit of $75 thousand or more in our local markets. Deposits from the local market areas are supplemented with out-of-area deposits comprised of funds obtained through the use of deposit listing services (national market certificates of deposit), deposits obtained through the use of brokers and through the Certificates of Deposit Account Registry Service (CDARS) program. As a result, a substantial portion of our deposits, 20.3% at June 30, 2011 and 24.5% at December 31, 2010 and 32.9% at June 30, 2010, are comprised of certificate of deposit accounts of $100 thousand or more. Total certificates of deposit represent 67.2% of deposits at June 30, 2011 and 68.5% of deposits at December 31, 2010 and 74.4% at June 30, 2010.

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
At June 30, 2011, deposits totaled $186.6 million as compared to $180.1 million at December 31, 2010. The $6.5 million increase in deposits resulted from the $2.7 million increase in noninterest bearing deposits, the $2.1 million increase in savings accounts balance, the increase of $2.1 million in the amount of certificates of deposit and the decrease of $0.4 million in interest bearing demand deposits and money market accounts. There were $36.6 million and $33.1 million of brokered certificates of deposit at June 30, 2011 and December 31, 2010, respectively. Included in these brokered deposits at June 30, 2011 are $7.6 million of certificates of deposits received in exchange for the placement of the Company’s customers’ deposit funds with other financial institutions under the CDARS program. Included in deposits are deposits of officers and directors (and their affiliated entities) of $11.4 million at June 30, 2011.
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
Deposits are summarized below as of dates indicated:

	June 30,	%	December 31:
In thousands	2011	Change	2010	2009	2008
Non-interest bearing deposits	$26,474	11.4%	$23,760	$21,024	$23,599
Interest bearing deposits:
NOW accounts	885	(30.8%)	1,279	309	1,247
Money Market accounts	8,828	0.0%	8,824	7,841	13,049
Savings accounts	25,104	9.3%	22,962	10,379	148
Certificates of deposit accounts:
Less than $100,000	87,462	10.4%	79,209	71,593	37,539
$100,000 or more	37,885	(14.1%)	44,076	67,499	69,659

Total interest bearing deposits	160,164	2.4%	156,350	157,621	121,642

Total deposits	$186,638	3.6%	$180,110	$178,645	$145,241

The table below shows the maturities of certificates of deposit:

	June 30, 2011		December 31, 2010
	CDs of $100,000		CDs of $100,000
In thousands	or more	All CDs	or more	All CDs
Three months or less	$6,894	$18,811	$9,228	$21,682
Over three months to six months	6,766	21,757	15,492	28,124
Over six months to twelve months	9,136	32,428	7,486	29,325
Over twelve months through three years	12,964	43,368	9,058	36,497
Over three years	2,125	8,983	2,812	7,657

Total	$37,885	$125,347	$44,076	$123,285

The table below shows the source of the Company’s certificate of deposits as well as the amount equal to or greater than $100,000 at June 30, 2011:

	CDs with	CDs with balances
	balances of less	of $100,000 or
In thousands	than $100,000	greater	Total
Source
Local markets	$5,888	$24,540	$30,428
National market	58,277	—	58,277
CDARS program:
Customers’ funds	—	7,554	7,554
Proprietary funding	4,268	5,791	10,059
Other brokered funds	19,029	—	19,029

Total	$87,462	$37,885	$125,347

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
The Company’s short term liquid assets of cash and cash equivalents were $25.8 million, or 12.2% of assets, and $13.7 million, or 6.8% of assets at June 30, 2011 and December 31, 2010, respectively. Continued growth in deposits will be required to fund any loan growth. Accordingly, the Company intends to maintain a competitive posture in its deposit interest rate offerings. While adequate liquidity is imperative, excess liquidity has the effect of a lower interest margin, as funds not invested in loans are placed in short-term investments that earn significantly lower yields.
The Company has available unsecured credit facilities for short-term liquidity needs from financial institutions of $8.5 million at June 30, 2011 and December 31, 2010. There were no borrowings outstanding under these credit arrangements at during 2011 or 2010.
The Company believes its levels of liquidity are adequate to conduct the business of the Company and Bank.
OFF-BALANCE SHEET ARRANGEMENTS
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments for which collateral is deemed necessary. The Company has not been required to perform on any financial guarantees and has not recorded or incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of the Company. Outstanding letters of credit at June 30, 2011 and December 31, 2010 totaled $1.2 million and $1.3 million, respectively.

Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. These commitments include commitments to lend funds as well as un-advanced loan funds. These commitments at June 30, 2011 totaled $41.0 million and $41.6 million at December 31, 2010. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
With the exception of these off-balance sheet arrangements, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.
CAPITAL ADEQUACY
The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At June 30, 2011, the Company and the Bank were in full compliance with these guidelines, as follows:

			Minimum Ratios
	June 30,	December 31,	To be “Adequately	To be “Well
	2011	2010	Capitalized”	Capitalized”
Total capital:
Company	13.8%	13.1%	8.0%	N/A
Bank	13.1%	12.3%	8.0%	10.0%
Tier I:
Company	12.6%	11.8%	4.0%	N/A
Bank	11.8%	11.1%	4.0%	6.0%
Leverage Total:
Company	11.2%	11.0%	4.0%	N/A
Bank	10.5%	10.3%	4.0%	5.0%
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
The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Financial Position at June 30, 2011 and December 31, 2010 (ii) the Consolidated Statement of Earnings for the six and three month periods ended June 30, 2011 and 2010, (iii) the Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010 and (iv) the Notes to the Consolidated Financial Statements

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

COMMERCEFIRST BANCORP, INC.
Date: August 4, 2011	By:	/s/ Richard J. Morgan
Richard J. Morgan, President and Chief Executive Officer

Date: August 4, 2011	By:	/s/ Michael T. Storm
Michael T. Storm, Executive Vice President and Chief Financial Officer