Form 10-Q
period 2011-09-30
COMMERCEFIRST BANCORP INC
filed 2011-11-04
CIK 1098813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Securities Exchange Act). Yes ☐ No ☑
As of November 1, 2011 the number of outstanding shares of registrant’s common stock, par value $0.01 per share was: 1,820,548

CommerceFirst Bancorp, Inc.
FORM 10-Q

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition
September 30, 2011 and December 31, 2010
(Dollars in thousands except per share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$2,158	$1,437
Interest bearing deposits	18,059	12,289

Cash and cash equivalents	20,217	13,726
Investments in restricted stocks, at cost	527	527

Loans receivable	180,748	184,883
Allowance for loan losses	(3,038)	(3,174)

Net loans receivable	177,710	181,709

Premises and equipment, net	442	556
Accrued interest receivable	754	750
Deferred income taxes	1,087	1,133
Other real estate owned	2,637	3,324
Other assets	1,423	1,399

Total Assets	$204,797	$203,124

LIABILITIES

Non-interest bearing deposits	$28,059	$23,760
Interest bearing deposits	152,208	156,350

Total deposits	180,267	180,110

Accrued interest payable	99	106
Other liabilities	670	543

Total Liabilities	181,036	180,759

STOCKHOLDERS’ EQUITY
Common stock — $.01 par value; authorized 4,000,000 shares. Issued and outstanding: 1,820,548 shares at September 30, 2011 and at December 31, 2010	18	18
Additional paid-in capital	17,853	17,853
Retained earnings	5,890	4,494

Total Stockholders’ Equity	23,761	22,365

Total Liabilities and Stockholders’ Equity	$204,797	$203,124

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
For the Nine and Three Months ended September 30, 2011 and 2010 (Unaudited)
(Dollars in thousands except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$9,099	$9,471	$3,024	$3,179
Investment in stocks	21	21	7	7
Interest bearing deposits	44	41	16	17

Total interest income	9,164	9,533	3,047	3,203

Interest expense:
Deposits	1,628	2,500	510	753

Total interest expense	1,628	2,500	510	753

Net interest income	7,536	7,033	2,537	2,450

Less provision for loan losses	1,894	1,646	586	612

	5,642	5,387	1,951	1,838

Non-interest income:
Gain on sales of SBA loans	366	419	23	49
Gain on sales of other real estate owned	97	—	45	—
Service charges and other income	448	361	158	115

Total non-interest income	911	780	226	164

Non-interest expenses:
Compensation and benefits	2,328	2,220	785	756
Legal and professional	172	188	53	56
Rent and occupancy	429	424	147	145
Marketing and business development	64	64	18	16
FDIC insurance	168	239	13	83
Data processing	115	109	40	37
Support services	157	149	49	47
Loan collection	145	49	56	12
Other real estate owned loss provision	125	75	—	75
Communications	99	95	32	32
Depreciation and amortization	148	175	46	57
Other	322	261	114	92

Total non-interest expenses	4,272	4,048	1,353	1,408

Income before income taxes	2,281	2,119	824	594
Income tax expense	885	847	329	238

Net income	$1,396	$1,272	$495	$356

Basic and diluted earnings per share	$0.77	$0.70	$0.27	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2011 and 2010
(Dollars in thousands)
(Unaudited)

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
Balance December 31, 2009	$18	$17,853	$3,071	$20,942

Net income- September 30, 2010	—	—	1,272	1,272

Balance September 30, 2010	$18	$17,853	$4,343	$22,214

Balance December 31, 2010	$18	$17,853	$4,494	$22,365

Net income- September 30, 2011	—	—	1,396	1,396

Balance September 30, 2011	$18	$17,853	$5,890	$23,761

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(Dollars in thousands)
(Unaudited)

	September 30,	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,396	$1,272
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	148	175
Gain on sales of SBA loans	(366)	(419)
Gain on sales of other real estate owned	(97)	—
Provision for loan losses	1,894	1,646
Provision for losses on unfunded commitments	—	6
Write-downs of other real estate owned	125	75
Deferred income taxes	46	29
Change in assets and liabilities:
Increase in accrued interest receivable	(4)	(89)
Increase in other assets	(24)	(64)
Decrease in accrued interest payable	(7)	(25)
Increase in other liabilities	127	42

Net cash provided by operating activities	3,238	2,648

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of SBA loans	5,132	6,635
Increase in loans, net	(3,738)	(6,858)
Proceeds from sales of other real estate owned	1,736	—
Purchase of premises and equipment	(34)	(32)

Net cash provided (used) by investing activities	3,096	(255)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in non-interest bearing deposits, net	4,299	4,308
(Decrease) increase in other deposits, net	(4,142)	13

Net cash provided by financing activities	157	4,321

Net increase in cash and cash equivalents	6,491	6,714
Cash and cash equivalents at beginning of period	13,726	10,488

Cash and cash equivalents at end of period	$20,217	$17,202

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,635	$2,525

Income taxes paid	$1,275	$1,140

Transfer of loans to real estate owned	$1,077	$—

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
The financial data at December 31, 2010 are derived from audited consolidated financial statements that are included in the Company’s Annual Report for the year ended December 31, 2010. The financial data at September 30, 2011 and 2010 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.
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
The Company’s bond holdings in the investment securities portfolio, if any, are the only asset or liability subject to fair value measurement on a recurring basis. No financial assets or liabilities are valued on a recurring basis under Level 1 or Level 2 inputs at September 30, 2011 or December 31, 2010. The Company has financial and non-financial assets measured by fair value measurements on a non-recurring basis during 2011. At September 30, 2011, these assets include $5.0 million of non-accrual loans ($3.7 million after specific reserves) and other real estate owned of $2.6 million all of which are valued under Level 3 inputs.

The changes in the assets subject to fair value measurements on a non-recurring basis are summarized below by Level:

	Level 1
	and
In thousands	Level 2	Level 3
December 31, 2010:
Loans	$—	$7,283
Other real estate owned	—	3,324

Total December 31, 2010	—	10,607

Activity:
Loans:
New loans measured at fair value	—	2,323
Payments and other loan reductions	—	(1,479)
Foreclosed — to other real estate owned	—	(979)
Loans charged-off	—	(2,158)

Net change in loans	—	(2,293)

Other real estate owned:
Additions to other real estate owned	—	1,077
Sales of other real estate owned	—	(1,639)
Provision for valuation reduction	—	(125)

Net change in other real estate owned	—	(687)

September 30, 2011:
Loans	—	4,990
Other real estate owned	—	2,637

Total September 30, 2011	$—	$7,627

The estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
In thousands	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,158	$2,158	$1,437	$1,437
Interest bearing deposits	18,059	18,059	12,289	12,289
Investments in restricted stock	527	527	527	527
Loans, net	177,710	187,774	181,709	191,353
Accrued interest receivable	754	754	750	750

Financial liabilities:
Non-interest bearing deposits	$28,059	$28,059	$23,760	$23,760
Interest bearing deposits	152,208	153,834	156,350	157,228
Accrued interest payable	99	99	106	106

Off-balance sheet commitments	—	—	—	—

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

	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Weighted average shares outstanding	1,820,548	1,820,548	1,820,548	1,820,548
Common stock equivalents	—	—	—	—

Average common shares and equivalents	1,820,548	1,820,548	1,820,548	1,820,548

Net income	$1,396	$1,272	$495	$356
Basic earnings per share	$0.77	$0.70	$0.27	$0.20
Diluted earnings per share	$0.77	$0.70	$0.27	$0.20
During 2010, all of the outstanding warrants and options were excluded from the calculation of diluted income per share because they were anti-dilutive. All the warrants and options expired in 2010.
Note 4. Related Party Transactions
The Company paid $90 thousand during the first nine months of 2011 for legal services to a firm of which a Director of the Company is a principal. The Company also paid $37 thousand during the nine months ended September 30, 2011 for computer related services to a firm of which a Director is a principal. The above transactions have been consummated on terms equivalent to those that prevail in arms length transactions.
Executive officers, directors and their affiliated interests enter into loan transactions with the Company in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectability or present other unfavorable terms. At September 30, 2011 the amounts of such loans outstanding were $2.9 million.
Deposit balances of executive officers, directors and their affiliated interests totaled $11.8 million at September 30, 2011.

Note 5. Commitments and contingencies
The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments typically include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Outstanding commitments as of September 30, 2011 are as follows:

In millions
Loan commitments	$8.2
Unused lines of credit	$32.8
Letters of Credit	$1.3
Note 6. Recent Relevant Accounting Pronouncements
In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The main objective of this ASU is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The ASU requires that entities provide additional information to assist financial statement users in assessing their credit risk exposures and evaluating the adequacy of its allowance for credit losses. For the Company, the disclosures as of the end of a reporting period were required for the annual reporting periods ended December 31, 2010. Required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning January 1, 2011. The adoption of this ASU resulted in additional disclosures in the Company’s financial statements regarding its loan portfolio and related allowance for loan losses but does not change the accounting for loans or the allowance. The Company has complied with the reporting requirements as of September 30, 2011.
In April 2011, the FASB issued ASU No. 2011-02, Receivable (Topic 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The main objective of the ASU is to clarify a creditor’s evaluation of whether in modifying a loan it has granted a concession in circumstances that qualify the loan as a Troubled Debt Restructured (TDR) loan. These loans are subject to various accounting and disclosure requirements. The ASU is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Certain disclosures are required for loans considered as TDR loans resulting from the application of the ASU that were not considered TDR loans under prior guidance. The Company has complied with ASU No. 2011-02 as of September 30, 2011.
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

The FASB has issued several exposure drafts which, if adopted, would significantly alter the Company’s (and all other financial institutions’) method of accounting for, and reporting, its financial assets and some liabilities from a historical cost method to a fair value method of accounting as well as the reported amount of net interest income. Also, the FASB has issued an exposure draft regarding a change in the accounting for leases. Under this exposure draft, the total amount of “lease rights” and total amount of future payments required under all leases would be reflected on the balance sheets of all entities as assets and debt. If the changes under discussion in either of these exposure drafts are adopted, the financial statements of the Company could be materially impacted as to the amounts of recorded assets, liabilities, capital, net interest income, interest expense, depreciation expense, rent expense and net income. The Company has not determined the extent of the possible changes at this time. The exposure drafts are in different stages of review and consideration. The FASB is scheduled to complete their deliberations by year end, December 31, 2011.

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
The Company’s assets increased modestly at September 30, 2011 from December 31, 2010 with increases in cash and cash equivalents offset by a decline in loans receivable. Earnings increased 9.8% in the nine month period ended September 30, 2011 as compared to the nine months ended September 30, 2010. The improvement in net interest income offset the increases in the provision for loan losses, write-downs on other real estate owned and loan collections expenses. The provision for loan losses continues to be high in recognition of the effect of uncertain economic conditions on the Company’s borrowers and collateral values as well as loan charge-offs. Key measurements and events for the period include the following:
•	The Company’s net income was $1.4 million during the nine months ended September 30, 2011 as compared to net income of $1.3 million for the nine months ended September 30, 2010.
•
Net interest income, the Company’s main source of income, increased by 7.2% from $7.0 million during the nine months ended September 30, 2010 to $7.5 million for the nine months ended September 30, 2011.

•	Total assets increased by 0.8% from $203 million at December 31, 2010 to $205 million at September 30, 2011.
•	Net loans outstanding decreased by 2.2% from $182 million at December 31, 2010 to $178 million as of September 30, 2011.
•	Deposits increased by 0.1% from $180.1 million at December 31, 2010 to $180.3 million at September 30, 2011.
•	Non-interest income increased by 16.8% from $780 thousand for the nine months ended September 30, 2010 to $911 thousand for the nine months ended September 30, 2011.
•	Non-interest expenses increased by 5.5% from $4.0 million for the nine months ended September 30, 2010 to $4.3 million for the nine months ended September 30, 2011.
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

RESULTS OF OPERATIONS
General. The Company reported net income of $1.4 million for the nine months ended September 30, 2011 as compared to net income of $1.3 million for the nine month period ended September 30, 2010. Earnings increased during 2011 as compared to 2010 because the increase in net interest income exceeded the increase in the provision for loan losses of $248 thousand, the write-downs of other real estate owned of $125 thousand and the increase in loan collection expenses of $96 thousand. Net interest margin increased primarily as the result of the reduction in the cost of deposits. The provision for loan losses was $1.9 million during 2011 as compared to $1.6 million in 2010, an increase of $248 thousand, or 15.1%. The Company continues to experience the detrimental effects of the weakened economy on its loan customers which effects are recognized through the Company’s provision for loan losses and loan charge-offs. The amount of non-accrual loans decreased by $2.3 million, or 31.5%, at September 30, 2011 as compared to December 31, 2010.
Net interest income increased by $503 thousand, or 7.2%, in 2011 as compared to 2010. This increase resulted primarily from the reduction in the cost of deposits. During the second half of 2010 and the first half of 2011 a significant amount of high interest rate, longer term certificates of deposit matured and were either re-priced at lower rates or replaced with lower rate accounts resulting in decreases in costs of funds, increases in net interest income, net interest margin and net interest spread. However, the amount of such high interest rate certificates available to be re-priced in future quarters is minimal.
Return on Average Assets and Average Equity. The following table shows the return on average assets and average equity for the period shown.

	Nine Months Ended		Year ended
	September 30,		December 31,
	2011	2010	2010

Return on Average Equity	8.03%	7.80%	8.61%

Return on Average Earning Assets	0.93%	0.84%	0.94%

Ratio of Average Equity to Average Assets	11.27%	10.45%	10.62%
Nine months ended September 30, 2011
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
Total interest income decreased by $369 thousand or 3.9% to $9.2 million for the nine month period ended September 30, 2011 as compared to the same period in 2010. This decrease in interest income was primarily attributable to the decline in the yield on loans from 6.86% in 2010 to 6.63% in 2011.
Interest expense decreased by $872 thousand or 34.9% to $1.6 million for the nine months ended September 30, 2011 as compared to $2.5 million during the same nine months of 2010. This decrease was primarily attributable to the 65 basis point decrease in the cost of funds from 2.04% during the first nine months of 2010 to 1.39% during the first nine months of 2011. Also contributing to the reduction in the cost of funds was a $7.5 million decrease in average interest bearing liabilities during 2011 as compared to 2010.

The net interest income for the nine month period ended September 30, 2011 was $7.5 million as compared to $7.0 million for the same period in 2010. Net interest income increased primarily because of the reduced cost of funds during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.
The following table shows the average balances and average rates earned or paid on of the various categories of the Company’s assets and liabilities for the nine month period ended September 30 of each year. Nonperforming loans are included in average loan balances in the following table:

NINE MONTHS	2011			2010			2009
	Average		Yields/	Average		Yields/	Average		Yields/
In thousands	Balance	Interest	Rates	Balance	Interest	Rates	Balance	Interest	Rates
Assets
Loans, net of unearned income (2)	$183,500	$9,099	6.63%	$184,680	$9,471	6.86%	$165,615	$8,606	6.95%
Interest-bearing deposits in other banks	16,603	44	0.35%	17,330	41	0.32%	8,984	17	0.25%
Securities (1)	527	21	5.33%	527	21	5.33%	3,018	101	4.47%
Federal funds sold	—	—	—	43	—	0.19%	1,211	2	0.22%

Total interest-earning assets	200,630	9,164	6.10%	202,580	9,533	6.29%	178,828	8,726	6.52%

Less allowance for loan losses	(3,492)			(2,326)			(2,133)
Non interest earning assets	9,108			8,454			5,693

Total assets	$206,246			$208,708			$182,388

Liabilities & Stockholders’ Equity
Interest-bearing deposits
Interest bearing demand deposits	$645	$—	0.04%	$714	$—	0.04%	$1,965	$1	0.07%
Money market deposit accounts	8,536	24	0.38%	7,911	28	0.47%	12,335	49	0.53%
Savings accounts	24,547	207	1.13%	15,563	164	1.41%	2,183	31	1.90%
Certificates of deposit	122,434	1,397	1.53%	139,435	2,308	2.21%	123,267	3,466	3.76%

Total interest-bearing liabilities	156,162	1,628	1.39%	163,623	2,500	2.04%	139,750	3,547	3.39%

Demand deposits and other liabilities	26,850			23,275			22,130

Total liabilities	183,012			186,898			161,880

Stockholders’ equity	23,234			21,810			20,508

Total liabilities and stockholders’ equity	$206,246			$208,708			$182,388

Interest rate spread			4.71%			4.25%			3.13%

Net interest income and margin		$7,536	5.02%		$7,033	4.64%		$5,179	3.87%

(1)	Yields on securities are calculated based on amortized cost.

(2)	Loan balances include loans on nonaccrual
Net interest margin was 5.02% in the first nine months of 2011, as compared to 4.64% in the comparable period in 2010. Interest spread was 4.71% in the first nine months of 2011, as compared to the 4.25% in the first nine months of 2010 reflecting the larger reduction in the cost of interest bearing funds as compared to the reduction of the earnings rates of interest earning assets. Absent a reduction in market interest rates, the Company does not anticipate continuing significant reductions in the cost of its interest bearing funds as substantially all of the significantly higher costing funds have been re-priced to lower levels.

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

	September 30, 2011 vs.			September 30, 2010 vs.
	2010			2009
	Increase (Decrease)			Increase (Decrease)
In thousand	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets:
Loans receivable	$(61)	$(311)	$(372)	$991	$(126)	$865
Interest bearing deposits	(2)	5	3	16	8	24
Investment portfolio	—	—	—	(84)	4	(80)
Federal funds sold	—	—	—	(2)	—	(2)

Net Change in Interest Income	(63)	(306)	(369)	921	(114)	807

Interest Bearing Liabilities:
Interest bearing deposits	(113)	(759)	(872)	528	(1,575)	(1,047)

Net Change in Interest Expense	(113)	(759)	(872)	528	(1,575)	(1,047)

Change in Net Interest Income	$50	$453	$503	$393	$1,461	$1,854

Provision for Loan Losses. The provision for loan losses represents the amount charged against earnings to increase the allowance for loan losses to the level deemed appropriate by management. The provision for loan losses and the allowance for loan losses are based on management’s ongoing assessment of the Company’s credit exposure and consideration of certain other relevant factors. The provision for loan losses was $1.9 million the nine months ended September 30, 2011 as compared to $1.6 million for the nine months ended September 30, 2010. The Company has increased its provision for loan losses to address identified loan concerns and in recognition of the detrimental effect of the weakened economy. The allowance is comprised of specific and general allowance amounts.
Non-Interest Income. Non-interest income principally consists of gains from the sale of the guaranteed portion of Small Business Administration loans and sales of other real estate owned as well as from deposit account services charges. For the nine months ended September 30, 2011, gains on sales of the guaranteed portion of SBA loans were $366 thousand whereas gains on sales of SBA loans amounted to $419 thousand during the first nine months of 2010. Generally, the Company desires to sell the guaranteed portion of most additional SBA loans resulting in a continuing stream of income that may vary significantly from quarter to quarter, depending in part upon the volume of loans actually sold. The volume of SBA loans origination has been declining and the Company expects continued reduced gains on these loan sales. The Company had gains from the sales of other real estate owned of $97 thousand in the first nine months of 2011. There were no sales of other real estate owned in 2010. Deposit account service charges and other income amounted to $448 thousand during the nine months ended September 30, 2011 as compared to $361 thousand for the same period in 2010, reflecting an increase in the number of accounts and activity subject to service charges on such deposit accounts.
Non-Interest Expense. Total non-interest expenses increased by $224 thousand during the nine month period ended September 30, 2011 as compared to the same period in 2010, a 5.5% increase. The 2011 expenses reflect $125 thousand of write-downs of other real estate owned reflecting declining market values as compared to $75 thousand of write-downs during 2010. Loan collection expenses increased by $96 thousand from $49 thousand during 2010 to $145 thousand in 2011 resulting from increased loan collection efforts.
Income Tax Expense. During the nine months ended September 30, 2011, the Company recorded an income tax expense of $885 thousand as compared to an $847 thousand expense during the same period in 2010. The income tax expense was 38.8% of income before taxes in 2011 and 40.0% of income before taxes in 2010.
Three months ended September 30, 2011
Net Interest Income and Net Interest Margin. Total interest income decreased by $156 thousand or 4.9% to $3.0 million for the three month period ended September 30, 2011 as compared to the same period in 2010. This decrease in interest income was primarily attributable to the decline in the yield on loans from 6.79% in 2010 to 6.67% in 2011. Interest income was adversely affected by the 23 basis point decline in the yield of the average earning assets from 6.26% in 2010 to 6.00% in 2011.

Interest expense decreased by $243 thousand or 32.3% to $510 thousand for the three months ended September 30, 2011 as compared to $753 thousand during the same three months of 2010. This decrease was attributable to the decline in interest bearing deposits and the 55 basis point decrease in the cost of funds from 1.85% during the third quarter of 2010 to 1.3% during the third quarter of 2011. Also contributing to the reduction in the cost of funds was $6.0 million decrease in average interest bearing liabilities during 2011 as compared to 2010.
The net interest income for the three month periods ended September 30, 2011 and 2010 was $2.5 million.
The following table shows the average balances and average rates earned or paid on of the various categories of the Company’s assets and liabilities for the three month period ended September 30 of each year. Nonperforming loans are included in average loan balances in the following table:

THREE MONTHS	2011			2010			2009
	Average		Yields/	Average		Yields/	Average		Yields/
In thousands	Balance	Interest	Rates	Balance	Interest	Rates	Balance	Interest	Rates
Assets
Loans, net of unearned income (2)	$179,745	$3,024	6.67%	$185,858	$3,179	6.79%	$176,419	$3,019	6.87%
Interest-bearing deposits in other banks	21,070	16	0.30%	16,466	17	0.41%	14,510	9	0.25%
Securities (1)	527	7	5.27%	527	7	5.27%	1,540	23	5.99%
Federal funds sold	—	—	—	—	—	—	198	0	0.00%

Total interest-earning assets	201,342	3,047	6.00%	202,851	3,203	6.26%	192,667	3,051	6.35%

Less allowance for loan losses	(3,403)			(2,197)			(2,096)
Non interest earning assets	9,221			8,211			6,317

Total assets	$207,160			$208,865			$196,888

Liabilities & Stockholders’ Equity
Interest-bearing deposits
Interest bearing demand deposits	$512	$—	0.02%	$692	$—	0.06%	$1,522	$—	0.00%
Money market deposit accounts	8,331	8	0.38%	7,695	8	0.41%	8,930	13	0.58%
Savings accounts	25,922	70	1.07%	19,630	63	1.27%	5,375	27	2.01%
Certificates of deposit	120,485	432	1.42%	133,226	682	2.03%	137,938	1,164	3.38%

Total interest-bearing liabilities	155,250	510	1.30%	161,243	753	1.85%	153,765	1,204	3.14%

Demand deposits and other liabilities	28,231			25,407			21,303

Total liabilities	183,481			186,650			175,068

Stockholders’ equity	23,679			22,215			21,820

Total liabilities and stockholders’ equity	$207,160			$208,865			$196,888

Interest rate spread			4.70%			4.41%			3.21%

Net interest income and margin		$2,537	5.00%		$2,450	4.79%		$1,847	3.85%

(1)	Yields on securities are calculated based on amortized cost.

(2)	Loan balances include loans on nonaccrual
Net interest margin was 5.00% in the third quarter of 2011, as compared to 4.79% in the comparable period in 2010. Interest spread was 4.70% in the third quarter of 2011, as compared to the 4.41% in the third quarter of 2010 reflecting the greater reduction in the cost of interest bearing funds as compared to the reduction of the earnings rates of interest earning assets. Absent a reduction in market interest rates, the Company does not anticipate continuing significant reductions in the cost of its interest bearing funds as substantially all of the higher costing funds have been re-priced to lower levels.
Provision for Loan Losses. The provision for loan losses represents the amount charged against earnings to increase the allowance for loan losses to the level deemed appropriate by management. The provision for loan losses and the allowance for loan losses are based on management’s ongoing assessment of the Company’s credit exposure and consideration of certain other relevant factors. The provision for loan losses was $586 thousand the three months ended September 30, 2011 as compared to $612 thousand for the three months ended September 30, 2010. The decline in the provision for the three months ended September 30, 2011 as compared to the same period in 2010 primarily results from lower amount of loans outstanding. The allowance is comprised of specific and general allowance amounts.

Non-Interest Income. Non-interest income principally consists of gains from the sale of the guaranteed portion of Small Business Administration loans and from deposit account services charges. For the three months ended September 30, 2011, gains on sales of the guaranteed portion of SBA loans was $23 thousand whereas gains on sales of SBA loans amounted to $49 thousand during the same period in 2010. The Company had gains from the sales of other real estate owned of $45 thousand during the quarter ended September 30, 2011. There were no sales of other real estate owned in 2010. Deposit account service charges and other income amounted to $158 thousand during the three months ended September 30, 2011 as compared to $115 thousand for the same period in 2010, reflecting an increase in the number of accounts subject to service charges on such deposit accounts.
Non-Interest Expense. Total non-interest expenses decreased by $55 thousand during the three month period ended September 30, 2011 as compared to the same period in 2010, a 3.9% decrease. The 2010 expenses include $75 thousand of write-downs of other real estate owned reflecting declining values; no such provision was expensed in 2011. Loan collection expenses increased by $44 thousand from expenses of $12 thousand during 2010 to expenses of $56 thousand in 2011 resulting from increased loan collection efforts. These expense increases were offset by the reduction in FDIC insurance costs of $70 thousand for the third quarter of 2011 as compared to the same quarter in 2010 reflecting the changes made by the FDIC in the method of computation of insurance premiums.
Income Tax Expense. During the three months ended September 30, 2011, the Company recorded an income tax expense of $329 thousand as compared to a $238 thousand expense during the same period in 2010. The income tax expense was 39.9% of income before taxes in 2011 and 40.0% of income before taxes in 2010.
FINANCIAL CONDITION.
General. The Company’s assets at September 30, 2011 were $205 million, an increase of $1.7 million or 0.8%, from December 31, 2010. The gross loans totaled $181 million at September 30, 2011 and are comprised of real estate loans of $129 million, a decrease of $3.3 million, or 2.5%, from December 31, 2010 and commercial loans, including SBA loans, of $52 million, a decrease of $0.8 million, or 1.6% from December 31, 2010. At September 30, 2011 and December 31, 2010, deposits totaled $180 million. Deposits at September 30, 2011 are comprised primarily of certificates of deposit of $117 million, NOW and Money Market accounts of $8 million, savings accounts of $27 million and noninterest bearing deposits of $28 million.
Loan Portfolio. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At September 30, 2011, net loans were $178 million, a 2.2% decrease from the $182 million in the net loans at December 31, 2010. Generally, loans are internally generated but the Company does periodically purchase loan participations from other local community banks. Lending activity is generally confined to the Company’s immediate market areas. The $4 million decrease in loans is net of the sales of SBA guaranteed portions of loans in the amount of $5 million during 2011. Without these sales, loan balances would have increased by $1 million. The Company is continuing its efforts to attract quality credits with no dilution of credit underwriting standards. The current economic conditions have reduced the number of loan requests as well as the number of applicants that meet the Company’s underwriting standards.

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

	September 30, 2011		September 30, 2010		December 31, 2010
		Percentage		Percentage		Percentage
(In thousands)	Balance	of Loans	Balance	of Loans	Balance	of Loans
Commercial and Industrial loans	$43,708	24.2%	$47,331	25.6%	$44,582	24.1%
SBA loans	7,831	4.3%	5,880	3.2%	7,742	4.2%
Real estate loans:
Owner occupied	79,730	44.1%	83,712	45.3%	85,633	46.3%
Non owner occupied	49,560	27.4%	47,822	25.9%	47,040	25.4%

Total real estate loans	129,290	71.5%	131,534	71.2%	132,673	71.7%

	180,829	100.0%	184,745	100.0%	184,997	100.0%

Unearned loan fees, net	(81)		(114)		(114)
Allowance for loan losses	(3,038)		(2,533)		(3,174)

	$177,710		$182,098		$181,709

Real estate loans are secured by residential and commercial properties as follows:

	September 30,	September 30,	December 31,
(In thousands)	2011	2010	2010
Real estate loans secured by:
Residential real estate	$26,204	$26,510	$24,307
Commercial real estate	103,086	105,024	108,366

Total real estate loans	$129,290	$131,534	$132,673

The following table shows the interest rate sensitivity of the loan portfolio at September 30, 2011. Demand loans, loans without a stated maturity and overdrafts are reported as re-pricing in one year or less. Floating rate loans are reported to reflect the period until re-pricing.

	Loan Re-pricing as of September 30, 2011
	1 year	Over 1 to	After
In thousands	or less	5 years	5 years	Total
Loans with:
Fixed interest rates	$12,303	$33,969	$1,338	$47,610
Floating and adjustable interest rates	66,549	66,670	—	133,219

Total loans receivable	$78,852	$100,639	$1,338	$180,829

Allowance for loan losses. The adequacy of the allowance for loan losses is evaluated based upon loan categories except for loans rated substandard, doubtful or loss, which are evaluated separately and assigned loss amounts based upon the evaluation. Loss ratios are applied to each category of loan to determine estimated loss amounts. Categories of loans are identified as commercial, SBA and mortgage loans. Loss ratios are determined based upon historical losses incurred adjusted for the effect of current economic conditions, any industry concentration or identified weakness in an industry, credit management and underwriting policy changes and secured versus unsecured nature of the loan category. At September 30, 2011, the range of the loss ratios used to determine estimated losses by loan category were: commercial loans — 1.3%; SBA loans (unguaranteed portion) — 6.7% and real estate loans- 0.2% to 0.9%. These loss ratios approximate those ratios applied at December 31, 2010. Additional losses are estimated resulting from additional identified risks factors, such as loans with underwriting exceptions, the level and direction of payment delinquencies and the level of large loans. Not all of these additional loss estimates are allocated to the separate loan categories.
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

The adequacy of the allowance for loan losses is also reviewed at least quarterly using risk ratings applied to the loans based upon rating criteria consistent with regulatory definitions. The risk rating is adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and, in the case of commercial loans and commercial real estate loans, the normal periodic review of the underlying credit indicates that a change in risk rating is appropriate. An estimated “low” and “high” loss percentage is applied to loans in each risk rating. These loss percentages increase as the loan risk rating increases. Loans rated as substandard, doubtful or loss are evaluated separately and assigned loss amounts based upon the separate evaluation. Risks factors identified beyond individual loan risks, such as economic conditions, underwriting exceptions and loan concentrations are quantified based upon management’s estimations of loss exposure. Loss percentages used are generally based upon management’s best estimates considering losses incurred. Estimated “low” and “high” allowance for loan loss amounts are derived by accumulating the estimated losses using the “low” and “high” loss percentages for each risk rating and adding losses based upon separate loan evaluations and identified other risks. The actual allowance for loan losses is compared to this range to ascertain that it is reasonably situated within the range. In addition, on at least a quarterly basis, the recorded allowance for loan losses (as a percent of loans) is compared to peer group levels to ascertain the reasonableness of the estimate. At September 30, 2011, the actual allowance for loan losses of 1.68% of loans was between the “high” allowance amount of 1.69% and the low range percent of 1.43%.
The allowance for loan losses represents 1.68% and 1.72% of loans receivable at September 30, 2011 and December 31, 2010, respectively. The decrease in the allowance for loan losses as a percent of loans at September 30, 2011 as compared to December 31, 2010 resulted from $2 million in net loan charge-offs taken during 2011. There was no change in the methodology of determining the allowance for loan losses at September 30, 2011 as compared to December 31, 2010 apart from changes to loss factors based on management’s perception of economic environmental factors and trends. Management believes that the allowance for loan losses is adequate for each period presented. The activity in the allowance for loan losses is shown in the following table.

	Nine Months Ended	Year Ended December 31,
(In thousands)	September 30, 2011	2010	2009	2008	2007
Allowance for loan losses:
Beginning balance	$3,174	$2,380	$1,860	$1,665	$1,614
Charge-offs — Commercial and Industrial loans	(806)	(1,140)	(500)	(179)	(72)
Charge-offs — SBA loans	(285)	(447)	(463)	(318)	—
Real estate loans:
Charge-offs — Owner occupied	(535)	—	(138)	—	—
Charge-offs — Non owner occupied	(532)	(386)	—	—	—
Recoveries — Commercial and Industrial loans	100	26	—	45	78
Recoveries — SBA loans	28	25	5	—	—

Net recoveries (charge-offs)	(2,030)	(1,922)	(1,096)	(452)	6

Provision for loan losses	1,894	2,716	1,616	647	45

Ending balance	$3,038	$3,174	$2,380	$1,860	$1,665

Net recoveries (charge-offs) to average loans	(1.11%)	(1.04%)	(0.65%)	(0.33%)	0.00%
During 2011, loans to twenty one borrowers and related entities totaling $2.2 million were determined to be uncollectible and were charged-off.

The activity in the allowance for loan losses by category during the nine months ended September 30, 2011 is shown in the following table.

			Real Estate Loans
	Commercial			Non-
	and	SBA	Owner	Owner
In thousands	Industrial	Loans	Occupied	Occupied	Unallocated	Total

Balance at December 31, 2010	$1,023	$627	$682	$715	$127	$3,174
Less loan charge offs	(806)	(285)	(535)	(532)	—	(2,158)
Loss recoveries	100	28	—	—	—	128
Provision for loan losses	650	136	355	730	23	1,894

Balance at September 30, 2011	$967	$506	$502	$913	$150	$3,038

Allowance for loans individually evaluated for impairment	$417	$103	$364	$579		$1,463

Amount of loans individually evaluated for impairment	$1,030	$1,641	$7,685	$4,292		$14,648

The activity in the allowance for loan losses by category during the nine months ended September 30, 2010 is shown in the following table.

			Real Estate Loans
	Commercial			Non-
	and	SBA	Owner	Owner
In thousands	Industrial	Loans	Occupied	Occupied	Unallocated	Total

Balance at December 31, 2009	$1,290	$576	$168	$242	$104	$2,380
Loan charge offs	1,005	424	—	106	—	1,535
Loss recoveries	23	19	—	—	—	42
Provision for loan losses	401	247	306	629	63	1,646

Balance at September 30, 2010	$709	$418	$474	$765	$167	$2,533

Allowance for loans individually evaluated for impairment	$264	$35	$262	$433	$—	$994

Amount of loans individually evaluated for impairment	$2,127	$317	$8,714	$2,317	$—	$13,475

Additionally, the Company has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At September 30, 2011 the balance of this reserve was $60 thousand. The reserve, based on evaluations of the collectability of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

Asset Quality. In its lending activities, the Company seeks to develop sound loans with customers who will grow with the Company. The Company has not, and does not intend to, rapidly build the portfolio and earnings at the sacrifice of asset quality. At the same time, the extension of credit inevitably carries some risk of non-payment.
Below is a summary of the recorded investment amount and related allowance for losses of the Company’s impaired loans at September 30, 2011 and December 31, 2010:

	Recorded Investment		Related Allowance for Losses
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010
LOANS WITH SPECIFIC RESERVES:
Non-accrual loans:
Commercial and Industrial loans	$758	$963	$335	$445
SBA loans	106	359	103	194
Real Estate — Owner Occupied	1,643	3,140	364	483
Real Estate — Non Owner Occupied	1,939	1,976	477	399

Total Non-accrual loans	4,446	6,438	1,279	1,521

TDR** loans:
Real Estate — Owner Occupied	—	2,051	—	13
Real Estate — Non Owner Occupied	1,742	1,603	102	11

Total TDR loans	1,742	3,654	102	24

Number of loans	7	7
Other Impaired loans:
Commercial and Industrial loans	82	250	82	125

Total Other Impaired loans	82	250	82	125

LOANS WITHOUT SPECIFIC RESERVES:
Non-accrual loans:
SBA loans	—	29	—	—
Real Estate — Owner Occupied	544	816	—	—

Total Non-accrual loans	544	845	—	—

TDR** loans:
Commercial and Industrial loans	45	154	—	—
Real Estate — Owner Occupied	1,494	—	—	—
Real Estate — Non Owner Occupied	—	177	—	—

Total TDR loans	1,539	331	—	—

Number of loans	2	2

Total Impaired Loans:
Commercial and Industrial loans	$885	$1,367	$417	$570
SBA loans	106	388	103	194
Real Estate — Owner Occupied	3,681	6,007	364	496
Real Estate — Non Owner Occupied	3,681	3,756	579	410

Total Impaired loans	8,353	$11,518	$1,463	$1,670

**	Troubled Debt Restructured

Below is a summary of the average recorded investment amount and recognized interest income related to the Company’s impaired loans during the nine month and three month periods ended at September 30, 2011:

	Average Recorded Amount		Income Recorded
	For Periods Ended		For Periods Ended
	September 30, 2011		September 30, 2011
	Nine Months	Three months	Nine Months	Three Months
LOANS WITH SPECIFIC RESERVES:
Non-accrual loans:
Commercial and Industrial loans	$1,149	$1,220	$6	$—
SBA loans	271	210	—	—
Real Estate — Owner Occupied	2,613	1,668	—	—
Real Estate — Non Owner Occupied	2,019	2,041	—	—

Total Non-accrual loans	6,052	5,139	6	—

TDR** loans:
Real Estate — Owner Occupied	—	—	—	—
Real Estate — Non Owner Occupied	1,764	1,745	48	13

Total TDR loans	1,764	1,745	48	13

Other Impaired loans:
Commercial and Industrial loans	132	92	3	1

Total Other Impaired loans	132	92	3	1

LOANS WITHOUT SPECIFIC RESERVES:
Non-accrual loans:
SBA loans	17	—	—	—
Real Estate — Owner Occupied	572	545	—	—

Total Non-accrual loans	589	545	—	—

TDR** loans:
Commercial and Industrial loans	87	45	3	1
Real Estate — Owner Occupied	747	1,494	79	27

Total TDR loans	834	1,539	82	28

Total Impaired Loans:
Commercial and Industrial loans	$1,368	$1,357	$12	$2
SBA loans	288	210	—	—
Real Estate — Owner Occupied	3,932	3,707	79	27
Real Estate — Non Owner Occupied	3,783	3,786	48	13

Total Impaired loans	$9,371	$9,060	$139	$42

Non-accrual loan activity is summarized as follows:

	Nine Months
	Ended	Year Ended December 31,
In thousands	September 30, 2011	2010	2009	2008	2007
Balance at the beginning of the period	$7,283	$2,734	$5,819	$1,125	$628
New loans placed on non-accrual	2,322	7,846	2,427	5,046	569
Less:
Loan restored to interest earning status	—	—	1,266	—	—
Other real estate owned additions	979	945	2,462	—	—
Charge offs	2,158	1,973	1,101	236	72
Other including payments received	1,478	379	683	116	—

Balance at the end of the period	$4,990	$7,283	$2,734	$5,819	$1,125

Non-accrual loan activity by category during the nine month period ended September 30, 2011 is summarized as follows:

		Commercial		Real Estate	Real Estate
		and		Owner	Non Owner
In thousands	Total	Industrial	SBA	Occupied	Occupied
Balance at the beginning of the period	$7,283	$667	$388	$3,956	$2,272
New loans placed on non-accrual	2,322	1,089	129	581	523
Less:
Other real estate owned additions	979	—	—	720	259
Charge offs	2,158	806	285	535	532
Other including payments received	1,478	192	126	1,095	65

Balance at the end of the period	$4,990	$758	$106	$2,187	$1,939

Non-accrual loan activity by category during the nine month period ended September 30, 2010 is summarized as follows:

		Commercial		Real Estate	Real Estate
		and		Owner	Non Owner
In thousands	Total	Industrial	SBA	Occupied	Occupied
Balance at the beginning of the period	$2,734	$2,280	$454	$—	$—
New loans placed on non-accrual	2,109	346	505	—	1,258
Less:
Charge offs	1,535	855	574	—	106
Other including payments received	312	148	164	—	—

Balance at the end of the period	$2,996	$1,623	$221	$—	$1,152

Non-accrual loans with specific reserves at September 30, 2011 are comprised of:
Commercial loans — six loans to five borrowers totaling $758 thousand with $335 thousand of specific reserves established.
SBA loans — three loans totaling $106 thousand with $103 thousand of specific reserves established.
Owner-occupied Real Estate loans — three loans secured by commercial property in the amount of $1.6 million with specific reserves established for these loans in the amount of $364 thousand.
Non-owner Occupied Real Estate loans — five loans to four borrowers in the amount of $1.9 million, secured by the residential and commercial property after partial charge-off of $246 thousand and with specific reserves of $477 thousand established for the loans. The borrowers on four of the above loans are controlled by the same individual.
All of these loans are in various stages of collection.

At September 30, 2011, the Company has modified nine loans in amounts totaling $3.3 million which modifications qualify the loans as Troubled Debt Restructuring (TDR). These borrowers are in compliance with the modified terms and are accruing interest. Changes made to the loans included the reduction of loan payments from principal and interest payments to interest only payments for specific time periods, the decrease in interest rates charged on a loan and the extension of the maturity of a loan. Specific reserves were established on the loans as appropriate. The majority of these loans were modified in the third quarter of 2010 as the adverse economic conditions hampered borrowers’ current cash flows.
TDRs included in non-accruing loans are summarized below. Generally the borrowers have not shown sustained compliance with the modified loan terms.

	Recorded Investment		Related Allowance for Losses
	September 30,	December 31,	September 30,	December 31,
In thousands	2011	2010	2011	2010
TDRs with specific reserves:
Commercial and Industrial loans	$—	$—	$—	$—
SBA loans	—	50	—	40
Real Estate — Owner Occupied:	1,340	3,140	285	483
Real Estate — Non Owner Occupied:	782	819	255	223

Total non-accruing loans	$2,122	$4,009	$540	$746

Number of loans	5	7
Accruing TDR loan activity for the three and nine months ended September 30, 2011 is shown in the following table.

			Real Estate Loans
	Commercial			Non-
	and	SBA	Owner	Owner
In thousands	Industrial	Loans	Occupied	Occupied	Total
Three Months
TDR loans at June 30, 2011	$45	$—	$1,494	$1,753	$3,292
New TDR loans	—	—	—	—	—
Principal payments received	—	—	—	(11)	(11)

Balance at September 30, 2011	$45	$—	$1,494	$1,742	$3,281

Nine Months
TDR loans at December 31, 2010	$154	$—	$2,051	$1,780	$3,985
New TDR loans	45	—	1,494	—	1,539
Principal payments received	—	—	(2,051)	(38)	(2,089)
Loans moved to non-accrual*	(154)	—	—	—	(154)

Balance at September 30, 2011	$45	$—	$1,494	$1,742	$3,281

*	Accrued income reversed upon move to non-accrual
At September 30, 2011, there were $3.8 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, not reported as troubled debt restructures or as nonaccrual loans, but for which known information about possible credit problems causes the Company to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loans. The Company closely monitors the financial status of these borrowers.

Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. Interest may accrue on TDRs if the borrowers are consistently in compliance with the modified loan terms.
The following table shows the amounts of non-performing assets on the dates indicated:

	September 30,	December 31:
In thousands	2011	2010	2009	2008	2007
Nonaccrual loans:
Commercial and Industrial	$758	$963	$2,280	$1,676	$868
SBA	106	388	454	542	257
Real estate — owner occupied	2,187	3,956	—	3,601	—
Real estate — non owner occupied	1,939	1,976	—	—	—
Accrual loans —past due 90 days and over	—	—	—	—	—

Total non-performing loans	4,990	7,283	2,734	5,819	1,125

Other real estate owned	2,637	3,324	2,462	—	—

Total non-performing assets	$7,627	$10,607	$5,196	$5,819	$1,125

Accruing Troubled Debt Restructured loans	$3,281	$3,985	$1,263	—	—
Allowance for loan losses/total non-performing loans	60.9%	43.6%	87.1%	32.0%	148.0%
Non-performing loans to total loans	2.76%	3.94%	1.47%	3.80%	0.89%
Non-performing assets to total assets	3.72%	5.22%	2.59%	3.49%	0.76%
The payment status of loans receivable at September 30, 2011 is as follows:

		Commercial		Real Estate	Real Estate
		and		Owner	Non Owner
In thousands	Total	Industrial	SBA	Occupied	Occupied
Current accruing loans	$173,303	$42,469	$7,488	$75,923	$47,423
Current non-accruing loans	778	254	—	—	524
Past due loans:
30 to 89 days past due	2,536	481	237	1,620	198
90 days plus past due and accruing	—	—	—	—	—
Non-accrual loans, non current	4,212	504	106	2,187	1,415

Total past due loans	6,748	985	343	3,807	1,613

Total loans at the end of the period	$180,829	$43,708	$7,831	$79,730	$49,560

Above amounts exclude deferred fees
The Company applies risk ratings to the loans based upon rating criteria consistent with regulatory definitions. The risk ratings are adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and the normal periodic reviews of the underlying credits indicate that a change in risk rating is appropriate. A summary of the risk rating of loans receivable at September 30, 2011 follows:

		Commercial		Real Estate	Real Estate
		and		Owner	Non Owner
In thousands	Total	Industrial	SBA	Occupied	Occupied
Risk rated — pass	$170,707	$42,724	$7,684	$73,786	$46,513
Risk rated — special mention (loan weaknesses noted which could lead to loan loss)	2,859	144	41	1,603	1,071
Risk rated- substandard or doubtful (loans with significant weaknesses that could, or has, result in loan losses)	7,263	840	106	4,341	1,976

Total loans	$180,829	$43,708	$7,831	$79,730	$49,560

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
Other Real Estate owned (ORE) activity for the nine months ended September 30, 2011 is summarized below:

		Commercial	Residential
In thousands	Total	Property	Property
Balance December 31, 2010	$3,324	$2,309	$1,015
New ORE properties and improvements	1,077	730	347
Valuation reductions	(125)	(85)	(40)
Sales	(1,639)	(490)	(1,149)

Balance at September 30, 2011	$2,637	$2,464	$173

Number of properties	3	2	1

Investment Portfolio. At September 30, 2011, December 31, 2010 and September 30, 2010, the Company had no investments in securities other than investments in Federal Reserve Bank stock as required by regulation and stock in two banker’s banks. The Company is maintaining its liquid assets in its account at the Federal Reserve and fully FDIC insured certificates of deposits in other financial institutions for safety and liquidity purposes. The Company will make additional investments when interest rates have increased and the Company has sufficient excess liquidity. The following table provides information regarding the composition of the Company’s investment securities portfolio at the dates indicated.

	Investment in Stocks
	September 30, 2011		December 31, 2010
In thousands	Amount	Percent	Amount	Percent
Investments in stocks, at cost;
Federal Reserve Stock	$465	88.24%	$465	88.24%
Corporate equities	62	11.76%	62	11.76%

Total stocks	$527	100.00%	$527	100.00%

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
The Company’s deposits consist of demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposit. These accounts provide the Company with a relatively stable source of funds. The Company generally targets larger deposit relationships by offering competitive interest rates on certificates of deposit of $75 thousand or more in our local markets. Deposits from the local market areas are supplemented with out-of-area deposits comprised of funds obtained through the use of deposit listing services (national market certificates of deposit), deposits obtained through the use of brokers and through the Certificates of Deposit Account Registry Service (CDARS) program. As a result, a substantial portion of our deposits, 19.6% at September 30, 2011 and 24.5% at December 31, 2010 and 28.4% at September 30, 2010, are comprised of certificate of deposit accounts of $100 thousand or more. Total certificates of deposit represent 64.9% of deposits at September 30, 2011 and 68.5% of deposits at December 31, 2010 and 79.7% at September 30, 2010.

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
At September 30, 2011, deposits totaled $180.3 million as compared to $180.1 million at December 31, 2010. While the total of deposits remained level, the composition of the deposits changed as noninterest bearing deposits increased by $4.3 million, savings deposits increased $4.1 million, certificates of deposit decreased by $6.3 million, Money Market and Now accounts decreased by $1.9 million. There were $35.0 million and $33.1 million of brokered certificates of deposit at September 30, 2011 and December 31, 2010, respectively. Included in these brokered deposits at September 30, 2011 are $7.2 million of certificates of deposits received in exchange for the placement of the Company’s customers’ deposit funds with other financial institutions under the CDARS program. Included in deposits are deposits of officers and directors (and their affiliated entities) of $11.8 million at September 30, 2011.
As a result of the enactment of the Dodd-Frank Act, banks are no longer prohibited from paying interest on demand deposit accounts, including those from businesses, effective in July 2011. If the Company starts to pay interest on these accounts, its net interest margin would decline. It is not clear what affect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. The Company has decided not to offer interest on demand deposit accounts at this time.
Deposits are summarized below as of dates indicated:

	September 30,	%	December 31:
In thousands	2011	Change	2010	2009	2008
Non-interest bearing deposits	$28,059	18.1%	$23,760	$21,024	$23,599
Interest bearing deposits:
NOW accounts	432	(65.2%)	1,279	$309	$1,247
Money Market accounts	7,729	(12.4%)	8,824	7,841	13,049
Savings accounts	27,014	17.6%	22,962	10,379	148
Certificates of deposit accounts:
Less than $100,000	81,630	3.1%	79,209	71,593	37,539
$100,000 or more	35,403	(19.7%)	44,076	67,499	69,659

Total interest bearing deposits	152,208	(2.6%)	156,350	157,621	121,642

Total deposits	$180,267	0.1%	$180,110	$178,645	$145,241

The table below shows the maturities of certificates of deposit:

	September 30, 2011		December 31, 2010
	CDs of $100,000		CDs of $100,000
In thousands	or more	All CDs	or more	All CDs
Three months or less	$7,507	$23,138	$9,228	$21,682
Over three months to six months	6,254	20,051	15,492	28,124
Over six months to twelve months	7,651	26,970	7,486	29,325
Over twelve months through three years	13,610	41,785	9,058	36,497
Over three years	381	5,089	2,812	7,657

Total	$35,403	$117,033	$44,076	$123,285

The table below shows the source of the Company’s certificate of deposits as well as the amount equal to or greater than $100,000 at September 30, 2011:

	CDs with	CDs with balances
	balances of less	of $100,000 or
In thousands	than $100,000	greater	Total
Source
Local markets	$5,446	$22,419	$27,865
National market	54,192	—	54,192
CDARS program:
Customers’ funds	—	7,153	7,153
Proprietary funding	4,192	5,831	10,023
Other brokered funds	17,800	—	17,800

Total	$81,630	$35,403	$117,033

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
The Company’s short term liquid assets of cash and cash equivalents were $20.2 million, or 9.9% of assets, and $13.7 million, or 6.8% of assets at September 30, 2011 and December 31, 2010, respectively. Continued growth in deposits will be required to fund any loan growth. Accordingly, the Company intends to maintain a competitive posture in its deposit interest rate offerings. While adequate liquidity is imperative, excess liquidity has the effect of a lower interest margin, as funds not invested in loans are placed in short-term investments that earn significantly lower yields.
The Company has available unsecured credit facilities for short-term liquidity needs from financial institutions of $8.5 million at September 30, 2011 and December 31, 2010. There were no borrowings outstanding under these credit arrangements at during 2011 or 2010.
The Company believes its levels of liquidity are adequate to conduct the business of the Company and Bank.

OFF-BALANCE SHEET ARRANGEMENTS
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments for which collateral is deemed necessary. The Company has not been required to perform on any financial guarantees and has not recorded or incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of the Company. Outstanding letters of credit totaled $1.3 million at September 30, 2011 and December 31, 2010.
Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. These commitments include commitments to lend funds as well as un-advanced loan funds. These commitments at September 30, 2011 totaled $40.9 million and $41.6 million at December 31, 2010. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
With the exception of these off-balance sheet arrangements, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.
CAPITAL ADEQUACY
The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At September 30, 2011, the Company and the Bank were in full compliance with these guidelines, as follows:

			Minimum Ratios
	September 30,	December 31,	To be “Adequately	To be “Well
	2011	2010	Capitalized”	Capitalized”
Total capital:
Company	14.1%	13.1%	8.0%	N/A
Bank	13.4%	12.3%	8.0%	10.0%
Tier I:
Company	12.8%	11.8%	4.0%	N/A
Bank	12.1%	11.1%	4.0%	6.0%
Leverage Total:
Company	11.5%	11.0%	4.0%	N/A
Bank	10.8%	10.3%	4.0%	5.0%
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
The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Financial Position at September 30, 2011 and December 31, 2010 (ii) the Consolidated Statement of Earnings for the nine and three month periods ended September 30, 2011 and 2010, (iii) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010 and (iv) the Notes to the Consolidated Financial Statements.

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

COMMERCEFIRST BANCORP, INC.
Date: November 1, 2011	By:	/s/ Richard J. Morgan
Richard J. Morgan, President and Chief Executive Officer

Date: November 1, 2011	By:	/s/ Michael T. Storm
Michael T. Storm, Executive Vice President and Chief Financial Officer