Form 10-K
period 2011-12-31
COMMERCEFIRST BANCORP INC
filed 2012-02-22
CIK 1098813

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the outstanding Common Stock held by non-affiliates as of June 30, 2011 was approximately $13.3 million.
As of February 16, 2012, the number of outstanding shares of the Common Stock, $0.01 par value, of CommerceFirst Bancorp, Inc. was 1,820,548.
DOCUMENTS INCORPORATED BY REFERENCE
None.

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
The Company operates from its main headquarters in Annapolis, Maryland, and from branch offices in Lanham, Maryland opened in September 2004, Glen Burnie, Maryland opened in June 2006, Columbia, Maryland opened in August 2006, and Severna Park, Maryland opened in June 2007.
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
Entry into a Material Definitive Agreement
On December 20, 2011, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Sandy Spring Bancorp, Inc. (“Sandy Spring”), whereby Sandy Spring will acquire the Company by way of a merger of the Company with and into Sandy Spring. A separate merger agreement provides for the merger of CommerceFirst Bank with and into Sandy Spring Bank (“SSB”), a Maryland bank and trust company, a wholly owned subsidiary of Sandy Spring (“Bank Merger Agreement”). In connection with the Merger Agreement, certain stockholders of the Company who are directors or executive officers of the Company and the Bank, entered into a Voting Agreement with Sandy Spring, under which they have agreed to vote their shares in favor of the Merger. Sandy Spring’s common stock is listed on the Nasdaq Global Select Market under the symbol “SASR”.
The Merger Agreement
Pursuant to the Merger Agreement, at the effective time of the merger, each outstanding share of the Company’s common stock will be converted into the right to receive either (i) $13.60 in cash (Cash Consideration), or (ii) 0.8043 of a share of Sandy Spring’s common stock (“Stock Consideration”), subject to adjustment in accordance with the provisions of the Merger Agreement. The Merger Agreement provides that 50% of the outstanding shares of Company common stock will be converted into Stock Consideration and 50% of the outstanding shares of Company common stock will be converted into Cash Consideration. Each stockholder of the Company will be entitled to elect the number of shares of Company common stock held by such stockholder that will exchanged for the Stock Consideration or the Cash Consideration subject to proration in the event that a selected form of consideration is over-elected. The merger is intended to be a tax-free reorganization as to the portion of the merger consideration received as Sandy Spring common stock.
The Merger Agreement contains customary representations, warranties and covenants from both the Company and Sandy Spring. Among other covenants, the Company has agreed: (i) to convene and hold a meeting of its shareholders to consider and vote upon the Merger, (ii) that, subject to certain exceptions, the board of directors of the Company will recommend the adoption and approval of the Merger and the Merger Agreement by its shareholders, and (iii) not to (A) solicit alternative third-party acquisition proposals or, (B) subject to certain exceptions, conduct discussions concerning or provided confidential information in connection with any alternative third-party acquisition proposal.

Completion of the Merger is subject to various customary conditions, including, among others: (i) approval of the Merger and the Merger Agreement by the shareholders of the Company, (ii) receipt of required regulatory approvals, (iii) the absence of legal impediments to the Merger and (iv) the absence of certain material adverse changes or events. The Merger Agreement contains certain termination rights for the Company and Sandy Spring, as the case may be. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain circumstances, the Company will be required to pay to Sandy Spring a termination fee of $1,000,000.
The representations and warranties contained in the Merger Agreement are not intended to, and do not, modify the statements and information about the Company contained in its periodic reports on Forms 10-K, 10-Q and 8-K, or the information contained in other documents filed with the Securities and Exchange Commission or their respective banking regulators. Representations and warranties in agreements such as the Merger Agreement are not intended as statements of fact, but rather are negotiated provisions which allocate risks related to the subject matter of the statements between the parties to the agreement. Additionally, the representations and warranties are modified in the Agreement by materiality standards and conditions, and clarifications, exclusions and exceptions set forth on schedules and exhibits which are not public documents. As such, readers should not place reliance on the representations and warranties as accurate statements of the current condition of any party to the agreement, their respective subsidiaries, operations, assets or liabilities.
The foregoing summary is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which was previously filed as Exhibit 2.1 to our Current Report on Form 8-K dated December 20, 2011.
Business of CommerceFirst
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
The Company’s loan portfolio consists of business and real estate loans. The business loans generally have variable rates and/or short maturities where the cash flow of the borrower is the principal source of debt service, with a secondary emphasis on collateral. Real estate loans are made generally on commercial property as well as 1-4 family residential properties held as investments, and are structured with fixed rates that adjust in three to five years, generally with maturities of five to ten years, or with variable rates tied to various indices and adjusting as the indices change. The Company’s portfolio contains a small amount of acquisition and construction loans (approximately $1 million), one of which in the amount of $635 thousand is on nonaccrual.
In general, the Company offers the following credit services:
1)
Commercial loans for business purposes, including working capital, equipment purchases, real estate, lines of credit, and government contract financing. Asset based lending and accounts receivable financing are available on a selective basis.

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
The Company’s lending activities carry the risk that the borrowers will be unable to perform on their obligations. Interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or the “Federal Reserve”) as well as national and local economic conditions can have a significant impact on the Company and the Company’s results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Company in full, in a timely manner, resulting in decreased earnings or losses to the Company. To the extent the Company makes fixed rate loans, general increases in interest rates will tend to reduce the Company’s spread as the interest rates the Company must pay for deposits increase while interest income is flat. Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.

Deposit services include business and personal checking accounts, NOW accounts, premium savings accounts, and a tiered Money Market Account basing the payment of interest on balances on deposit. Certificates of deposits are offered with various maturities. The Company supplements its local deposits with out-of-area deposits comprised of funds obtained through the use of deposit listing services, deposits obtained through the use of brokers and through the Certificates of Deposit Account Registry Service program. The acceptance of brokered deposits is utilized when deemed appropriate by management in order to have available funding sources for loans and investments, especially during times when competing local deposit institutions drive up their rate offering well beyond rates available to the Company in national markets.
Other services for business accounts include remote deposit and internet banking services.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, eliminated the historic prohibition on paying interest on checking and demand deposit accounts maintained by businesses. While the Company has not elected to offer interest on these deposits at this time, and it has not become common in the Company’s marketplace to do so, it is possible that the Company may be required to pay interest on some portion of its non-interest bearing deposits in order to compete against other banks. As a significant portion of its deposits are non-interest bearing demand deposits established by businesses, payment of interest on these deposits could have a significant negative impact on its net income, net interest income, interest margin, return on assets and equity, and other indices of financial performance. The Company expects that other banks would be faced with similar negative impacts and that the quality of customer service will be the primary element of competition. At December 31, 2011 the Company does not, and has no plans to, offer interest on demand deposit accounts established by businesses.
Source of Business. Management believes that the market segments which the Company targets, small to medium sized businesses and the professional base of the Company’s market area, demand the convenience and personal service that a smaller, independent financial institution such as the Company can offer. It is these themes of convenience and personal service that form the basis for the Company’s business development strategies. The Company provides services from its headquarters and main branch offices located in Annapolis, Maryland, and from its branch offices in Lanham, Glen Burnie, Columbia and Severna Park, Maryland. It believes these locations meet the needs of the Company’s existing and potential customers, and provide prospects for additional growth and expansion.
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
Economic Conditions and Concentrations. The Company has a substantial amount of loans secured by real estate in the Annapolis, Maryland/suburban Washington D.C. metropolitan areas as collateral, and substantially all of its loans are to borrowers in that area and contiguous markets in Maryland. At December 31, 2011, 72.3% of the Company’s loans were commercial real estate loans (including loans to investors in residential property for rental purposes primarily secured by 1-4 family properties). The remaining loans in its portfolio were commercial and industrial loans which are not primarily secured by real estate. These concentrations expose the Company to the risk that adverse developments in the real estate market, or in the general economic conditions in its market area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand and deposit growth. In that event, the Company would likely experience lower earnings or losses. Additionally, if economic conditions in the area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, the Company’s ability to develop our business relationships may be diminished, the quality and collectability of the loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

The financial industry continues to experience significant volatility and stress as economic conditions remain generally stagnant, unemployment levels are high and asset values remain depressed. While the Company did not have direct exposure to the upheaval in the residential mortgage loan market and did not invest in mortgage back securities or the preferred stock of Freddie Mac and Fannie Mae, the slow economy, decline in housing construction and the related impact on contractors and other small and medium sized businesses, has had an adverse impact on the Company’s business. This impact included increased levels of nonperforming assets, loan charge-offs and increased loan loss provisions. While the Company believes that it has taken adequate reserves for the problem assets in its loan portfolio at December 31, 2011, there can be no assurance that the Company will not be required to take additional charge-offs or make additional provisions for nonperforming loans, or that currently performing loans will continue to perform. Additionally, there can be no assurance that the steps taken to stimulate the economy and stabilize the financial system will prove successful, or that they will improve the financial condition of the Company’s customers or the Company.
Employees
At December 31, 2011 the Company had 37 full time equivalent employees, two of whom are executive officers. The Chairman of the Board, an attorney in private practice, devotes considerable time each month to the advancement of the Company, principally in business development activities. The Company (as distinguished from the Bank) does not have any employees or officers who are not employees or officers of the Bank. None of the Company’s employees are represented by any collective bargaining group, and the Company believes that its employee relations are good. The Company provides a benefit program that includes health and dental insurance, a 401(k) plan, and life, short-term and long-term disability insurance for substantially all full time employees.
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
The Company’s market strategy involves growth within the Central Maryland corridor, which consists of Anne Arundel, Prince George’s, Montgomery and Howard counties, areas which it believes have significant growth opportunities. The Company does not have a branch in Montgomery county at this time and does not have near term plans to open a branch in the county.

Anne Arundel County. The county is located in central Maryland on the western shore of the Chesapeake Bay and lies wholly in the Atlantic Coastal Plain, east of the Appalachian mountain chain. The County is centered within the Baltimore-Washington corridor with its County Seat, The City of Annapolis, just 24 miles from Baltimore City and 33 miles from Washington, D.C. The land area is 416 square miles or 266,078 acres, making Anne Arundel the tenth in size among Maryland Counties. The county evolved from a bedroom community to Baltimore to be more heavily influenced by Washington growth factors. The county has developed its own unique and diverse economy due to growth opportunities presented by Baltimore/Washington International (BWI) Airport, which has long been considered one of the State of Maryland’s prime economic engines. Unemployment rates in Anne Arundel County have been consistently lower than those in Maryland and the United States. The unemployment rate in the county as of November 2011 was 5.8% (6.6% as of November 2010) as compared to the Maryland rate of 6.9% and the national unemployment rate of approximately 9.1% as of the same date. Anne Arundel County’s economy has diversified in the last 25 years, trending toward more private sector employment but government employment still dominates because Anne Arundel County contains the State Capital of Maryland, the United States Naval Academy, the National Security Agency (NSA) headquarters and numerous other Federal, State, County and City of Annapolis jobs. The largest private sector employer in the county is Northrop Grumman. Outside the government sector, the local economy is dominated by small and mid-sized service sector enterprises providing internet based services; high-technology telecommunications; product distribution, a result of proximity of goods arriving to the Port of Baltimore and BWI Airport; and technical support services.
In 2005, Congress authorized the Department of Defense to reorganize its base structure- a process commonly known as BRAC or Base Realignment and Closure. Maryland’s Ft. Meade was chosen to absorb military workers from Northern Virginia in a process that will continue through 2013. Maryland, specifically Anne Arundel County, is expected to gain more jobs from military base shuffling than any other state in the nation. Ft. Meade’s tenants include NSA, Defense Information Schools, the EPA, as well as the Department of the Defense intelligence training facilities. Employees at Ft. Meade are expected to number 42,000 when BRAC consolidation is completed
Once home to large Maryland-based regional banks, financial services are now primarily provided by larger super-regional institutions such as Bank of America, SunTrust, Wells Fargo, M & T Bank, BB&T and Capital One, all of which expanded into this highly attractive banking market over the past decade by acquisition.
Prince George’s County. Prince George’s County wraps around the east side of Washington, D.C. According to the Maryland Department of Business & Economic Development, 15,400 businesses employ over 218,000 workers in the County; an estimated 360 of these businesses have 100 or more employees. The county has one of the largest technology and aerospace sectors in Maryland. Approximately 72% of the workforce is employed in the private sector. Major employers include the University System of Maryland, Computer Sciences Corporation, the Beltsville Agricultural Research Center, Safeway, Target, United Parcel Service and Verizon. Additionally, Andrews Air Force Base in Camp Springs is a large military facility that provides transportation for the President and other high-ranking government officials and foreign dignitaries. New technology companies are nurtured in several business incubators in the county.
Expanding businesses are attracted to Prince George’s County due to its competitively priced land and buildings, an integrated transportation system, proximity to Washington, D.C., and attractive business incentives. Government is a significant economic influence, with 80 thousand Federal, state and county employees. The unemployment rate in the county as of November 2011 was 6.5% as compared to the Maryland rate of 6.9% and the national unemployment rate of approximately 9.1% as of the same date.
Similar to Anne Arundel County, large super-regional banking institutions have obtained additional market share in the suburban Washington market from the acquisition of many of the community banks that once existed in this area. Prince George’s County has a population of over 850 thousand.

Howard County. Howard County is situated in the heart of the corridor between Washington, D.C. and Baltimore. Howard County’s population is projected to grow to 327,000 by 2035, according to the Howard County Department of Planning and Zoning. Currently the county’s citizens are among the wealthiest in Maryland. Howard County’s geographic location has resulted in the substantial growth of a wide variety of industries, including high-tech and life science businesses, in addition to transportation and education related activities. Accessible to I-95 and I-70, the county is located within a 20-minute drive of Baltimore/Washington International Airport and the Port of Baltimore, and serves as a bedroom community for both Baltimore and Washington DC area employers. Additionally, Dulles International and Washington National Airports are within an hour’s drive. Howard County has a strong economic base of its own with over 7,000 Howard County businesses employing more than 122,000 people. The county’s unemployment rate was 4.7% as of November 2011.
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
The Act requires approval of the Federal Reserve Board for, among other things, the acquisition by a proposed bank holding company of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank or the merger or consolidation by a bank holding company with another bank holding company. The Act also generally permits the acquisition by a bank holding company of control or substantially all the assets of any bank located in a state other than the home state of the bank holding company, except where the bank has not been in existence for the minimum period of time required by state law, but if the bank is at least five years old, the Federal Reserve Board may approve the acquisition. A presumption of control arises under the Change in Bank Control Act where a person controls 10% or more of a class of the voting stock of a company or insured bank which is a reporting company under the Securities Exchange Act of 1934, such as the Company.
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
The foregoing capital requirements represent minimum requirements. State and federal regulators have the discretion to require the Company to maintain higher capital levels based upon its concentrations of loans, the risk of lending or other activities, the performance of the loan and investment portfolios and other factors. Failure to maintain such higher capital expectations could result in a lower composite regulatory rating, which would impact the deposit insurance premiums and could affect the Company’s ability to borrow, and costs of borrowing, and could result in additional or more severe enforcement actions.
Under guidance from the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. It is possible that the Company may be required to maintain higher levels of capital than would otherwise be expected to maintain as a result of the levels of construction, development and commercial real estate loans, which may require the Company to obtain additional capital.
Proposed Changes in Capital Requirements. In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital, with a greater emphasis on common equity. Implementation is presently scheduled to be phased in between 2013 and 2019, although it is possible that implementation may be delayed as a result of multiple factors including the current condition of the banking industry within the U.S. and abroad.
The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.
When fully phased in, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a “capital conservation buffer” of 2.5%; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer; (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0% plus the capital conservation buffer and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).
Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) may face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.
Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
The U.S. banking agencies have indicated that they expect to propose regulations implementing Basel III, with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III. In addition to Basel III, Dodd-Frank requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to us may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our net income and return on equity.
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
An institution that is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty is limited to the lesser of (i) an amount equal to 5.0% of the institution’s total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

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
As a result of the volatility and instability in the financial system during 2008, 2009, 2010 and 2011, the Congress, the bank regulatory authorities and other government agencies have called for or proposed additional regulation and restrictions on the activities, practices and operations of banks and their holding companies. While many of these proposals relate to institutions that have accepted investments from, or sold troubled assets to, the Department of the Treasury or other government agencies, or otherwise participate in government programs intended to promote financial stabilization, the Congress and the federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures, corporate governance procedures, or to engage in activities or practices which they would not otherwise elect. Any such requirement could adversely affect the Company’s business and results of operations. The Company did not accept any investment by the Treasury Department in its preferred stock or warrants to purchase common stock, and except for the temporary increases in deposit insurance for customer accounts, has not participated in any of the programs adopted by the Treasury Department, FDIC or Federal Reserve.

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
Dodd-Frank permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Dodd-Frank also broadened the base for FDIC insurance assessments. Assessments are now based on a financial institution’s average consolidated total assets less tangible equity capital. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Dodd-Frank eliminated the statutory prohibition against the payment of interest on business checking accounts, effective in July 2011.
There are three adjustments that can be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount. The current schedule for base assessment rates and potential adjustment is set forth in the following table.

	Risk	Risk	Risk	Risk	Large and
	Category	Category	Category	Category	Highly Complex
	I	II	III	IV	Institutions
Initial Base Assessment Rate	5 to 9	14	23	35	5 to 35

Unsecured Debt Adjustment (added)	(4.5) to 0	(5) to 0	(5) to 0	(5) to 0	(5) to 0

Brokered Deposit Adjustment (added)	N/A	0 to 10	0 to 10	0 to 10	0 to 10

Total Base Assessment Rate	2.5 to 9	9 to 24	18 to 33	30 to 45	2.5 to 45
Additionally, the FDIC may impose special assessments from time to time.
Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”) which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, Dodd-Frank allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.
It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase the Company’s operating and compliance costs and could increase its interest expense.
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
The pending merger with Sandy Spring is not guaranteed to occur. Compliance with the terms of the Merger Agreement in the interim could adversely affect our business. If the Merger does not occur, it could have a material and adverse affect on our business, results of operations and our stock price
In December 2011, the Company entered into the Merger Agreement and related agreements with Sandy Spring, pursuant to which the Company would be merged into Sandy Spring, and the Bank would be merged into SSB, and each share of the Company’s common stock would be converted in to $13.60 in cash, or 0.8043 shares of Sandy Spring common stock, subject to adjustment. Consummation of the merger is subject to the satisfaction of a number of conditions, including but not limited to (i) approval of the Merger by the holders of at least two-thirds of the outstanding shares of the Company’s common stock; (ii) the receipt of all required regulatory approvals, without significant adverse or burdensome conditions; and (iii) the absence of a material adverse change with respect to the Company, as well as other conditions to closing as are customary in transactions such as the Merger.
As a result of the pending merger: (i) the attention of management and employees may be diverted from day to day operations as they focus on matters relating to preparation for integrating the Company’s operations with those of Sandy Spring; (ii) the restrictions and limitations on the conduct of the Company’s business pending the merger may disrupt or otherwise adversely affect its business and our relationships with its customers, and may not be in the best interests of the Company if it were to have to act as an independent entity following a termination of the Merger Agreement; (iii) the Company’s ability to retain its existing employees may be adversely affected due to the uncertainties created by the Merger; and (iv) the Company’s ability to maintain existing customer relationships, or to establish new ones, may be adversely affected. Any delay in consummating the merger may exacerbate these issues.
There can be no assurance that all of the conditions to closing will be satisfied, or where possible, waived, or that the Merger will become effective. If the Merger does not become effective because all conditions to closing are not satisfied, or because one of the parties, or all of the parties mutually, terminate the Merger Agreement, then, among other possible adverse effects: (i) the Company’s shareholders will not receive the consideration which Sandy Spring has agreed to pay; (ii) the Company’s stock price may decline significantly; (iii) the Company’s business may have been adversely affected; (iv) the Company will have incurred significant transaction costs; and (v) under certain circumstances, the Company may have to pay Sandy Spring a termination fee of $1 million.
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
During 2007, 2008 and 2009, the Company had achieved significant growth in our loan portfolio. Because the Company’s deposits had not grown at similar rates, the Company supplemented its funding sources to include the use of the national market to attract funds. While the level of loans has not changed substantially during 2010 and 2011, the Company has maintained the funds obtained from the national market. During an environment when interest rates are rising and the related U.S. Treasury interest rate curve is flattening, the use of this funding source may result in an increase in interest costs disproportionate to loan yields. This results in less net interest income, which could adversely impact earnings, the stock price and shareholder returns.

The Company’s concentrations of loans may create a greater risk of loan defaults and losses.
A substantial portion of the Company’s loans are secured by real estate, including a significant amount of commercial real estate loans, in the Company’s market areas in Maryland. While Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis, the repayments of these loans usually depends on the successful operation of a business or the sale of the underlying property. As a result, these loans are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. The remaining loans in the loan portfolio are commercial or industrial loans. These loans are collateralized by various business assets the value of which may decline during adverse market conditions. These loans are also susceptible to adverse economic conditions. Adverse conditions in the real estate market and the economy may result in increasing levels of loan charge-offs and nonperforming assets and the reduction of earnings.
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
The Company’s continued growth depends on its ability to meet minimum regulatory capital levels. Growth and shareholder returns may be adversely affected if sources of capital are not available to help the Company meet them.
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
The Company competes for loans and deposits with numerous regional and national banks, online divisions of out-of-market banks, and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders. As a result of the Dodd-Frank Act, additional competitors who have not previously been able to establish de novo branches in Maryland may elect to do so. Many competitors have substantially greater resources than the Company, and operate under less stringent regulatory environments. The differences in resources and regulations may make it harder for the Company to compete profitably, reduce the rates that it can earn on loans and investments increase the rates it must offer on deposits, and adversely affect the Company’s overall financial condition and earnings.
Liquidity challenges may increase due to turmoil in the financial markets.
The turmoil in the financial markets over the last several years resulted in sharp declines in real estate values and financial instruments. These declines resulted in large losses at many financial institutions detrimentally affecting depositors’ confidence in all financial institutions. This lack of confidence resulted in rapid withdrawals by depositors in several institutions causing the institutions to fail and/or require federal assistance.
The Company positions itself in the marketplace as a business bank. It does not (and did not) originate or acquire home loans or securities dependent upon home loans for repayment. Nevertheless, possible additional turmoil in the financial markets could cause depositors to seek safety in government securities, resulting in liquidity challenges for all banks. Should such turmoil in the markets occur, the Company may be forced to pay higher interest rates to obtain deposits to meet the needs of its depositors and borrowers, resulting in reduced net interest income. If conditions worsen significantly, it is possible that banks such as the Bank may be unable to meet the needs of their depositors and borrowers, which could, in the worst case, result in the Company being placed into receivership.
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

•
The methodologies the Company uses to establish its allowance for loan losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation;

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

•	Compliance with increased regulation of the banking industry may increase its costs, limit its ability to pursue business opportunities, and divert management efforts.
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
The Company expects to face increased regulation of its industry, including as a result of EESA, the ARRA and the Dodd-Frank Act and related initiatives by the federal government. Compliance with such regulations may increase costs and limit the Company’s ability to pursue business opportunities.
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

The Company attempts to manage itsr risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest earning assets and interest bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on the Company’s net interest margin and results of operations. The results of the interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that the Company will be able to successfully manage its interest rate risk. Increases in market rates and adverse changes in the local residential real estate market, the general economy or consumer confidence would likely have a significant adverse impact on noninterest income, as a result of reduced demand for SBA guaranteed loans, the majority of which the Company sells.
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
The main branch office and the executive offices of the Bank and the Company are located at 1804 West Street, Annapolis, Maryland, in a brick and masonry structure. The Company leases 8,100 square feet in the building under a lease, which commenced in April 2000. Rent expense was $230,113 and $224,219 for the years ended December 31, 2011 and 2010, respectively. The Company has exercised the second of three five-year renewal options.
The second office of the Company is located at 4451 Parliament Place, Lanham, Maryland in a masonry structure. The Company leases 2,100 square feet in the building under a ten-year lease which commenced in June 2004. Rent expense was $35,044 and $35,848 for the years ended December 31, 2011 and 2010, respectively.
The third office of the Company is located at 910 Cromwell Park Drive, Glen Burnie, Maryland in a masonry structure. The Company leases 2,600 square feet in the building under a five-year lease which commenced in June 2006. The Company exercised its only five-year renewal option in 2011. Rent expense was $88,745 and $85,230 for the years ended December 31, 2011 and 2010, respectively.
The fourth office of the Company is located at 6230 Old Dobbin Lane, Columbia, Maryland in a masonry structure. The Company leases 2,400 square feet in the building under a ten-year lease (with one five-year renewal option) which commenced in August 2006. Rent expense was $73,272 and $73,602 for the years ended December 31, 2011 and 2010, respectively.
The fifth office of the Company is located at 485 Ritchie Highway, Severna Park, Maryland in a masonry structure. The Company leases approximately 1,500 square feet in the building under a five-year lease with two five-year renewal options, which commenced in June 2007. The Company exercised the first five-year renewal option in 2012. Rent expense was $57,998 in 2011 and $57,169 during 2010.
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

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) Market for Common Stock and Dividends.
The Company’s Common Stock is listed for trading on the NASDAQ Capital Market under the symbol “CFMB.” The following table sets forth the high and low sales prices for the Common Stock during each calendar quarter of 2011 and 2010. These quotations do not necessarily reflect the intrinsic or market values of the Common Stock. As of December 31, 2011, there were 1,820,548 shares of Common Stock outstanding, held by approximately 300 shareholders of record.

	2011		2010
	High	Low	High	Low
First Quarter	$9.80	$7.07	$7.75	$5.25
Second Quarter	$9.85	$8.75	$9.50	$5.00
Third Quarter	$10.00	$5.86	$11.00	$8.29
Fourth Quarter	$13.99	$6.16	$10.68	$8.50
From its organization through December 31, 2011 the Company has not paid any dividends. The payment of dividends by the Company may depend largely upon the ability of the Bank, its sole operating business, to declare and pay dividends to the Company. Regulations of the Federal Reserve Board and Maryland law place limits on the amount of dividends the Bank may pay to the Company without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. Additionally, without prior approval, the Bank may pay dividends only out of its undivided profits. Even if the Bank and the Company have earnings in an amount sufficient to pay dividends, the Board of Directors may determine to retain earnings for the purpose of funding the growth of the Company and the Bank.
Recent Sales of Unregistered Shares. None.
(b) Use of Proceeds: Not applicable
(c) Issuer Repurchases of Securities during the Fourth Quarter of 2011. None.

ITEM 6.	Selected Financial Data.
The following table shows selected historical Company consolidated financial data and should be read in conjunction with the historical consolidated financial information contained in the Consolidated Financial Statements for the year ended December 31, 2011 included in Item 8. Data for all periods are derived from the respective audited consolidated financial statements.

SELECTED CONSOLIDATED FINANCIAL DATA

Year Ended December 31,
(Dollars in thousands, except per share data.)	2011	2010	2009	2008	2007

Operation Statement Data:
Net interest income	$10,155	$9,430	$7,341	$5,567	$5,895
Provision for loan losses	$2,533	$2,716	$1,616	$647	$45
Noninterest income	$1,146	$1,094	$720	$569	$620
Noninterest expense	$5,784	$5,434	$5,315	$5,028	$4,688
Federal and state income tax expense	$1,169	$951	$452	$166	$694
Net income	$1,815	$1,423	$678	$295	$1,088

Per share data and shares outstanding:
Net income per share, basic	$1.00	$0.78	$0.37	$0.16	$0.60
Net income per share, diluted	$1.00	$0.78	$0.37	$0.16	$0.59
Book value at period end	$13.28	$12.28	$11.50	$11.16	$11.02

Average common shares outstanding during year	1,820,548	1,820,548	1,820,548	1,820,548	1,816,504
Diluted average common shares outstanding during year	1,820,548	1,820,548	1,820,548	1,820,548	1,848,195
Shares outstanding at period end	1,820,548	1,820,548	1,820,548	1,820,548	1,820,548

Financial Condition data:
Total assets	$207,339	$203,124	$200,371	$166,569	$148,811
Loans receivable (net)	$181,265	$181,709	$183,102	$151,101	$124,670
Allowance for loan losses	$3,033	$3,174	$2,380	$1,860	$1,665
Other interest-earning assets	$15,639	$12,289	$8,382	$9,227	$18,358
Total deposits	$182,608	$180,110	$178,645	$145,241	$123,408
Borrowings	$—	$—	$—	$—	$4,306
Stockholders’ equity	$24,180	$22,365	$20,942	$20,311	$20,056

Selected performance ratios:
Return on average earning assets	0.90%	0.71%	0.37%	0.19%	0.80%
Return on average equity	7.74%	6.46%	3.29%	1.44%	5.60%
Net interest margin	5.04%	4.69%	4.00%	3.59%	4.38%
Net interest spread	4.73%	4.30%	3.32%	2.60%	3.10%
Efficiency ratio	51.18%	51.63%	65.94%	81.94%	72.21%

Asset quality ratios:
Nonperforming loans to gross loans	1.45%	3.94%	1.47%	3.80%	0.89%
Allowance for loan losses to loans	1.65%	1.72%	1.28%	1.22%	1.32%
Allowance for loan losses to nonperforming loans	1.14	x	0.44	x	0.87	x	0.32	x	1.48	x
Nonperforming assets to loans and other real estate	3.66%	5.64%	2.76%	3.80%	0.89%
Net loan charge-offs (recoveries) to average loans	1.46%	1.04%	0.65%	0.33%	0.00%

Capital ratios:
Total risk-based capital ratio	14.00%	13.06%	12.25%	14.14%	16.48%
Tier I risk-based capital ratio	12.74%	11.80%	10.99%	12.91%	15.23%
Leverage ratio	11.51%	11.03%	10.43%	12.24%	13.91%
Average equity to average assets	11.32%	10.62%	11.03%	12.86%	13.93%

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Forward — Looking Statements. Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by words such as “may,” “anticipates,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phrases. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company or the banking industry as a whole. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company does not undertake to update any forward-looking statements to reflect occurrences or events that may not have been anticipated as of the date of such statements.
This discussion and analysis provides an overview of the financial condition and results of operations of CommerceFirst Bancorp, Inc. (the “Company”) and CommerceFirst Bank (the “Bank”) for the years 2011 and 2010. It is intended that this discussion and analysis help the readers in their analysis of the accompanying audited Consolidated Financial Statements. You should read this discussion in conjunction with the Consolidated Financial Statements and Notes thereto provided elsewhere in this report.
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
Proposed Merger
On December 20, 2011, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Sandy Spring Bancorp, Inc. (Sandy Spring), whereby Sandy Spring will acquire the Company by way of a merger of the Company with and into Sandy Spring. The Merger Agreement also provides for the merger of CommerceFirst Bank with and into Sandy Spring Bank, a Maryland bank and trust company, a wholly owned subsidiary of Sandy Spring. Pursuant to the Merger Agreement, at the effective time of the merger, each outstanding share of the Company’s common stock will be converted into the right to receive either (i) $13.60 in cash (Cash Consideration), or (ii) 0.8043 of a share of Sandy Spring’s common stock, subject to adjustment in accordance with the provisions of the Merger Agreement. The Merger Agreement provides that 50% of the outstanding shares of Company common stock will be converted into Stock Consideration and 50% of the outstanding shares of Company common stock will be converted into Cash Consideration. Each stockholder of the Company will be entitled to elect the number of shares of Company common stock held by such stockholder that will exchanged for the Stock Consideration or the Cash Consideration subject to proration in the event that a selected form of consideration is over-elected. The merger is intended to be a tax-free reorganization as to the portion of the merger consideration received as Sandy Spring common stock.
The Merger Agreement contains customary representations, warranties and covenants from both the Company and Sandy Spring. Among other covenants, the Company has agreed: (i) to convene and hold a meeting of its shareholders to consider and vote upon the Merger, (ii) that, subject to certain exceptions, the board of directors of the Company will recommend the adoption and approval of the Merger and the Merger Agreement by its shareholders, and (iii) not to (A) solicit alternative third-party acquisition proposals or, (B) subject to certain exceptions, conduct discussions concerning or provided confidential information in connection with any alternative third-party acquisition proposal.

Completion of the Merger is subject to various customary conditions, including, among others: (i) approval of the Merger and the Merger Agreement by the shareholders of the Company, (ii) receipt of required regulatory approvals, (iii) the absence of legal impediments to the Merger and (iv) the absence of certain material adverse changes or events. The Merger Agreement contains certain termination rights for the Company and Sandy Spring, as the case may be. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain circumstances, the Company will be required to pay to Sandy Spring a termination fee of $1,000,000.
The representations and warranties contained in the Merger Agreement are not intended do, and do not, modify the statements and information about the Company contained in its periodic reports on Forms 10-K, 10-Q and 8-K, or the information contained in other documents filed with the Securities and Exchange Commission or their respective banking regulators. Representations and warranties in agreements such as the Merger Agreement are not intended as statements of fact, but rather are negotiated provisions which allocate risks related to the subject matter of the statements between the parties to the agreement. Additionally, the representations and warranties are modified in the Agreement by materiality standards and conditions, and clarifications, exclusions and exceptions set forth on schedules and exhibits which are not public documents. As such, readers should not place reliance on the representations and warranties as accurate statements of the current condition of any party to the agreement, their respective subsidiaries, operations, assets or liabilities.
General
The financial industry continues to experience significant volatility and stress as economic conditions remain generally stagnant, unemployment levels are high and asset values remain depressed. While the Company did not have direct exposure to the upheaval in the residential mortgage loan market, declines in housing construction that started in 2008 and the related impact on contractors and other small and medium sized businesses have had an adverse impact on the Company’s business. This impact included increased levels of non-performing assets, loan charge-offs and increased loan loss provisions. While the Company believes that it has taken adequate reserves for the problem assets in its loan portfolio at December 31, 2011, there can be no assurance that the Company will not be required to take additional charge-offs or make additional provisions for nonperforming loans, or that currently performing loans will continue to perform. Additionally, there can be no assurance that the steps taken to stimulate the economy and stabilize the financial system will prove successful, or that they will improve the financial condition of the Company’s customers or the Company.
Overview
The Company’s assets increased modestly at December 31, 2011 from December 31, 2010, primarily reflecting an increase in cash and cash equivalents as the Company increased its liquidity position. Earnings improved as the result of the reduction of the cost of deposits particularly the reduction in the cost of certificates of deposits due to re-pricing of these deposits to lower current market interest rates. Despite a decline from 2010, the provision for loan losses continues to remain relatively high in recognition of the effect of uncertain economic conditions on the Company’s borrowers and collateral values as well as loan charge-offs. Key measurements and events for the period include the following:
•
The Company’s net income was $1.8 million for the year ended December 31, 2011 as compared to net income of $1.4 million for the year ended December 31, 2010, a 27.6% increase, largely resulting from increased net interest income during 2011.

•	Net interest income, the Company’s main source of income, increased by 7.7% from $9.4 million in 2010 to $10.2 million in 2011.
•	The provision for loan losses decreased by 6.7% from $2.7 million in 2010 to $2.5 million during 2011.

•	Total assets increased by 2.1% from $203.1 million at December 31, 2010 to $207.3 million at December 31, 2011.
•	Net loans outstanding decreased by 0.2% from $181.7 million at December 31, 2010 to $181.3 million as of December 31, 2011.
•	Deposits increased by 1.4% from $180.1 million at December 31, 2010 to $182.6 million at December 31, 2011.
•	Non-interest income increased by 4.8% from $1.09 million for the year ended December 31, 2010 to $1.15 million for the year ended December 31, 2011.
•	Non-interest expenses increased by 6.4% from $5.4 million during 2010 to $5.8 million in 2011.
A detailed discussion of the factors leading to these changes can be found in the discussion below.
Further asset and loan growth by the Company may be limited by its levels of regulatory capital. Increases in the loan portfolio need to be funded by increases in deposits as the Company has limited amounts of on-balance sheet assets deployable into loans. Growth will depend upon Company earnings and/or the raising of additional capital.
Critical Accounting Policies
The Company’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.
The most significant accounting policies followed by the Company are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses as the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.
The Company believes it has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the Consolidated Financial Statements. For additional discussion concerning the allowance for loan losses and related matters, see “Provision for Loan Losses” below and Note 1 to the Consolidated Financial Statements.

Financial Condition
The Company’s assets at December 31, 2011 were $207.3 million, an increase of $4.2 million or 2.1%, from December 31, 2010. The increase is primarily the result of the increase in cash and cash equivalents of $4.1 million offset by the decrease in net loans of $0.4 million. Increases in deposits during 2011 were primarily maintained in interest bearing cash deposit accounts at other financial institutions.
Loan Portfolio
At December 31, 2011, net loans totaled $181.3 million as compared to $181.7 million at December 31, 2010. The loan portfolio is comprised of commercial loans and real estate loans. The net decrease in loans is attributable to the $1.2 million decline, or 2.3%, in commercial and industrial loans, the increase of $0.6 million in real estate loans, or 0.5%, as well as a $0.1 million decrease, or 4.4%, in the allowance for loan losses. During 2011, the Company continued its efforts to originate real estate loans, where the Company has tangible collateral securing the loans. Real estate retains a value even in down markets unlike other collateral such as accounts receivable and business assets, which are more susceptible to significant declines in value. The real estate portfolio is largely composed of loans secured by commercial real estate. The Company has only approximately $1 million in acquisition and development loans secured by residential building lots. The Company’s residential loans consist of loans to investors in residential property for rental, and are primarily secured by one to four family properties.
The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At December 31, 2011, gross loans were $184.3 million, a 0.3% decline from the $184.9 million in gross loans outstanding at December 31, 2010. Loans consist of internally generated loans and participation loans purchased from other local community banks. Lending activity is confined to the Bank’s market area. The Company continues to seek quality credits. There has been no dilution of credit underwriting standards. The Company does not engage in foreign lending activities.
The following table sets forth information on the composition of the loan portfolio by type at December 31:

	2011		2010		2009		2008		2007
		% of		% of		% of		% of		% of
(In thousands)	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans
Commercial and Industrial loans	$43,051	23.3%	$44,645	24.1%	$63,959	34.5%	$54,195	35.4%	$49,596	39.3%
SBA loans	8,049	4.4%	7,742	4.2%	4,517	2.4%	4,588	3.0%	3,841	3.0%
Real estate loans:
Owner occupied	77,288	41.9%	85,570	46.3%	73,327	39.5%	61,417	40.1%	44,967	35.6%
Non owner occupied	55,999	30.4%	47,040	25.4%	43,760	23.6%	32,790	21.5%	27,966	22.1%

Total real estate loans	133,287	72.3%	132,610	71.7%	117,087	63.1%	94,207	61.6%	72,933	57.7%

	184,387	100.0%	184,997	100.0%	185,563	100.0%	152,990	100.0%	126,370	100.0%

Unearned loan fees, net	(89)		(114)		(81)		(29)		(35)
Allowance for loan losses	(3,033)		(3,174)		(2,380)		(1,860)		(1,665)

	$181,265		$181,709		$183,102		$151,101		$124,670

Note:
The loan amounts and percentages for December 31, 2010 above reflect the effect of reclassifying approximately $9.5 million of commercial and industrial loans to real estate loans during the second quarter of 2010. The reclassification resulted from a review by the Company of the risk profile of the loan portfolio. The majority of the reclassified loans were to entities whose cash flow were directly or indirectly significantly dependent upon the sale, refinance, or management of real estate assets or collections of the entities’ financing of real estate. Without the reclassification, the commercial and industrial loans would have comprised approximately 33.4% of the total loans at December 31, 2010.

Non owner occupied real estate loans include loans secured by residential property in the amount of $26.5 million, $24.3 million, $22.1 million, $19.0 million in 2011, 2010, 2009 and 2008, respectively. Delineation as to residential versus commercial property for 2007 is not available.

The tables below set forth the maturity and re-pricing distributions of the loan receivable portfolio as of December 31, 2011.

	LOAN MATURITIES AS OF DECEMBER 31, 2011
	1 year		After
(In thousands)	or less	>1-5 years	5 years	Total
Commercial and Industrial loans (1)	$27,813	$10,369	$12,918	$51,100
Real estate loans	29,787	29,998	73,502	133,287

Total loans receivable	$57,600	$40,367	$86,420	$184,387

(1)	Includes SBA loans

	LOAN RE- PRICING AS OF DECEMBER 31, 2011
	1 year		After
(In thousands)	or less	>1-5 years	5 years	Total
Loans with:
Fixed interest rates	$10,692	$35,605	$1,049	$47,346
Floating and adjustable interest rates	70,793	66,248	—	137,041

Total loans receivable	$81,485	$101,853	$1,049	$184,387

Allowance for Loan Losses
The allowance for loan losses was $3.0 million, or 1.65% of loans, at December 31, 2011 as compared to $3.2 million, or 1.72% of loans, at December 31, 2010. At December 31, 2011, non-accrual loans totaled $2.7 million as compared to $7.3 million at December 31, 2010. The decrease is primarily attributable to decreases in non-accrual real estate loans. The majority of the non-accrual loans are commercial real estate loans: $0.4 million in loans to businesses occupying the real estate collateral to conduct the borrowers’ primary business operations and $1.3 million in loans on real estate for investment purposes. The long period of reduced economic activity has negatively impacted businesses resulting in the reduction of resources to make required loan payments. Loans charged-off in 2011 totaled $2.8 million as compared to $2.0 million during 2010. Recoveries on charged-off loans were $138 thousand during 2011 and $51 thousand during 2010.
Of the balance in the allowance account at December 31, 2011, “specific” reserves were $1.4 million, or 0.77% of gross loans outstanding, and “general” reserves were $1.6 million, or 0.88% of gross loans outstanding at December 31, 2011. Specific reserves are used to individually allocate an allowance for loans identified as impaired, or which otherwise exhibit adverse characteristics that suggest a heightened risk of non-collection. General reserves are those made with respect to unclassified loans in our portfolio based upon the methodology discussed below in order to maintain the allowance at a level which reflects our best estimate of the losses inherent in the portfolio with respect to such loans. Whether specific or general, amounts in the allowance for credit losses are available to absorb losses with respect to any loan. At December 31, 2010, the allowance for credit losses stood at $3.2 million, or 1.72% of outstanding gross loans. Of this amount, specific reserves were $1.6 million and general reserves were $1.6 million.
The allowance for loan losses is determined based upon various loss ratios applied to categories of loans except for loans rated substandard, doubtful or loss, which are evaluated separately and assigned specific reserve amounts, if necessary, based upon the evaluation. Loss ratios are applied to each category of loan to determine estimated loss amounts. Categories of loans are identified as commercial term or revolving loans, SBA loans, owner occupied real estate loans and non owner occupied real estate loans. Additional loss ratios are also applied for risks factors identified beyond individual loan risks, such as economic conditions, underwriting exceptions and loan concentrations based upon management’s estimations of loss exposure. Loss ratios are determined based upon the Bank’s loan loss history adjusted for estimated losses for the effect of current economic conditions (currently stressed), any industry concentration or identified weakness in an industry, and credit management and underwriting policies changes, if any.

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
At December 31, 2011, the range of the loss ratios used to determine estimated losses by loan category were: commercial loans — 1.31%; SBA loans — 6.29%; owner occupied mortgage loans — 0.40% and non owner occupied mortgage loans — 0.25% to 0.47%. Additional losses are estimated based on additional identified risks factors, such as loans with underwriting exceptions, the level and direction of payment delinquencies and the level of unsecured credit. These additional loss estimates are not allocated to the separate loan categories.
The computed allowance for loan losses is tested through the use of the Company’s loan risk rating process. Loans are assigned a risk rating at their origination based upon rating criteria consistent with regulatory definitions. The risk ratings are adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and, in the case of commercial loans and commercial real estate loans, the normal periodic review (usually annually) of the underlying credit indicates that a change in risk rating is appropriate. An estimated “low” and “high” loss percentage is applied to loans in each risk rating. These loss percentages increase as the loan risk rating increases. Estimated losses and reserves for loans rated as substandard, doubtful or loss are derived from the determination of the allowance for loan losses as discussed above as well as estimated losses resulting from risk factors identified beyond individual loan risks, such as economic conditions, underwriting exceptions and loan concentrations. Loss percentages used are generally based upon management’s best estimates considering losses incurred. Estimated “low” and “high” allowance for loan loss amounts are derived by accumulating the estimated losses using the “low” and “high” loss percentages for each risk rating and adding losses based upon separate loan evaluations and identified other risks. The actual allowance for loan losses is compared to this range to ascertain that it is situated within the range. At December 31, 2011, the “low” and “high” allowance determination resulted in a “low” allowance of 1.39% of loans and a “high” allowance of 1.66% of loans. The actual allowance for loan losses was 1.65% of loans.
The allowance for loan losses represents 1.65% and 1.72% of loans receivable at December 31, 2011 and December 31, 2010, respectively. The decrease in the allowance for loan losses as a percent of loans at December 31, 2011 as compared to December 31, 2010 resulted from the increase in loan charge-offs, decline in loan balances and increase in foreclosure activities. During 2011, there were no significant changes made in the estimation methods or assumptions used in the determination of the allowance for loan losses at December 31, 2011 as compared to December 31, 2010 apart from changes to loss factors based on management’s perception of economic environmental factors and trends. In addition, on at least a quarterly basis, the recorded allowance for loan losses (as a percent of loans) is compared to peer group levels to ascertain the reasonableness of the estimate. Management believes that the allowance for loan losses is adequate at December 31, 2011.

The activity in the allowance for credit losses for the years ended December 31 is shown in the following table:

(In thousands)	2011	2010	2009	2008	2007
Allowance for loan losses:
Beginning balance	$3,174	$2,380	$1,860	$1,665	$1,614
Charge-offs — Commercial and Industrial loans	(1,043)	(1,140)	(500)	(179)	(72)
Charge-offs — SBA loans	(284)	(447)	(463)	(318)	—
Recoveries — Commercial and Industrial loans	101	26	—	45	78
Recoveries — SBA loans	35	25	5	—	—
Real estate loans:
Charge-offs — Owner occupied	(765)	—	(138)	—	—
Charge-offs — Non owner occupied	(720)	(386)	—	—	—
Recoveries — Non owner occupied real estate	2	—	—	—	—

Net recoveries (charge-offs)	(2,674)	(1,922)	(1,096)	(452)	6

Provision for loan losses	2,533	2,716	1,616	647	45

Ending balance	$3,033	$3,174	$2,380	$1,860	$1,665

Net recoveries (charge-offs) to average loans	(1.46%)	(1.04%)	(0.65%)	(0.33%)	0.00%
During 2011, loans to twenty one borrowers and related entities totaling $2.1 million were determined to be uncollectible and were charged-off. The foreclosure of three commercial real estate loan resulted in a charge-off of $736 thousand in 2011. During 2010, loans to twelve borrowers and related entities totaling $2.0 million were determined to be uncollectible and were charged-off.
The following table shows the allocation of the allowance for credit losses at the dates indicated. The allocation of portions of the allowance to specific categories of loans is not intended to be indicative of future losses, and does not restrict the use of the allowance to absorb losses in any category of loans. The amount column in the table below represents the dollar amount allocated; the percentage column represents the percentage of loans in each category to total loans.

	2011		2010		2009		2008		2007
(In thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial and Industrial loans	$921	23.4%	$1,023	24.1%	$1,290	34.9%	$789	35.2%	$941	37.9%
SBA loans	458	4.4%	627	4.2%	576	2.1%	749	3.9%	343	4.4%
Real estate loans:
Owner occupied	535	41.8%	682	46.2%	168	38.2%	212	39.3%	217	44.6%
Non owner occupied	969	30.4%	715	25.5%	242	24.8%	105	21.6%	56	13.1%

Total real estate loans	1,504	72.2%	1,397	71.7%	410	63.0%	317	60.9%	273	57.7%

Unallocated to loan type	150	—	127	—	104	—	5	—	108	—

	$3,033	100.0%	$3,174	100.0%	$2,380	100.0%	$1,860	100.0%	$1,665	100.0%

The Company has also established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At December 31, 2011 the balance of this reserve was $60 thousand. The reserve, based on evaluations of the collectability of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.
Loan Quality
In its lending activities, the Company seeks to develop sound credits with customers who will grow with the Company. There has not been an effort to rapidly build the portfolio and earnings at the expense of asset quality. At the same time, the extension of credit inevitably carries some risk of non-payment. Loans on which the accrual of interest has been discontinued amounted to $2.7 million and $7.3 million at December 31, 2011 and 2010, respectively. Interest that would have been accrued under the terms of these loans totaled $391 thousand and $324 thousand for the years ended December 31, 2011 and 2010, respectively. No interest was included in income in respect to such loans after being placed in non-accrual status as prior uncollected interest was reversed from income. The Company has no commitments to loan additional funds to the borrowers of impaired or non-accrual loans. The accrual of interest on loans is discontinued when a scheduled loan payment has become over ninety days past due.

Non-accrual loan activity is summarized as follows for the years ended December 31:

(In thousands)	2011	2010	2009	2008	2007
Balance at the beginning of the year	$7,283	$2,734	$5,819	$1,125	$628
New loans placed on non-accrual	2,693	7,846	2,427	5,046	569
Less:
Loan restored to interest earning status	—	—	1,266	—	—
Other real estate owned additions	2,529	945	2,462	—	—
Charge-offs	2,812	1,973	1,101	236	72
Other including payments received	1,967	379	683	116	—

Balance at the end of the year	$2,668	$7,283	$2,734	$5,819	$1,125

Non-accrual loans with specific reserves at December 31, 2011 are comprised of $895 thousand of commercial loans, $103 thousand of SBA loans, $404 thousand of owner occupied real estate loans and $1.3 million of non owner occupied real estate loans. All of these loans are in various stages of collection.
The following table shows the amounts of non-performing assets on the dates indicated:

	December 31:
(In thousands)	2011	2010	2009	2008	2007
Non-accrual loans:
Commercial and Industrial	$895	$667	$2,280	$1,676	$868
SBA	103	388	454	542	257
Real estate- owner occupied	404	3,956	—	3,601	—
Real estate- non owner occupied	1,266	2,272	—	—	—
Accrual loans -past due 90 days and over	—	—	—	—	—

Total non-performing loans	2,668	7,283	2,734	5,819	1,125

Other real estate owned	4,232	3,324	2,462	—	—

Total non-performing assets	$6,900	$10,607	$5,196	$5,819	$1,125

Accruing Troubled Debt Restructured loans	$3,272	$3,985	$1,263	—	—
Allowance for loan losses to total non-performing loans	113.7%	43.6%	87.1%	32.0%	148.0%
Non-performing loans to total loans	1.45%	3.94%	1.47%	3.80%	0.89%
Non-performing assets to total assets	3.33%	5.22%	2.59%	3.49%	0.76%
Management has not identified any other loans which it has serious doubts as to the ability of the borrower to comply with the present repayment terms.
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

Further information regarding the Company’s other real estate owned and loan portfolio, including non accrual loans and Troubled Debt Restructured loans, is contained in Note 4 — Loans and Allowance for Loan Losses in the accompanying Consolidated Financial Statements.
Investments
The Company does not maintain an investment securities portfolio as the portfolio was reduced to zero in December 2009 as the sole security in the portfolio was redeemed. The Company is maintaining its liquid assets in its account at the Federal Reserve and fully FDIC insured certificates of deposits in other financial institutions for safety and liquidity purposes. The Company will make additional securities investments when interest rates have increased and the Company has sufficient excess liquidity
All investments securities, if any are held, are classified as “available for sale” and are reflected in the statement of financial condition at their fair value.

(In thousands)	2011	2010	2009
Restricted stock:
Federal Reserve Bank stock	465	465	465
Corporate equities	44	62	62

Total securities	$509	$527	$527

The restricted stocks do not have maturity dates and are carried at cost on the Company’s books less any other-than-temporary-value-impairment. The Company received a semi-annual cash dividend on the Federal Reserve Bank stock that it owns at a 6% annual rate. Earnings on the other restricted stock are immaterial.
At December 31, 2011, there were no issuers whose securities owned by the Company have a book or market value exceeding ten percent of the Company’s stockholders’ equity.
Deposits and Liquidity Management
The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. The Bank’s principal sources of funds for loans, investments and general operations are deposits from its primary market area, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits, and the payment for checks drawn upon it. The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from other financial institutions including the Federal Reserve and Federal funds sold, if any. The levels of such assets are dependent on the Bank’s lending, investment and operating activities at any given time. The variations in levels of liquid assets are influenced by deposit flows and loan demand, both current and anticipated.
The Company’s deposits consist of demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposit. These accounts provide the Company with a relatively stable source of funds. The Company generally targets larger deposit relationships by offering competitive interest rates on certificates of deposit of $75 thousand or more in our local markets. Deposits from the local market areas are supplemented with out-of-area deposits comprised of funds obtained through the use of deposit listing services (national market certificates of deposit), deposits obtained through the use of brokers and through the Certificates of Deposit Account Registry Service (CDARS) program. As a result, a substantial portion of our deposits, 19.5% at December 31, 2011 and 24.5% at December 31, 2010, are comprised of certificate of deposit accounts of $100 thousand or more. Total certificates of deposit represent 62.7% of deposits at December 31, 2011 and 68.5% of deposits at December 31, 2010.

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
At December 31, 2011, deposits totaled $182.6 million as compared to $180.1 million at December 31, 2010. The $2.5 million increase in deposits resulted from the $7.8 million increase in noninterest bearing deposits, the $5.8 million increase in savings accounts balance, the decline of $8.7 million in the amount of certificates of deposit and the decrease of $2.4 million in other deposit accounts. The decline in the amount of certificates of deposit results from several factors including customers’ desire to avoid long term, fixed rate deposit commitments during a period of low interest rates as well as the Company’s efforts to reduce interest expense and manage liquidity needs. The decline in the amount of certificates of deposit was accompanied by the increase in savings deposits as some customers moved their funds to more liquid deposit accounts while waiting for market interest rates, and/or the return on alternative investments to increase. The increase in noninterest deposits results from the increase in commercial demand accounts as the slowed business activity reduces commercial investments in times of uncertainty. There were $35.2 million and $33.1 million of brokered certificates of deposit at December 31, 2011 and December 31, 2010, respectively. Included in these brokered deposits at December 31, 2011 are $7.6 million of certificates of deposits received in exchange for the placement of the Company’s customers’ deposit funds with other financial institutions under the CDARS program. Included in deposits are deposits of officers and directors (and their affiliated entities) of $11.8 million at December 31, 2011.
As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act, banks are no longer prohibited from paying interest on demand deposit accounts, including those from businesses, effective in July 2011. The Company does not currently pay interest on business owned demand deposit accounts. If the Company starts to pay interest on these accounts, its net interest margin would decline. It is not clear what effect the elimination of this prohibition will have on the Company’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability.
Under a temporary deposit insurance program, all non-interest bearing demand deposit accounts, regardless of amount, are fully insured by the FDIC. This program extends to December 31, 2012 at which time normal deposit insurance limits will apply to non-interest bearing demand deposits. The Company does not know what effect this change will have on the amount of its non-bearing deposits but anticipates some customer withdrawals to reduce their deposit balances to the normal insurance limit of $250,000.

Deposits are summarized below as of dates indicated:

	December 31,	%	December 31:
(In thousands)	2011	Change	2010	2009	2008
Non-interest bearing deposits	$31,586	32.9%	$23,760	$21,024	$23,599
Interest bearing deposits:
NOW accounts	411	(67.9%)	1,279	309	1,247
Money Market accounts	7,350	(16.7%)	8,824	7,841	13,049
Savings accounts	28,714	25.1%	22,962	10,379	148
Certificates of deposit accounts:
Less than $100,000	78,965	(.3%)	79,209	71,593	37,539
$100,000 or more	35,582	(19.3%)	44,076	67,499	69,659

Total interest bearing deposits	151,022	(3.4%)	156,350	157,621	121,642

Total deposits	$182,608	1.4%	$180,110	$178,645	$145,241

The table below shows the maturities of certificates of deposit:

	December 31, 2011
	CDs of $100,000
(In thousands)	or more	All CDs
Three months or less	$4,543	$19,164
Over three months to six months	10,580	22,960
Over six months to twelve months	9,372	29,623
Over twelve months through three years	10,945	38,165
Over three years	142	4,635

Total	$35,582	$114,547

The table below shows the source of the Company’s certificate of deposits as well as the amount equal to or greater than $100,000 at December 31, 2011:

	CDs with balances	CDs with balances
	of less than	of $100,000 or
Source	$100,000	greater	Total
(in thousands)
Local markets	$5,515	$21,489	$27,004
National market	52,329	—	52,329
CDARS program:
Customers’ funds	247	7,329	7,576
Proprietary funding	3,353	6,664	10,017
Other brokered funds	17,521	100	17,621

Total	$78,965	$35,582	$114,547

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

The Company’s short term liquid assets of cash and cash equivalents were $17.8 million, or 8.6% of assets at December 31, 2011 and $13.7 million, or 6.8% of assets, at December 31, 2010. Continued growth in deposits will be required to fund any loan growth. Accordingly, the Company intends to maintain a competitive posture in its deposit interest rate offerings. While adequate liquidity is imperative, excess liquidity has the effect of a lower interest margin, as funds not invested in loans are placed in short-term investments that earn significantly lower yields.
The Bank has available unsecured credit facilities for short-term liquidity needs from financial institutions of $8,500,000 at December 31, 2011 and 2010. There were no borrowings outstanding under these credit arrangements at December 31, 2011 and 2010.
The Company believes its levels of liquidity are adequate to conduct the business of the Company and Bank.
Stockholders’ Equity
Total stockholders’ equity was $24.2 million at December 31, 2011 representing an increase of $1.8 million from December 31, 2010. The increase from December 31, 2010 was attributable to the net income of the Company of $1.8 million.
At December 31, 2011, the Company and the Bank continued to exceed all regulatory capital requirements to be considered “well capitalized” under federal regulations. The Company believes its level of capital is adequate to conduct the business of the Company and Bank.
RESULTS OF OPERATIONS
Net income for the year ended December 31, 2011 was $1.8 million ($1.00 basic and diluted earnings per share), an increase of $0.4 million, or 27.6%, from the net income of $1.4 million ($0.78 basic earnings and diluted earnings per share) during 2010. Net income increased in 2011 as compared to 2010 primarily because of the increase in net interest income of $0.7 million and the decrease in the provision for loan losses of $0.2 million. This increase was partially offset by the increase in non-interest expenses of $0.4 million (all amounts are before tax effects).
Return on equity, return on assets and ratio of equity to assets are as follows:
Year Ended December 31,

	2011	2010	2009

Return on Average Equity	7.74%	6.46%	3.29%
Return on Average Earning Assets	0.90%	0.71%	0.37%
Ratio of Average Equity to Average Assets	11.32%	10.62%	11.03%
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
Total interest income decreased by $0.3 million or 2.5% to $12.2 million for the year ended December 31, 2011 as compared to $12.6 million in 2010. This decrease was primarily attributable to the reduction of the yield on average earning assets. Average interest earning assets increased by $0.4 million or 0.2% during 2011 as compared to 2010; however, the yield on earning assets decreased to 6.07% in 2011 from 6.24% in 2010, primarily as a result of a 15 basis point decline in yields on loans.

Interest expense decreased by $1.0 million, or 33.4% to $2.1 million for the year ended December 31, 2011 as compared to $3.1 million in 2010. This decrease was attributable to the reduction in average interest bearing liabilities of $5.8 million or 3.6% in 2011 as compared to 2010, and the decrease in the cost of deposits during 2011 to 1.34% from 1.94% in 2010. This interest rate decrease resulted primarily from the re-pricing or replacement of higher rate certificates of deposit as they matured during 2011.
Net interest income was $10.2 million in 2011, a $0.8 million increase from the $9.4 million net interest income in 2010, a 7.7% increase. The increase in net interest income results primarily from the reduction of deposit interest expense in 2011.
The following table provides information for the designated periods with respect to average balances, income and expense and annualized yields and costs associated with various categories of interest earning assets and interest bearing liabilities for the past three years. Non-accrual loans have been included in loans receivable in the table. The table includes a measurement of spread and margin. Interest spread is the mathematical difference between the average interest yield on interest earning assets and average interest paid on interest bearing liabilities. Interest margin is the net interest yield on interest earning assets and is derived by dividing net interest income by average interest earning assets.

	AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE
	Years Ended December 31:
	2011			2010			2009
	Average		Yield/	Average		Yield/	Average		Yield/
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest Earning Assets:
Loans receivable	$183,253	$12,151	6.63%	$184,036	$12,474	6.78%	$169,888	$11,791	6.94%
Investment securities	524	28	5.34%	527	28	5.31%	2,391	108	4.52%
Interest bearing deposits	17,881	62	0.35%	16,619	58	0.35%	10,127	26	0.26%
Federal funds sold	—	—	0.00%	32	—	0.00%	949	3	0.32%

Total Interest Earning Assets	201,658	12,241	6.07%	201,214	12,560	6.24%	183,355	11,928	6.51%

Less allowance for loan losses	(3,417)			(2,461)			(2,146)
Non-Interest Earning Assets	8,967			8,455			5,830

Total Assets	$207,208			$207,208			$187,039

Liabilities and Stockholders’ Equity:
Interest Bearing Liabilities:
Interest bearing demand deposits	$746	$1	0.05%	$746	$1	0.07%	$1,600	$1	0.06%
Money market deposit accounts	8,364	30	0.36%	7,946	36	0.45%	11,942	63	0.53%
Savings accounts	25,631	268	1.05%	17,465	223	1.28%	3,942	71	1.80%
Certificates of deposit	120,841	1,787	1.48%	135,237	2,871	2.12%	126,451	4,452	3.52%

Total Interest Bearing Liabilities	155,582	2,086	1.34%	161,394	3,131	1.94%	143,935	4,587	3.19%

Non-Interest Bearing Liabilities:
Demand deposits	27,403			22,996			21,413
Other	765			807			1,058

Total Liabilities	183,750			185,197			166,406

Stockholders’ Equity	23,458			22,011			20,633

Total Liabilities and Equity	$207,208			$207,208			$187,039

Net Interest Income		$10,155			$9,430			$7,341

Net Interest Spread			4.73%			4.30%			3.32%

Net Interest Margin			5.04%			4.69%			4.00%

Yields on securities are calculated based on amortized cost. Loans receivable include non-accrual loans.
The increase in net interest margin and net interest spread in 2011 as compared to 2010 primarily results from the Bank’s reduction in average interest bearing deposits as well as a reduction in the cost of deposits because of the re-pricing or replacing higher rate certificates of deposit as they matured during 2011.

Rate/Volume Analysis of Net Interest Income
The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in volume of the asset multiplied by the prior year’s rate) and (ii) changes in rates (change in rate multiplied by the current year’s volume).
RATE/VOLUME ANALYSIS

	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets:
Federal funds sold	$—	$—	$—	$(3)	$—	$(3)
Loans receivable	(53)	(270)	(323)	982	(299)	683
Interest bearing deposits	3	1	4	18	14	32
Investment portfolio	—	—	—	(78)	(2)	(80)

Net Change in Interest Income	(50)	(269)	(319)	919	(287)	632

Interest Bearing Liabilities:
Interest bearing deposits	(113)	(931)	(1,044)	602	(2,059)	(1,457)

Net Change in Interest Expense	(113)	(931)	(1,044)	602	(2,059)	(1,457)

Change in Net Interest Income	$63	$662	$725	$317	$1,772	$2,089

Provision for Loan Losses
The provision for loan losses represents the expense recognized to fund the allowance for loan losses. The loan loss expense of $2.5 million for the year ended December 31, 2011 reflected a slight decrease of $0.2 million from the provision of $2.7 million for the year ended December 31, 2010 reflecting in part the reduced amount of average loans during 2011 as compared to 2010.
Additionally, the Bank has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. The balance of this reserve was $60 thousand at December 31, 2011 and 2010. The reserve is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.
Non-interest Income
Non-interest income principally consists of gains from the sale of the guaranteed portion of Small Business Administration (SBA) loans, net rental income and gains on sales of other real estate owned and from deposit account services charges. For the year ended December 31, 2011, gains on sales of the guaranteed portion of SBA loans was $450 thousand as compared to $615 thousand during 2010 reflecting reduced SBA loan sales during 2011. Generally, the Company desires to sell the guaranteed portion of most additional SBA loans resulting in a continuing stream of income that may vary significantly from quarter to quarter, depending in part upon the volume of loans actually sold. Gains on sales of other real estate owned were $97 thousand during 2011. There were no such sales in 2010. Net rental income was $32 thousand during 2011 as compared to $3 thousand during 2010. Substantially all of the properties which produced the net rental income were sold during 2011. Deposit account service charges and other income amounted to $567 thousand during the year ended December 31, 2011 as compared to $476 thousand in 2010, reflecting an increase in the number of accounts subject to service charges.
Non-interest Expense
Total non-interest expenses increased by $350 thousand during the 2011 as compared to those in 2010, a 6.44% increase. The 2011 expenses included $228 thousand of a loan collection expenses as compared to $66 thousand in 2010. Employee compensation and benefit expense increased by $157 thousand, or 5.3% during 2011 as compared to 2010. In each year, salary and benefit expense was the largest component of non-interest expenses: $3.1 million in 2011 and $3.0 million in 2010.

Income Taxes
The Company uses the liability method of accounting for income taxes as required by ASC 740, Accounting for Income Taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the enacted rates that will be in effect when these differences reverse. Income tax expense for 2011 was $1.2 million, 39.2% of pretax income, and $951 thousand, 40.0% of pretax income, in 2010.
Off-Balance Sheet Arrangements
With the exception of the Bank’s obligations in connection with its irrevocable letters of credit and loan commitments, the Bank has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Bank’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors. For additional information on off-balance sheet arrangements, please see Note 9 to the Consolidated Financial Statements.
Interest Rate Risk Management
Banks and other financial institutions are dependent upon net interest income, the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities. Changes in interest rates inevitably have an impact on interest income. GAP, a measure of the difference in volume between interest bearing assets and interest bearing liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indicator of the rate sensitivity of the Company. A positive GAP indicates the degree to which the volume of repriceable assets exceeds repriceable liabilities in particular time periods. The Company has a negative GAP, a liability sensitive position, for a one year period which would generally indicate decreased net interest income in a rising rate environment and increased net interest income in a declining rate environment. However, this measurement of interest rate risk sensitivity represents a static position as of a single day and is not necessarily indicative of the interest rate risk position at any other point in time, does not take into account the sensitivity of yields and costs of specific assets and liabilities to changes in market rates, and does not take into account the specific timing of, or the extent to which, changes to a specific asset or liability will occur. Further this measurement does not take into account the effect of competitive factors on interest rates, and the effect of changes in interest rates on the capacity of customers to meet their obligations. The Company will be addressing the current negative GAP level for the purpose of reducing its exposure to interest rate changes, although there can be no assurance that the Company’s efforts will be successful in reducing its exposure to interest rate changes, or that it will correctly predict the timing and magnitude of changes in interest rates.

RATE SENSITIVITY ANALYSIS (Static GAP)
December 31, 2011

	0-3	4-12	>1-3	>3<5
(In thousands)	Months	Months	Years	Years	5 YRS +	Total
Interest earning assets:
Interest bearing deposits	$11,959	$3,680	$—	$—	$—	$15,639
Loans*	61,135	17,682	56,170	45,594	1,049	181,630

Total	73,094	21,362	56,170	45,594	1,049	197,269

Interest bearing liabilities:
Savings/Money
Market/NOW	36,475	—	—	—	—	36,475
Certificates of deposit	19,164	52,584	38,164	4,635	—	114,547

Total	55,639	52,584	38,164	4,635	—	151,022

GAP:
Period	$17,455	(31,222)	18,006	40,959	1,049	$46,247

Cumulative		$(13,767)	$4,239	$45,198	$46,247

*	Loan amounts above exclude $2.7 million of loans on non-interest accrual and deferred fees
Capital Resources and Adequacy
The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses. The ability of the Company to grow is dependent on the availability of capital with which to meet regulatory capital requirements. To the extent the Company is successful it may need to acquire additional capital through the sale of additional common stock, other qualifying equity instruments, such as trust preferred securities, or subordinated debt. There can be no assurance that additional capital will be available to the Company on a timely basis or on attractive terms.
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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company will be subject to the capital guidelines when its assets exceed $500 million, it engages in certain highly leveraged activities or it has publicly issued debt. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At December 31, 2011, the Company and the Bank were in full compliance with these guidelines, as follows:

			Minimum Ratios
	December 31,	December 31,	To be “Adequately	To be “Well
	2011	2010	Capitalized”	Capitalized”
Total capital:
Company	14.0%	13.1%	8.0%	N/A
Bank	13.3%	12.3%	8.0%	10.0%
Tier I:
Company	12.7%	11.8%	4.0%	N/A
Bank	12.1%	11.1%	4.0%	6.0%
Leverage Total:
Company	11.5%	11.0%	4.0%	N/A
Bank	10.9%	10.3%	4.0%	5.0%
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
TGM GROUP LLC LETTERHEAD
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
CommerceFirst Bancorp, Inc. and Subsidiary
Annapolis, Maryland
We have audited the accompanying consolidated statements of financial condition of CommerceFirst Bancorp, Inc. and subsidiary as of December 31, 2011 and 2010, and the related consolidated statement of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. CommerceFirst Bancorp, Inc. and subsidiary’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CommerceFirst Bancorp, Inc. and subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

Salisbury, Maryland
February 16, 2012

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition
December 31, 2011 and December 31, 2010
(Dollars in thousands)

	December 31,	December 31,
	2011	2010
ASSETS

Cash and due from banks	$2,161	$1,437
Interest bearing deposits	15,639	12,289

Cash and cash equivalents	17,800	13,726
Investments in restricted stocks, at cost	509	527

Loans receivable	184,298	184,883
Allowance for loan losses	(3,033)	(3,174)

Net loans receivable	181,265	181,709

Premises and equipment, net	418	556
Accrued interest receivable	767	750
Deferred income taxes	843	1,133
Other real estate owned	4,232	3,324
Other assets	1,505	1,399

Total Assets	$207,339	$203,124

LIABILITIES

Non-interest bearing deposits	$31,586	$23,760
Interest bearing deposits	151,022	156,350

Total deposits	182,608	180,110

Accrued interest payable	71	106
Other liabilities	480	543

Total Liabilities	183,159	180,759

STOCKHOLDERS’ EQUITY
Common stock — $.01 par value; authorized 4,000,000 shares
Issued and outstanding: 1,820,548 shares at December 31, 2011 and at December 31, 2010	18	18
Additional paid-in capital	17,853	17,853
Retained earnings	6,309	4,494

Total Stockholders’ Equity	24,180	22,365

Total Liabilities and Stockholders’ Equity	$207,339	$203,124

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
For the Years Ended December 31, 2011 and 2010
(Dollars in thousands except per share data)

	December 31,	December 31,
	2011	2010
Interest income:
Interest and fees on loans	$12,151	$12,474
Investment in stocks	28	28
Interest bearing deposits	62	58

Total interest income	12,241	12,560

Interest expense:
Deposits	2,086	3,130

Total interest expense	2,086	3,130

Net interest income	10,155	9,430

Provision for loan losses	2,533	2,716

Net interest income after provision for loan losses	7,622	6,714

Non-interest income:
Gains on sales of SBA loans	450	615
Gains on sales of other real estate owned	97	—
Service charges and other income	599	479

Total non-interest income	1,146	1,094

Non-interest expenses:
Compensation and benefits	3,118	2,961
Legal and professional	288	235
Rent and occupancy	578	567
Marketing and business development	75	76
FDIC insurance	200	321
Data processing	153	147
Support services	216	194
Communications	131	129
Loan collection	228	66
Other real estate owned loss provision	125	153
Depreciation and amortization	192	231
Other	480	354

Total non-interest expenses	5,784	5,434

Income before income taxes	2,984	2,374
Income tax expense	1,169	951

Net income	$1,815	$1,423

Basic and diluted earnings per share	$1.00	$0.78

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2011 and 2010
(Dollars in thousands)

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total

Balance December 31, 2009	$18	$17,853	$3,071	$20,942

Net income in 2010			1,423	1,423

Balance December 31, 2010	18	17,853	4,494	22,365

Net income in 2011			1,815	1,815

Balance December 31, 2011	$18	$17,853	$6,309	$24,180

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010
(Dollars in thousands)

	December 31,	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,815	$1,423
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	192	231
Gain on sales of SBA loans	(450)	(615)
Gain on sales of other real estate owned	(97)	—
Provision for loan losses	2,533	2,716
Provision for losses on unfunded commitments	—	6
Provision for losses on other real estate owned	125	153
Loss on impairment of stock investment	18	—
Deferred income taxes	290	(214)
Change in assets and liabilities:
Increase in accrued interest receivable	(17)	(69)
(Increase) decrease in other assets	(106)	54
Decrease in accrued interest payable	(35)	(78)
Decrease in other liabilities	(63)	(63)

Net cash provided by operating activities	4,205	3,544

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans, net	(10,508)	(10,465)
Proceeds from sales of SBA loans	6,197	8,742
Proceeds from sales of other real estate owned	1,736	—
Purchase of premises and equipment	(54)	(48)

Net cash used by investing activities	(2,629)	(1,771)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in non-interest bearing deposits, net	7,826	2,736
Net decrease in other deposits	(5,328)	(1,271)

Net cash provided by financing activities	2,498	1,465

Net increase in cash and cash equivalents	4,074	3,238
Cash and cash equivalents at beginning of period	13,726	10,488

Cash and cash equivalents at end of period	$17,800	$13,726

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$2,121	$3,052

Income taxes paid	$1,275	$1,490

Transfers to other real estate owned	$2,672	$1,015

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company and its Significant Accounting Policies
CommerceFirst Bancorp, Inc. (the “Company”), through its wholly owned subsidiary, CommerceFirst Bank (the “Bank”) provides financial services to individuals and corporate customers located primarily in Anne Arundel County, Howard County and Prince George’s County, Maryland, and is subject to competition from other financial institutions. The Company and the Bank are also subject to the regulations of certain Federal and State of Maryland agencies and undergoes periodic examinations by those regulatory authorities. The accounting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.
Merger Agreement
On December 20, 2011, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Sandy Spring Bancorp, Inc. (Sandy Spring), whereby Sandy Spring will acquire the Company by way of a merger of the Company with and into Sandy Spring. The Merger Agreement also provides for the merger of CommerceFirst Bank with and into Sandy Spring Bank, a Maryland bank and trust company, a wholly owned subsidiary of Sandy Spring. Pursuant to the Merger Agreement, at the effective time of the merger, each outstanding share of the Company’s common stock will be converted into the right to receive either (i) $13.60 in cash (Cash Consideration), or (ii) 0.8043 of a share of Sandy Spring’s common stock (Stock Consideration), subject to adjustment in accordance with the provisions of the Merger Agreement. The Merger Agreement provides that 50% of the outstanding shares of Company common stock will be converted into Stock Consideration and 50% of the outstanding shares of Company common stock will be converted into Cash Consideration. Each stockholder of the Company will be entitled to elect the number of shares of Company common stock held by such stockholder that will exchanged for the Stock Consideration or the Cash Consideration subject to proration in the event that a selected form of consideration is over-elected. The merger is intended to be a tax-free reorganization as to the portion of the merger consideration received as Sandy Spring common stock.
The Merger Agreement contains customary representations, warranties and covenants from both the Company and Sandy Spring. Among other covenants, the Company has agreed: (i) to convene and hold a meeting of its shareholders to consider and vote upon the Merger, (ii) that, subject to certain exceptions, the board of directors of the Company will recommend the adoption and approval of the Merger and the Merger Agreement by its shareholders, and (iii) not to (A) solicit alternative third-party acquisition proposals or, (B) subject to certain exceptions, conduct discussions concerning or provided confidential information in connection with any alternative third-party acquisition proposal.
Completion of the Merger is subject to various customary conditions, including, among others: (i) approval of the Merger and the Merger Agreement by the shareholders of the Company, (ii) receipt of required regulatory approvals, (iii) the absence of legal impediments to the Merger and (iv) the absence of certain material adverse changes or events. The Merger Agreement contains certain termination rights for the Company and Sandy Spring, as the case may be. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain circumstances, the Company will be required to pay to Sandy Spring a termination fee of $1,000,000.
Principles of Consolidation
The consolidated financial statements include the accounts of CommerceFirst Bancorp, Inc. and its subsidiary, CommerceFirst Bank. Intercompany balances and transactions have been eliminated. The Parent Company financial statements (see Note 15) of the Company reflect the accounting for the subsidiary using the equity method of accounting.
Use of Estimates
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. See below for a discussion of the determination of that estimate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company and its Significant Accounting Policies (continued)
Investment Securities
Available-for-sale securities consist of bonds and notes not classified as trading securities or as held-to-maturity securities. These securities are reported at their fair value with the unrealized holding gains and losses, net of tax, reported as a net amount in a separate component of stockholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. The Company has no trading or available-for-sale securities as of December 31, 2011 and 2010.
Securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. A charge to operations would occur if the fair value of the securities declines below cost and the Company’s intention or ability to hold the securities to maturity changes. The Company has no investment securities classified as held-to-maturity as of December 31, 2011 and 2010.
Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. In estimating other-then-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in the fair value. The related charge-offs would be recorded as realized losses in the income statement as to credit related amounts and accumulated other comprehensive income as to non-credit related amounts.
Restricted Securities
As a member of the Federal Reserve Bank of Richmond (Federal Reserve), the Company is required to acquire and hold stock in this entity. Ownership of this stock is restricted to members and can only be sold to and acquired from the Federal Reserve at par. The Company also owns stock in Atlantic Central Bankers Bank (ACBB) and Maryland Financial Bank (MFB), banks that generally offers product and services only to other banks. Ownership of the ACBB shares is restricted to banks, and there is no active market for the ACBB or the MFB shares. As there is no readily determinable fair value for these securities, they are carried at cost less any other-than-temporary-value-impairment (OTTI).
Loans and Allowance for Loan Losses
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or early repayment are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses and any unamortized deferred fees, costs, premiums and discounts. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.
The accrual of interest on loans is discontinued when, in management’s opinion, the full collection of principal or interest is in doubt or a scheduled loan payment has become over ninety days past due. Interest received on non-accrual loans is applied against the loan principal amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company and its Significant Accounting Policies (continued)
The Company determines and recognizes impairment of loans in accordance with the provisions of Section 310- Receivables of The FASB Accounting Standards Codification (ASC). A loan is determined to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during the period of delay in payment if the Company expects to collect all amounts due, including past-due interest. An impaired loan is measured at the present value of its expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. ASC Section 310 is generally applicable to all loans except large groups of smaller balance homogeneous loans that are evaluated collectively for impairment unless such loans are subject to a restructuring agreement. Interest payments received are applied to the loan principal balance unless the collection of all amounts due, both principal and interest, on the loan is considered probable, in which case the interest payments would be recognized as interest income.
The allowance for loan losses is increased by charges to expense and decreased by charge-offs (net of recoveries). Management’s periodic determination and evaluation of the adequacy of the allowance assesses various factors including inherent losses in all significant loans; known deterioration in concentrations of credit, certain classes of loans or collateral; historical loss experiences; results of independent reviews of loan quality and the allowance for loan losses; trends in portfolio quality, maturity and composition; volumes and trends in delinquencies and non-accrual loans, risk management policies and practices; lending policies and procedures; economic conditions and downturns in specific local industries; loss history; and the experience and quality of lending management and staff. Estimated losses in the portfolio are determined by applying loss ratios to loan categories, other than impaired loans and loans considered substandard or doubtful, which are evaluated separately to determine loss estimates. The loss experiences during the current and prior year are weighted heavily in the determination of the allowance for loan losses for all loan types. The determination of the allowance for loan losses involves the use of various subjective estimates by management and may result in over or under estimations of the amount of inherent losses in the loan portfolio.
Unearned Discounts and Servicing Rights of Small Business Administration (SBA) Loans Sold
The Company generally sells the SBA-guaranteed portions of its SBA loans in the secondary market. In connection with such sales, the Company receives a cash premium related to the guaranteed portion being sold. A portion of the cash premium received from the sale of the guaranteed portion of the SBA loan is deferred as a discount on retained premiums based on the relative fair value of the guaranteed and unguaranteed portions to the total loan and the remainder is recognized as a gain on the sale. The resulting unearned discount is recognized in interest income using an adjustable interest method.
SBA loan servicing rights are initially valued by allocating the total cost between the loan and the servicing right based on their relative fair values. Since sales of SBA loans tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of these servicing rights. As such, the Company relies primarily on a discounted cash flow model to estimate the fair value of its servicing rights. This model calculates estimated fair value of these servicing rights by utilizing certain key characteristics such as interest rates, type of product (fixed vs. variable), age (new, seasoned, moderate), and other factors. Management believes that the assumptions used in the model are comparable to those used by brokers and other service providers. The Company also compares its estimates of fair value and assumptions to recent market activity and against its own experience. The resulting servicing rights are recognized as a reduction in interest income using an adjustable interest method.
Other real estate owned (OREO)
OREO is comprised of real estate properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the fair value (generally the appraised value less estimated disposal costs) at the date acquired. Losses occurring at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs that may be required are included in non-interest expenses. Gains and losses realized from the sale of OREO as well as any net income or loss from the operations of the properties are included in non-interest income or non-interest expenses, as appropriate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company and its Significant Accounting Policies (continued)
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the terms of the leases or their estimated useful lives. Expenditures for improvements that extend the life of an asset are capitalized and depreciated over the asset’s remaining useful life. Any gains or losses realized on the disposition of premises and equipment are reflected in the consolidated statements of operations. Expenditures for repairs and maintenance are charged to other expenses as incurred. Computer software is recorded at cost and amortized over three years.
Long-Lived Assets
The carrying value of long-lived assets and identifiable intangibles is reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed in ASC Section 360 — Property, Plant and Equipment. At December 31, 2011 and 2010, management considered certain restricted investments and loans to be impaired (see Notes 3 and 4).
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Deferred Income Taxes
Deferred income taxes are recognized for temporary differences between the financial reporting basis and the income tax basis of assets and liabilities. Deferred tax assets are recognized only to the extent that it is more likely than not that recorded amounts of the assets will be realized based on consideration of available evidence. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. No valuation allowance for deferred tax assets was recorded at December 31, 2011 and 2010 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.
Concentration of Credit Risk
The Company grants loans to customers primarily in its market area in Maryland. The debtors’ ability to honor their contracts, including borrowing agreements, may be influenced by the economic conditions in the Company’s lending area.
The Company maintains deposits with other banking institutions in amounts which can, at times, exceed insurance limits of the Federal Deposit Insurance Corporation (FDIC). Such institutions include the Federal Reserve Bank of Richmond and bankers’ banks. Further, the Company periodically sells federal funds, which are not insured by the FDIC, to three banking entities.
Comprehensive Income or Loss
Unrealized gains and losses on available for sale securities, net of tax, if any, are reported as a separate component of the equity section in the consolidated statement of financial condition. Changes in the net unrealized gains and losses are components of comprehensive income or loss and are not included in reported net income or loss. The Company did not have unrealized gains or losses on available for sale securities in 2011 or 2010; therefore, the consolidated financial statements do not include statements of comprehensive income for 2011 or 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company and its Significant Accounting Policies (continued)
Statement of Cash Flows
Cash and cash equivalents in the statement of cash flows include cash on hand, non-interest bearing amounts due from correspondent banks, both interest bearing and non-interest bearing balances maintained at the Federal Reserve, certificates of deposits owned with maturities of less than one year and Federal funds sold.
Earnings Per Share
Basic earnings per share (EPS) is computed based upon income available to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the earnings of the Company, using the treasury stock method, unless they are anti-dilutive. The Company uses the average market price of the common shares during the year in the determination of the amount of common stock equivalents arising from the warrants and options issued.
The weighted average number of common shares and dilutive securities (comprised of warrants and options) and resultant per share computations are as follows:

In thousands except per share data	2011	2010
Weighted average shares outstanding	1,820,548	1,820,548
Common stock equivalents	—	—

Average common shares and equivalents	1,820,548	1,820,548

Net income	$1,815	$1,423
Basic and diluted earnings per share	$1.00	$0.78
All outstanding warrants and options were excluded from the calculation of diluted income per share in 2010 because they were anti-dilutive. All of the warrants and options expired during 2010.
Stock Options
The Company accounts and reports for stock-based compensation plans, if any, in accordance with ASC Section 718 — Stock Compensation which requires that the fair value at grant date be used for measuring compensation expense for stock-based plans to be recognized in the statement of operations. The Company did not record any compensation expense under Section 718 during 2011 or 2010 as no new options were granted during the periods and all outstanding options were previously fully vested.
Reclassification
Certain prior year amounts have been reclassified to conform to the current year’s method of presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s bond holdings in the investment securities portfolio, if any, are the only asset or liability subject to fair value measurement on a recurring basis. No assets are valued under Level 1 or 2 inputs at December 31, 2011 or December 31, 2010. The Company has assets measured by fair value measurements on a non-recurring basis during 2011 and 2010. At December 31, 2011, these assets include $2.7 million of non-accrual loans ($1.6 million after specific reserves), other real estate owned of $4.2 million and restricted stock of $7 thousand, all of which are valued under Level 3 inputs. The changes in the assets subject to fair value measurements are summarized below by Level:

In thousands	Level 1 and 2	Level 3
December 31, 2010:
Loans	$—	$7,283
Restricted securities	—	25
Other real estate owned	—	3,324

Total December 31, 2010	—	10,632

Activity:
Restricted securities — OTTI	—	(18)

Loans:
New loans measured at fair value	—	2,694
Payments and other loan reductions	—	(1,968)
Loans charged-off	—	(2,812)
Additions to other real estate owned		(2,529)

Net change — loans	—	(4,615)

Other real estate owned:
Value of properties at foreclosures	—	2,672
Sales of properties	—	(1,639)
Provision for valuation reduction	—	(125)

Net change — other real estate owned	—	908

December 31, 2011:
Loans	—	2,668
Restricted securities	—	7
Other real estate owned	—	4,232

Total December 31, 2011	$—	$6,907

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Fair Value (continued)
The estimated fair values of the Company’s financial instruments at December 31, 2011 and December 31, 2010 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
In thousands	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,161	$2,161	$1,437	$1,437
Interest bearing deposits	15,639	15,639	12,289	12,289
Investments in restricted stock	509	509	527	527
Loans, net	181,265	192,082	181,709	191,353
Accrued interest receivable	767	767	750	750

Financial liabilities:
Non-interest bearing deposits	$31,586	$31,586	$23,760	$23,760
Interest bearing deposits	151,022	152,478	156,350	157,228
Accrued interest payable	71	71	106	106

Off-balance sheet commitments	—	—	—	—
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
Note 3. Investment in Restricted Stocks
Restricted securities are comprised of common stock in the following entities at cost less impairment:

	December 31,
In thousands	2011	2010
Federal Reserve Bank of Richmond	$465	$465
Atlantic Central Bankers Bank	37	37
Maryland Financial Bank	7	25

	$509	$527

The stocks in the two “bankers’ banks” are not readily marketable. The Maryland Financial Bank stock was written down by $18 thousand in 2011 due to the price of a new stock offering, which price was a discount to par.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Loans and Allowance for Loan Losses
The Bank grants commercial loans to customers primarily in Anne Arundel County, Prince George’s County, Howard County and surrounding areas of central Maryland. The principal categories of the loan portfolio are as follows:

	December 31, 2011		December 31, 2010
		Percentage		Percentage
(In thousands)	Balance	of Loans	Balance	of Loans
Commercial and Industrial loans	$43,051	23.3%	$44,582	24.1%
SBA loans	8,049	4.4%	7,742	4.2%
Real estate loans:
Owner occupied	77,288	41.9%	85,633	46.3%
Non owner occupied	55,999	30.4%	47,040	25.4%

Total real estate loans	133,287	72.3%	132,673	71.7%

	184,387	100.0%	184,997	100.0%

Unearned loan fees, net	(89)		(114)
Allowance for loan losses	(3,033)		(3,174)

	$181,265		$181,709

Real estate loans are secured by residential and commercial properties as follows at December 31:

(In thousands)	2011	2010
Real estate loans secured by:
Residential real estate	$26,520	$24,307
Commercial real estate	106,767	108,366

Total real estate loans	$133,287	$132,673

Loans secured by residential real estate are loans to investors for commercial purposes. The Bank does not lend funds to consumers.
The loan portfolio is comprised of $47.0 million of loans with fixed interest rates and $137.0 million of loans with adjustable interest rates at December 31, 2011.
The activity in the allowance for loan losses for the years ended December 31 is shown in the following table.

(In thousands)	2011	2010	2009	2008	2007
Allowance for loan losses:
Beginning balance	$3,174	$2,380	$1,860	$1,665	$1,614
Charge-offs — Commercial and Industrial loans	(1,043)	(1,140)	(500)	(179)	(72)
Charge-offs — SBA loans	(284)	(447)	(463)	(318)	—
Real estate loans:
Charge-offs — Owner occupied	(765)	—	(138)	—	—
Charge-offs — Non owner occupied	(720)	(386)	—	—	—
Recoveries — Commercial and Industrial loans	101	26	—	45	78
Recoveries — SBA loans	35	25	5	—	—
Recoveries — Non owner occupied real estate loans	2	—	—	—	—

Net (charge-offs) recoveries	(2,674)	(1,922)	(1,096)	(452)	6

Provision for loan losses	2,533	2,716	1,616	647	45

Ending balance	$3,033	$3,174	$2,380	$1,860	$1,665

Net (charge-offs) recoveries to average loans	(1.46%)	(1.04%)	(0.65%)	(0.33%)	0.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Loans and Allowance for Loan Losses (continued)
The activity in the allowance for loan losses by category during 2011 is shown in the following table.

			Real Estate Loans
				Non
	Commercial	SBA	Owner	Owner	Not
In thousands	and Industrial	Loans	Occupied	Occupied	Allocated	Total

Balance at December 31, 2010	$1,023	$627	$682	$715	$127	$3,174
Less loan charge-offs	(1,043)	(284)	(765)	(720)	—	(2,812)
Loss recoveries	101	35	—	2	—	138
Provision for loan losses	840	80	618	972	23	2,533

Balance at December 31, 2011	$921	$458	$535	$969	$150	$3,033

Allowance for loans individually
evaluated for impairment	$326	$103	$206	$780		$1,415

Amount of loans individually evaluated for impairment	$1,261	$183	$5,644	$4,281		$11,369

Balance of loans at December 31, 2011	$43,051	$8,049	$77,288	$55,999		$184,387

The activity in the allowance for loan losses by category during 2010 is shown in the following table.

			Real Estate Loans
				Non
	Commercial	SBA	Owner	Owner	Not
In thousands	and Industrial	Loans	Occupied	Occupied	Allocated	Total

Balance at December 31, 2009	$1,290	$576	$168	$242	$104	$2,380
Loan charge-offs	1,140	447	—	386	—	1,973
Loss recoveries	26	25	—	—	—	51
Provision for loan losses	847	473	514	859	23	2,716

Balance at December 31, 2010	$1,023	$627	$682	$715	$127	$3,174

Allowance for loans individually evaluated for impairment	$570	$194	$497	$410		$1,671

Amount of loans individually
evaluated for impairment	$1,622	$432	$9,946	$3,756		$15,756

Balance of loans at December 31, 2010	$44,645	$7,742	$85,570	$47,040		$184,997

Additionally, the Company has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At December 31, 2011 the balance of this reserve was $60 thousand. The reserve, based on evaluations of the collectability of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Loans and Allowance for Loan Losses (continued)
Below is a summary of the Company’s impaired loans at December 31, 2011 and 2010.

	Recorded Investment		Related Allowance for Losses
	December 31,	December 31,	December 31,	December 31,
In thousands	2011	2010	2011	2010
LOANS WITH SPECIFIC RESERVES:
Non-accrual loans:
Commercial and Industrial loans	$895	$667	$247	$149
SBA loans	103	359	103	194
Real Estate — Owner Occupied	404	3,140	206	484
Real Estate — Non Owner Occupied	1,266	2,272	588	695

Total Non-accrual loans	2,668	6,438	1,144	1,522

TDR** loans:
Real Estate — Owner Occupied	—	2,051	—	13
Real Estate — Non Owner Occupied	1,560	1,603	191	11

Total TDR loans	1,560	3,654	191	24

Number of loans	6	7
Other Impaired loans:
Commercial and Industrial loans	80	250	80	125

Total Other Impaired loans	80	250	80	125

LOANS WITHOUT SPECIFIC RESERVES:
Non-accrual loans:
SBA loans	—	29	—	—
Real Estate — Owner Occupied	—	816	—	—

Total Non-accrual loans	—	845	—	—

TDR** loans:
Commercial and Industrial loans	45	154	—	—
Real Estate — Owner Occupied	1,494	—	—	—
Real Estate — Non Owner Occupied	173	177	—	—

Total TDR loans	1,712	331	—	—

Number of loans	3	2

Total Impaired Loans:
Commercial and Industrial loans	1,020	$1,071	$327	$274
SBA loans	103	388	103	194
Real Estate — Owner Occupied	1,898	6,007	206	497
Real Estate — Non Owner Occupied	2,999	4,052	779	706

Total Impaired loans	$6,020	$11,518	$1,415	$1,671

**	Troubled Debt Restructured

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Below is a summary of the average recorded investment amount and recognized interest income related to the Company’s impaired loans during 2011:
Note 4. Loans and Allowance for Loan Losses (continued)

	Average Recorded	Income Recorded
	Loan Amount	For Year
	2011	2011
LOANS WITH SPECIFIC RESERVES:
Non-accrual loans:
Commercial and Industrial loans	$1,062	$22
SBA loans	233	—
Real Estate — Owner Occupied	2,293	9
Real Estate — Non Owner Occupied	1,948	4

Total Non-accrual loans	5,536	35

TDR** loans:
Real Estate — Owner Occupied	789	47
Real Estate — Non Owner Occupied	1,583	50

Total TDR loans	2,372	97

Other Impaired loans:
Commercial and Industrial loans	125	6

Total Other Impaired loans	125	6

LOANS WITHOUT SPECIFIC RESERVES:
Non-accrual loans:
SBA loans	13	—
Real Estate — Owner Occupied	482	—

Total Non-accrual loans	495	—

TDR** loans:
Commercial and Industrial loans	81	4
Real Estate — Owner Occupied	920	40
Real Estate — Non Owner Occupied	174	11

Total TDR loans	1,175	55

Total Impaired Loans:
Commercial and Industrial loans	$1,268	$32
SBA loans	246	—
Real Estate — Owner Occupied	4,484	96
Real Estate — Non Owner Occupied	3,705	65

Total Impaired loans	$9,703	$193

Non-accrual loan activity is summarized as follows:

	Year Ended December 31,
In thousands	2011	2010	2009	2008	2007
Balance at the beginning of the period	$7,283	$2,734	$5,819	$1,125	$628
New loans placed on non-accrual	2,693	7,846	2,427	5,046	569
Less:
Loan restored to interest earning status	—	—	1,266	—	—
Other real estate owned additions	2,529	945	2,462	—	—
Charge-offs	2,812	1,973	1,101	236	72
Other including payments received	1,967	379	683	116	—

Balance at the end of the period	$2,668	$7,283	$2,734	$5,819	$1,125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Loans and Allowance for Loan Losses (continued)
Non-accrual loan activity by category during the year ended December 31, 2011 is summarized as follows:

		Commercial		Real Estate	Real Estate
		and		Owner	Non Owner
In thousands	Total	Industrial	SBA	Occupied	Occupied
Balance at the beginning of the period	$7,283	$667	$388	$3,956	$2,272
New loans placed on non-accrual	2,693	1,460	128	581	524
Less:
Other real estate owned additions	2,529	—	—	2,271	258
Charge-offs	2,812	1,043	284	765	720
Other including payments received	1,967	189	129	1,097	552

Balance at the end of the period	$2,668	$895	$103	$404	$1,266

Non-accrual loan activity by category during the year ended December 31, 2010 is summarized as follows:

		Commercial		Real Estate	Real Estate
		and		Owner	Non Owner
In thousands	Total	Industrial	SBA	Occupied	Occupied
Balance at the beginning of the period	$2,734	$2,280	$454	$—	$—
New loans placed on non-accrual	7,846	630	548	3,956	2,712
Less:
Other real estate owned additions	945	945	—	—	—
Charge-offs	1,973	1,139	447	—	387
Other including payments received	379	159	167	—	53

Balance at the end of the period	$7,283	$667	$388	$3,956	$2,272

Interest that would have been accrued under the terms of all non-accrual loans during the year totaled $391 thousand and $324 thousand for the years ended December 31, 2011 and 2010, respectively. The Bank has no commitments to loan additional funds to the borrowers of impaired or non-accrual loans.
At December 31, 2011, the Company had modified nine loans in amounts totaling $3.2 million which modifications qualify the loans as Troubled Debt Restructurings (TDR). The borrowers are in compliance with the modified loan terms. Changes made to the loans included the reduction of loan payments from principal and interest payments to interest only payments for specific time periods, the decrease in interest rates charged on a loan and the extension of the maturity of a loan. Specific reserves were established on the loans as appropriate. The majority of these loans were modified in the third and fourth quarters of 2010 as the adverse economic conditions hampered borrowers’ current cash flows. The non-accrual loans at December 31, 2010 include seven loans totaling $4 million that were previously TDR loans but the borrowers failed to meet the new terms under the restructuring.
TDRs included in non-accruing loans are summarized below. Generally the borrowers have not shown sustained compliance with the modified loan terms.

	Recorded Investment		Related Allowance for Losses
	December 31,	December 31,	December 31,	December 31,
In thousands	2011	2010	2011	2010
TDRs with specific reserves:
Commercial and Industrial loans	$—	$—	$—	$—
SBA loans	—	50	—	40
Real Estate — Owner Occupied:	103	3,140	103	483
Real Estate — Non Owner Occupied:	742	819	266	223

Total non-accruing loans	$845	$4,009	$369	$746

Number of loans	3	7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Loans and Allowance for Loan Losses (continued)
Accruing TDR loan activity for the year ended December 31, 2011 is shown in the following table.

			Real Estate Loans
	Commercial		Owner	Non Owner
In thousands	and Industrial	SBA Loans	Occupied	Occupied	Total
TDR loans at December 31, 2010	$154	$—	$2,051	$1,780	$3,985
New TDR loans	45	—	1,494	—	1,539
Principal payments received	—	—	(2,051)	(47)	(2,098)
Loans moved to non-accrual*	(154)	—	—	—	(154)

Balance at December 31, 2011	$45	$—	$1,494	$1,733	$3,272

*	Accrued income reversed upon move to non-accrual
At December 31, 2011, there were $3.9 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, not reported as TDR or as non-accrual loans, but for which known information about possible credit problems causes the Company to be concerned as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in past due, non-accrual or restructured loans. The Company closely monitors the financial status of these borrowers.
Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. During 2011, there were no amounts included in gross interest income attributable to loans in non-accrual status.
The following table shows the amounts of non-performing assets at December 31:

In thousands	2011	2010	2009	2008	2007
Non-accrual loans:
Commercial and Industrial	$895	$667	$2,280	$1,676	$868
SBA	103	388	454	542	257
Real estate — owner occupied	404	3,956	—	3,601	—
Real estate — non owner occupied	1,266	2,272	—	—	—
Accrual loans —past due 90 days and over	—	—	—	—	—

Total non-performing loans	2,668	7,283	2,734	5,819	1,125

Other real estate owned	4,232	3,324	2,462	—	—

Total non-performing assets	$6,900	$10,607	$5,196	$5,819	$1,125

Accruing Troubled Debt Restructured loans	$3,272	$3,985	$1,263	—	—
Allowance for loan losses/total non-performing loans	113.7%	43.6%	87.1%	32.0%	148.0%
Non-performing loans to total loans	1.45%	3.94%	1.47%	3.80%	0.89%
Non-performing assets to total assets	3.33%	5.22%	2.59%	3.49%	0.76%
The payment status of loans receivable at December 31, 2011 is as follows:

		Commercial		Real Estate	Real Estate
		and		Owner	Non Owner
In thousands	Total	Industrial	SBA	Occupied	Occupied
Current accrual loans	$180,327	$41,811	$7,719	$76,481	$54,316
Past due loans:
30 to 89 days past due	1,392	345	227	403	417
90 days plus past due and accruing	—	—	—	—	—
Non-accrual loans, non-current	2,668	895	103	404	1,266

Total past due loans	4,060	1,082	330	807	1,683

Total loans at the end of the period	$184,387	$43,051	$8,049	$77,288	$55,999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Loans and Allowance for Loan Losses (continued)
The Company applies risk ratings to the loans based upon rating criteria consistent with regulatory definitions. The risk ratings are adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and the normal periodic reviews of the underlying credits indicate that a change in risk rating is appropriate. A summary of the risk rating of loans receivable at December 31, 2011 follows:

		Commercial		Real Estate	Real Estate
		and		Owner	Non Owner
In thousands	Total	Industrial	SBA	Occupied	Occupied
Risk rated — pass	$175,225	$41,835	$7,866	$73,139	$52,385
Risk rated — special mention (loan weaknesses noted which could lead to loan loss)	4,920	241	80	2,251	2,348
Risk rated — substandard or doubtful (loans with significant weaknesses that could, or has, result in loan losses)	4,242	975	103	1,898	1,266

Total loans at the end of the period	$184,387	$43,051	$8,049	$77,288	$55,999

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
Other Real Estate owned (ORE) activity for the year ended December 31, 2011 is summarized below:

		Commercial	Residential
In thousands	Total	Property	Property
Balance December 31, 2010	$3,324	$2,309	$1,015
New ORE properties and improvements	2,672	1,563	1,109
Valuation reductions	(125)	(85)	(40)
Sales	(1,639)	(762)	(877)

Balance at December 31, 2011	$4,232	$3,025	$1,207

Number of properties	5	3	2

At December 31, 2011 and 2010, the balance of commercial and real estate loans serviced by the Company for others under loan participation agreements was $34.6 million and $34.1 million, respectively. The related servicing rights are not material and are included in other assets.
Note 5. Premises and Equipment
Property, equipment and leasehold improvements are as follows at December 31:

	Useful
In thousands	Lives	2011	2010
Equipment	3-10 years	$529	$540
Furniture and fixtures	3-5 years	558	538
Leasehold improvements	4-10 years	347	344
Software	3 years	23	20

		1,457	1,442

Accumulated depreciation and amortization		1,039	886

Net		$418	$556

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Deposits
Deposits are summarized below at December 31:

In thousands	2011	2010	2009	2008	2007
Non-interest bearing deposits	$31,586	$23,760	$21,024	$23,599	$19,246
Interest bearing deposits:
NOW accounts	411	1,279	309	1,247	2,440
Money Market accounts	7,350	8,824	7,841	13,049	16,268
Savings accounts	28,714	22,962	10,379	148	36
Certificates of deposit accounts:
Less than $100,000	78,965	79,209	71,593	37,539	11,383
$100,000 or more	35,582	44,076	67,499	69,659	74,035

Total interest bearing deposits	151,022	156,350	157,621	121,642	104,162

Total deposits	$182,608	$180,110	$178,645	$145,241	$123,408

The certificate of deposit accounts mature as follows, in thousands: within one year — $71.7 million; one through three years — $38.2 million; three years and beyond — $4.6 million.
Deposits of executive officers and directors and their affiliated interests totaled approximately $11.8 million and $13 million at December 31, 2011 and 2010, respectively.
Included in certificates of deposits are $35.2 million and $33.1 million of brokered certificates at December 31, 2011 and 2010, respectively. Included in these brokered certificates of deposits at December 31, 2011 are $8.0 million of certificates of deposits received in exchange for the placement of the Bank’s customers’ deposit funds in the same amounts with other financial institutions under the Certificate of Deposit Account Registry Service (CDARS) program. Brokered certificates of deposits in the amount of $16.5 million mature on or before December 31, 2012.
Interest expense on interest bearing deposits is as follows:

In thousands	2011	2010
NOW accounts	$—	$1
Money Market accounts	31	35
Savings accounts	268	222
Certificates of deposit, $100,000 or more	552	1,217
Certificates of deposit, less than $100,00	1,235	1,655

	$2,086	$3,130

Note 7. Short-term borrowings
The Company has unsecured credit facilities for short-term liquidity needs from financial institutions of $8.5 million at December 31, 2011 and 2010. There were no borrowings outstanding under these credit arrangements at December 31, 2011 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Income Taxes
The income tax expense consists of the following for the years ended December 31, 2011 and 2010:

In thousands	2011	2010
Current:
Federal	$680	$914
State	199	251

	879	1,165

Deferred:
Federal	228	(171)
State	62	(43)

	290	(214)

	$1,169	$951

The reasons for the differences between the statutory federal income tax rates and actual rates are summarized as follows:

In thousands	2011	2010
Federal tax at statutory rates	$1,015	$807
State income taxes net of federal tax benefit	(90)	(70)
Other	(17)	6

	$908	$743

The deferred income tax account is comprised of the following at December 31:

In thousands	2011	2010
Deferred tax assets:
Allowance for loan losses	$691	$921
Deferred unpaid leave	10	80
Non-accrued interest income	85	89
Valuation allowance for ORE	37	60
Other	41	24

	864	1,174

Deferred tax liabilities:
Accumulated depreciation	21	41

	21	41

Net deferred tax assets	$843	$1,133

The Company’s federal income tax returns for 2008, 2009 and 2010 are subject to examination by the Internal Revenue Service, generally for three years after they were filed. In addition, the Company’s state tax returns for the same years are subject to examination by state tax authorities for similar time periods. At December 31, 2011 and 2010, management believes that there are no uncertain tax positions under ASC Topic 740 Income Taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Commitments and Contingencies
The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Outstanding loan commitments, un-advanced loan funds and standby letters of credit are approximately as follows at December 31, 2011:

In thousands	2011
Loan commitments:
Commercial	$1,250
Commercial real estate	—

$1,250

Un-advanced loan funds:
Commercial	$23,434
Commercial real estate	9,914

$33,348

Standby letters of credit	$1,130

Loan commitments and un-advanced loan funds are agreements to lend funds to customers under loan commitment contracts and loan agreements as long as the borrowers are in compliance with the loan commitment contracts and loan agreements. Loan commitments generally have interest rates reflecting current market conditions, fixed expiration dates, and may require payment of a fee. Fundings under loans with un-advanced loan funds generally have variable interest rates. Some of the loan commitments and un-advanced loan funds are expected to expire or not be used without being drawn upon; accordingly, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral or other security obtained, if deemed necessary by the Company upon extension of credit, is based on the Company’s credit evaluation.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to guarantee the installation of real property improvements and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral and obtains personal guarantees supporting those commitments as it deems necessary.
The Company’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments and standby letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2011 and 2010 the Bank has accrued $60 thousand for unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.
The Bank has entered into leases for its branches and office space, most of which contain renewal options and expense sharing provisions. The minimum net non-cancelable future rental commitments at December 31, 2011 are as follows:

In thousands
December 31,
2012	$436
2013	446
2014	449
2015	267
2016	161
2017	5
The related net rent expense was $485 thousand and $476 thousand in 2011 and 2010, respectively.
Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company will be subject to the capital guidelines when its assets exceed $500 million, it engages in certain highly leveraged activities or it has publicly issued debt. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The Company and the Bank must maintain minimum capital and other requirements of regulatory authorities when declaring and paying dividends. The Company and the Bank are in compliance with such capital requirements. Banking regulations limit the amount of dividends that may be paid to the Company without prior approval of the Bank’s regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulation) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2011, that the Company and the Bank meet capital adequacy requirements to which they are subject. As of December 31, 2011, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must meet minimum total risk-based, Tier I risk-based and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Company’s and the Bank’s category.
Actual capital amounts and ratios are presented in the table below:

			For Capital			To be “Well Capitalized
			Adequacy			For Purposes of Prompt
In thousands	Actual		Purposes			Corrective Action
December 31, 2011	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (1):
Company	$26,560	14.0%	$15,178	>	8.0%	N/A
Bank	25,297	13.3%	15,178	>	8.0%	$18,973	>	10.0%
Tier I Capital (1):
Company	24,180	12.7%	7,589	>	4.0%	N/A
Bank	22,917	12.1%	7,589	>	4.0%	11,384	>	6.0%
Tier I Capital (2):
Company	24,180	11.5%	8,402	>	4.0%	N/A
Bank	22,917	10.9%	8,401	>	4.0%	10,501	>	5.0%

December 31, 2010	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (1):
Company	$24,745	13.1%	$15,162	>	8.0%	N/A
Bank	23,337	12.3%	15,162	>	8.0%	$18,952	>	10.0%
Tier I Capital (1):
Company	22,365	11.8%	7,581	>	4.0%	N/A
Bank	20,957	11.1%	7,581	>	4.0%	11,371	>	6.0%
Tier I Capital (2):
Company	22,365	11.0%	8,110	>	4.0%	N/A
Bank	20,957	10.3%	8,110	>	4.0%	10,138	>	5.0%

(1)	to risk weighted assets

(2)	to average assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Employee Benefit Plans
The Company has employee benefit programs that include health and dental insurance, life and long-term and short-term disability insurance and a 401(k) retirement plan. Under the 401(k) plan during 2011 and 2010, the Company matched eligible employee contributions up to 3% of base salary plus 50% of employee contributions over 3% of base salary; however, total Company matching funds could not exceed 4% of an employee’s base salary. The Bank’s contributions to the plan included in compensation and benefits, totaled $95 thousand and $82 thousand for the years ended December 31, 2011 and 2010, respectively.
Note 12. Related Party Transactions
The Company paid $50 thousand during the years ended December 31, 2011 and 2010 to a computer services firm of which a Director is also a principal. Expenditures included computer hardware, software, installation, training, compliance and real-time support. The Company paid $173 thousand during 2011 and $22 thousand in 2010 to a law firm of which a Director is a partner for various legal services provided including loan collection efforts. Expenditures totaling less than $25,000 were paid to several entities in which directors were principals during 2011 and 2010. These transactions have been consummated on terms equivalent to those that prevail in arms length transactions.
Certain officers and directors (and companies in which they have a 10% or more beneficial ownership) have loans with the Bank. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectability or present other unfavorable terms. The activity of these loans during 2011 and 2010 is as follows:

In thousands	2011	2010
Total loans at beginning of year	$2,653	$3,594
New loans and funding during the year	368	492
Director status change to non-Director	(348)	(1,182)
Repayments during the year	(327)	(251)

Total loans at end of year	$2,346	$2,653

Note 13. Recently Issued Accounting Pronouncements
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures amending Topic 820. The ASU provides for additional disclosures of transfers between assets and liabilities valued under Level 1 and 2 inputs as well as additional disclosures regarding those assets and liabilities valued under Level 3 inputs. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for those provisions addressing Level 3 fair value measurements which provisions are effective for fiscal years, and interim periods therein, beginning after December 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The main objective of this ASU is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The ASU requires that entities provide additional information to assist financial statement users in assessing their credit risk exposures and evaluating the adequacy of its allowance for credit losses. For the Company, the disclosures as of the end of a reporting period are required for the annual reporting periods ending on December 31, 2010. Required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning January 1, 2011. The Company’s compliance with this ASU resulted in additional disclosures in the Company’s consolidated financial statements regarding its loan portfolio and related allowance for loan losses but did not change the accounting for loans or the allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Recently Issued Accounting Pronouncements (continued)
In April 2011, the FASB issued ASU No. 2011-02, Receivable (Topic 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The main objective of the ASU is to clarify a creditor’s evaluation of whether in modifying a loan it has granted a concession in circumstances that qualify the loan as a Troubled Debt Restructured (TDR) loan. These loans are subject to various accounting and disclosure requirements. The ASU is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Certain disclosures are required for loans considered as TDR loans resulting from the application of the ASU that were not considered TDR loans under prior guidance. The Company’s compliance with ASU No. 2011-02 did not have a material impact on the Company’s consolidated financial statements.
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
Note 14. Litigation
In the normal course of its business, the Company is involved in litigation arising from banking, financial, and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company’s financial condition, operating results or liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Parent Company Financial Information
Information as to the financial position of CommerceFirst Bancorp, Inc. as of December 31, 2011 and 2010 and results of operations and cash flows for the years then ended follows:

In thousands	December 31,	December 31,
Statements of Financial Condition	2011	2010
Assets
Cash in CommerceFirst Bank	$1,202	$1,448
Investment in subsidiary	22,917	20,957
Other assets	152	—

	$24,271	$22,405

Liabilities and Stockholders’ Equity
Accrued expenses	$91	$40
Stockholders’ equity	24,180	22,365

	$24,271	$22,405

	Year ended	Year ended
In thousands	December 31,	December 31,
Statements of Operations	2011	2010
Interest income from deposit in CommerceFirst Bank	$6	$9
Administrative expenses	226	145

Loss before equity in undistributed net income of bank subsidiary and income tax benefit	(220)	(136)
Income tax benefit	75	46

Loss before equity in undistributed net income of bank subsidiary	(145)	(90)
Equity in undistributed net income of bank subsidiary	1,960	1,513

Net income	$1,815	$1,423

	Year ended	Year ended
In thousands	December 31,	December 31,
Statements of Cash Flows	2011	2010
Cash flows from operating activities:
Net income	$1,815	$1,423
Equity in undistributed earnings of bank subsidiary	(1,960)	(1,513)
Increase in other assets	(152)	—
Increase in payables	51	2

Net cash used in operating activities	(246)	(88)

(Decrease) in cash and cash equivalents	(246)	(88)
Cash and cash equivalents at beginning of period	1,448	1,536

Cash and cash equivalents at end of period	$1,202	$1,448

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A	Controls and Procedures
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
Management assessed the Company’s system of internal control over financial reporting as of December 31, 2011. This assessment was conducted based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control — Integrated Framework.” Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011. Management’s assessment concluded that there were no material weaknesses within the Company’s internal control structure. The 2011 end of year consolidated financial statements have been audited by the independent accounting firm of TGM Group LLC (“TGM”). Personnel from TGM were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof. Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from TGM accompanies the financial statements.
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

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Set forth below is certain information concerning the directors of the Company. Except as otherwise indicated, the occupation listed has been such person’s principal occupation for at least the last five years. Each of the directors of the Company has served as a director of the Bank since its organization.
Edward B. Howlin, Jr. Mr. Howlin, 75, is the Chairman and Chief Executive Officer of Howlin Realty Management, Inc., a real estate holding, management and development firm, and of Edward B. Howlin, Inc., a management and holding company, and of its subsidiary companies, Dunkirk Supply, Inc. and Howlin Concrete, Inc. In addition to real estate management and development, the Howlin companies construct residential subdivisions and design, manufacture and sell construction components, systems and supplies to various commercial, residential and government projects, primarily in Southern Maryland. Mr. Howlin is a resident of Anne Arundel County. Mr. Howlin has been a director of the Company since its organization. Mr. Howlin provides the Company with, among other things, knowledge of the local real estate market conditions, introductions to potential customers, his experience in managing medium size companies as well as his experience as a director of the Company. Mr. Howlin’s current term expires in 2013.
Milton D. Jernigan, II. Mr. Jernigan, 57, is an attorney engaged in private practice since 1982, is a co-founder and co-managing principal of the law firm of McNamee, Hosea, Jernigan, Kim, Greenan & Lynch, P.A. He is the Resident Principal-in-Charge of the firm’s Annapolis office where his practice concentrates on business, real estate, tax and other matters including work with federal and state bank regulatory agencies. Mr. Jernigan was one of the founding organizers and a member of the Board of Directors of the former Commerce Bank in College Park, Maryland where he served as General Counsel from its organization in 1989 until its acquisition by Main Street Bank Group (now a part of BB&T Corporation) in December 1997. Mr. Jernigan is a resident of Annapolis, Maryland and is active in local bar associations, chambers of commerce, service and civic organizations. Mr. Jernigan was one of the founding organizers of CommerceFirst Bank in 2000 and has been a director of the Company since its organization. Mr. Jernigan’s current term expires in 2014.
Charles L. Hurtt, Jr., CPA. Mr. Hurtt, 65, is the founder and President of Charles L. Hurtt, Jr., P.A., a certified public accounting firm located in Pasadena, Maryland. Mr. Hurtt has been involved in several charitable and civic organizations, including organizations involved in youth programs in Prince George’s County. Mr. Hurtt has also been active in several professional associations, including memberships in the Maryland Society of Accountants, the National Society of Accountants and the Maryland Association of Certified Public Accountants. Mr. Hurtt is a resident of Anne Arundel County. Mr. Hurtt has been a director of the Company since October 2003. Mr. Hurtt brings his financial expertise to the Company and as such serves as the Audit Committee Chairman. Mr. Hurtt’s current term expires in 2013.

Robert R. Mitchell. Mr. Mitchell, 69, is currently retired. He was the President of Mitchell Business Equipment, Inc., with which he served for over 20 years until its sale in 1988. Mr. Mitchell was one of the original organizers and directors of Commerce Bank. Mr. Mitchell is active in local service and civic organizations, including membership in Rotary International and service on the Prince George’s Salvation Army Local Board. Mr. Mitchell is a resident of Anne Arundel County. Mr. Mitchell has been a director of the Company since October 2003. Mr. Mitchell provides the Company with knowledge of community affairs, local business conditions as well experience in managing small to medium size companies including the Company. Mr. Mitchell’s current term expires in 2012.
Richard J. Morgan. Mr. Morgan, 64, is President and Chief Executive Officer of the Bank and the Company. From 1997 until July 1999, he was a cabinet level advisor to the Anne Arundel County Executive on issues relating to the economy and economic development, and was President and Chief Executive Officer of Anne Arundel Economic Development Corporation. From 1990 to 1997, Mr. Morgan served as President and Chief Executive Officer of Annapolis National Bank. He has over 42 years of banking and financial management experience. He held leadership roles in commercial lending at Marine Midland Bank (now HSBC) from 1970 through 1977 and with Maryland National Bank (now Bank of America) from 1977 to 1982. He has served on numerous community boards, commissions and community service groups, including as Board member and Assistant Treasurer of the Anne Arundel Medical Center; Board member and past Chair of United Way of Anne Arundel County; Board and Executive Committee as well as 2004 and 2005 Chair of the Annapolis and Anne Arundel Chamber of Commerce; Chair of the Chamber’s Economic Development Committee; Treasurer and member of the Executive Committee of the Maryland Economic Development Association; Board and Executive Committee member of Leadership Anne Arundel and Chair for the Executive Leadership Program; and is currently the Chair of Atlantic Central Bankers Bank. Mr. Morgan is a resident of Anne Arundel County. Mr. Morgan was elected for a term of three years to be a member of the Board of Directors of the Federal Reserve Bank of Richmond, effective in January 2010. Mr. Morgan has been a director of the Company since its organization. Mr. Morgan’s current term expires in 2012.
John A. Richardson, Sr. Mr. Richardson, 68, until his retirement in April 2000 was President of Branch Electric Supply Company, a position he had held since 1968. Mr. Richardson is also the President of Crofton Bowling Center, is a partner in numerous real estate investment partnerships located throughout Anne Arundel and Prince George’s Counties, continues to work as a consultant, and manages real estate. Mr. Richardson is a member of the National Bowling Proprietors Association. Mr. Richardson is a resident of Anne Arundel County. Mr. Richardson has been a director of the Company since October 2003. Mr. Richardson provides the Company with knowledge of local business conditions as well experience in managing small to medium size companies. Mr. Richardson’s current term expires in 2014.
George C. Shenk, Jr. Mr. Shenk, 59, is the President of Whitmore Group, a communications company headquartered in Annapolis, Maryland. Mr. Shenk is a resident of Anne Arundel County and has been a director of the Company since 2006. Mr. Shenk provides the Company with knowledge of local business conditions, local businessmen/women contacts as well experience in managing small to medium size companies. Mr. Shenk’s current term expires in 2012.
Lamont Thomas. Mr. Thomas, 71, was the Executive Vice President and Chief Operating Officer of the Bank and Company until his retirement as of December 31, 2007 and was Chief Financial Officer until September 10, 2007. Mr. Thomas was one of the founding organizers and members of the Board of Directors of the former Commerce Bank in College Park, Maryland from its organization in 1989 until its acquisition by Main Street Bank Group (now a part of BB&T Corporation) in December 1997, serving as Executive Vice President and Treasurer (chief operating and financial officer) of Commerce Bank. Mr. Thomas is a resident of Howard County. Mr. Thomas has been a director of the Company since its organization. Mr. Thomas’ experience as the former Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Company, prior banking experience and experience as a director of the Company and Bank since inception, provides the Company with detailed knowledge of the Company’s operations. Mr. Thomas’ current term expires in 2013.
Jerome A. Watts. Mr. Watts, 69, until his retirement in 2006 was the owner of Plan Management, a supplier of insurance and employee benefits plans. Mr. Watts was appointed to the Board of Directors of the Company in September 2005 to fill a vacancy in the class of 2008 and was confirmed at the 2006 Annual Meeting of Shareholders. Mr. Watts was one of the original organizers and directors of Commerce Bank. Mr. Watts is a resident of Wicomico Church, VA. Mr. Watts was one of the founding organizers and member of the Board of Directors of the former Commerce Bank in College Park, Maryland from its organization in 1989 until its acquisition by Main Street Bank Group (now a part of BB&T Corporation) in December 1997. Mr. Watts provides insurance expertise to the Company. Mr. Watts’ current term expires in 2014.

Certain Committees, Meetings and Procedures of the Board of Directors
Audit Committee. The Board of Directors has a standing Audit Committee. The Audit Committee is responsible for the selection, review and oversight of the Company’s independent accountants, the approval of all audit, review and attest services provided by the independent accountants, the integrity of the Company’s reporting practices and the evaluation of the Company’s internal controls and accounting procedures. It also periodically reviews audit reports with the Company’s independent auditors. During 2011 the Audit Committee was comprised of Mr. Hurtt (Chairman) and Messrs. Mitchell and Richardson. Mr. Thomas joined the Audit Committee in 2012 as an additional member. Each of the members of the Audit Committee is independent, as determined under the definition of independence adopted by the NASDAQ for audit committee members in Rule 5605(c(2)(A). The Board of Directors has adopted a written charter for the Audit Committee. During 2011, the Audit Committee met five (5) times. The Board of Directors has determined that Mr. Hurtt is an “audit committee financial expert” as defined under regulations of the Securities and Exchange Commission.
Compensation. The Company maintains a standing Compensation Committee of the Board of Directors. The Compensation Committee is currently comprised of Mr. Shenk (Chairman) and Messrs. Howlin, Mitchell, Richardson and Watts. Each of the members of the Committee is independent, as determined under the definition of independence adopted by the NASDAQ for board members in Rule 5605(a) (2). The Committee determines all incentive compensation payments as well as the compensation levels of executive officers. According to the charter, the committee’s determinations are reported to the Board of Directors. The Board of Directors has adopted a charter for the Committee. To date, no compensation consultant has been engaged to assist the Committee or the Board of Directors in connection with establishing executive compensation. The President and Chief Executive Officer has no role in the determination of his compensation but may make recommendations as to other senior officers’ compensation.
Executive Officers who are not Directors. Set forth below is certain information regarding the only person who is an executive officer of the Company or the Bank and who is not a director of the Company or the Bank.
Michael T. Storm. Mr. Storm, 61, has served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Company and Bank since January 1, 2008, and served as Chief Financial Officer of the Company and Bank since September 12, 2007. Mr. Storm previously served as Senior Vice President and Chief Financial Officer of CN Bancorp, Inc. and County National Bank from 1998 until the acquisition of CN Bancorp by Sandy Spring Bancorp, Inc. in May 2007. He had served in that capacity since 1998. He previously served as Executive Vice President and Chief Financial Officer of Annapolis National Bank from 1990 to 1997.
Compliance with section 16(a) of the Securities Exchange Act of 1934. Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of the common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission, and to provide the Company with copies of all Forms 3, 4 and 5 they file.
Based solely upon the Company’s review of the copies of the forms which it has received and written representations from the Company’s directors, executive officers and ten percent shareholders, the Company is not aware of any failure of any such person to comply with the requirements of Section 16(a), except that a report, reporting one transaction for Mr. Morgan was not filed in a timely fashion.
Code of Ethics. The Company has adopted a Code of Ethics that applies to all Directors, officers and employees of the Company and the Bank. The Company will provide a copy of the Code of Ethics without charge upon written request directed to Candace M. Springmann, Corporate Secretary, CommerceFirst Bancorp, Inc, 1804 West Street, Annapolis, Maryland 21401.
Shareholder Nomination Procedures. There have been no material changes in the procedures by which shareholders may recommend nominees to the Company’s Board of Directors since the proxy statement for the 2011 annual meeting of shareholders.

ITEM 11.	Executive Compensation
Executive Compensation
The following table sets forth a comprehensive overview of the compensation for Mr. Morgan, the President and Chief Executive Officer of the Company and each other executive officer who received total compensation of $100,000 or more during the fiscal year ended December 31, 2011.
SUMMARY COMPENSATION TABLE

				All Other
Name and Position	Year	Salary	Bonus	Compensation		Total

Richard J. Morgan	2011	$210,000	$6,300	$77,441	(1)	$293,741
President and CEO	2010	$199,992	$10,000	$19,642	(1)	$229,634

Michael T. Storm	2011	$150,200	$4,500	$20,047	(2)	$174,747
Executive Vice President,	2010	$144,206	$6,000	$18,221	(2)	$168,427
COO and CFO

(1)
For 2011, amount represent $50,737 payment for vested, unpaid sick time under the Company’s former sick leave policy which was discontinued in 2008 and paid out in 2011, automobile allowance of $6,000, Company 401(k) match of $10,127, life insurance premiums of $716 and $9,831 of payment of unused leave time under the Company’s current leave policy. For 2010, amount represent automobile allowance of $6,000, Company 401(k) match of $8,007, life insurance premiums of $716 and $4,919 of payment of unused leave time under the Company’s leave policy.

(2)
For 2011, amount represents automobile allowance of $6,000, Company 401(k) match of $6,641, life insurance premiums of $1,453 and $5,953 of payment of unused leave time. For 2010, amount represents automobile allowance of $6,000, Company 401(k) match of $5,776, life insurance premiums of $1,141 and $5,304 of payment of unused leave time.

The Company does not currently maintain any plans pursuant to which stock options or other equity based compensation awards may be granted to the named executive officers. The Company does not maintain any non-equity incentive plans or compensation programs (other than discretionary bonuses), and does not maintain any defined benefit retirement plans, or deferred compensation plans or arrangements.
Employment Agreements. Mr. Morgan has an employment agreement with the Company pursuant to which he serves as President and Chief Executive Officer of the Bank. The employment agreement, as amended in January 2009, expires in August 2014 unless terminated sooner. Under his employment agreement, Mr. Morgan is entitled to receive a 2012 base salary of $216,300 and a term life insurance policy in the amount of $300,000. Mr. Morgan is also entitled to receive bonuses and grants of options as determined by the Board of Directors, and to participate in all other health, welfare, benefit, stock, option and bonus plans, if any, generally available to officers or employees of the Company. Mr. Morgan is also entitled to the use of a leased vehicle or a comparable vehicle allowance. If the employment agreement is terminated by the Company without cause, the Company will continue to pay Mr. Morgan his annual compensation and benefits as severance compensation for a period of 12 months, i.e. $216,300 plus cost of benefits approximating $12,000. In the event of any change in control (as defined) of the Company, Mr. Morgan may continue his employment, execute a new employment agreement on mutually agreeable terms or resign his employment. In the event that Mr. Morgan resigns or is terminated within 12 months of the change in control, Mr. Morgan will be entitled to the sum of twice the base salary and bonuses paid to him during the 12 months immediately preceding the change in control. If Mr. Morgan were entitled to receive this payment as of December 31, 2011, he would have been entitled to receive six equal monthly payments totaling approximately $432,600. For a period of one year after termination of his employment, Mr. Morgan has agreed that he will not accept employment by or on behalf of any bank headquartered in Anne Arundel County, Maryland, or in such capacity request or advise any present or future investors, depositors or customers of the Company or the Bank to curtail or discontinue their business with the Company or the Bank, or induce, or attempt to induce, any employee of the Company or the Bank to terminate his employment with the Company or the Bank. Mr. Morgan would also be subject to non-disparagement and nondisclosure obligations during this period.

Mr. Storm has an employment agreement under which he serves as Executive Vice President and Chief Operating Officer and Chief Financial Officer of the Company. Under his employment agreement, Mr. Storm is entitled to receive a 2012 base salary of $154,500 per year and a term life insurance policy in the amount of $300,000. Mr. Storm is also entitled to receive bonuses and to participate in all health, welfare, benefit, stock, option and bonus plans, if any, generally available to officers or employees of the Company. Mr. Storm is also entitled to a vehicle allowance of $500 per month. The term of Mr. Storm’s employment agreement expires on September 9, 2012 unless sooner terminated. If the agreement is terminated by the Company without cause, the Company will continue to pay Mr. Storm his annual compensation rate and benefits as severance compensation for a period of six (6) months, i.e. $77,250 plus cost of benefits approximating $8,000, if he were entitled to receive such payment at December 31, 2011. In the event of any change in control (as defined) of the Company, Mr. Storm may continue his employment, execute a new employment agreement on mutually agreeable terms or resign his employment. In the event that Mr. Storm resigns or is terminated within 12 months of the change in control, then Mr. Storm will be entitled to twice his base salary, paid over a period of 12 months (the “change in control payment”), provided that if the change in control occurred at December 31, 2011, he would have been entitled to 60% of the change in control payment i.e. $180,240; if it occurs during 2012, he will be entitled to 80% of the change in control payment; and if it occurs in 2013 or beyond, he will be entitled to the entire change in control payment. For a period on one year after termination of his employment, Mr. Storm has agreed that he would be subject to non-disparagement and nondisclosure obligations.
Employee Benefit Plans. The Bank provides a benefit program that includes health and dental insurance, life and long term and short-term disability insurance and a 401(k) plan. The Company adopted “safe harbor” provisions for the 401(k) plan as of January 1, 2010. Under these provisions, the Company will match 100% of employee contributions up to 3% of salary and match 50% of the contributions in excess of the 3% employee contributions but not more than 6% of base salary. The total match cannot exceed 4% of base salary, as defined.
Outstanding Options and Option Exercises. The Company has never maintained any plan for the award of equity based compensation other than stock options or warrants. No options or warrants were exercised by any named executive officer in 2011, no options held by such officers vested during 2011, and no options were granted to such officers during 2011. All outstanding options and warrants previously held by executive officers expired in August 2010 without having been exercised.
Directors’ Compensation

	Fees earned
	or Paid in	All Other
Name	Cash	Compensation		Total
Milton D. Jernigan, II	$45,000	$2,713	(1)	$47,713
Edward B. Howlin, Jr.	$6,000	—		$6,000
Charles L. Hurtt, Jr., CPA	$15,000	—		$15,000
Robert R. Mitchell	$7,750	—		$7,750
John A. Richardson, Sr.	$11,000	—		$11,100
George C. Shenk, Jr.	$11,250	—		$11,250
Lamont Thomas	—	$52,000	(2)	$52,000
Jerome A. Watts	$4,750	—		$4,750

(1)	Represents 2011 bonus of $2,500 and life insurance premium of $213.

(2)	Represents payment under his consulting agreement discussed below.
Directors of the Company and Bank received compensation for membership on the Board or attendance at Board or committee meetings in 2011. Directors of the Company and the Bank (excluding Messrs. Jernigan, II, Morgan and Thomas) were paid $250 per meeting attended, except for Mr. Hurtt, the Chairman of the Audit Committee, who received $3,000 per quarter during 2011 while serving in that capacity. The Company does not currently maintain any plans pursuant to which stock options, restricted stock or other equity based plans may be awarded to directors. The Company does not maintain any pension, retirement or deferred compensation plans in which directors may participate.

Under his employment agreement with the Company, Mr. Jernigan, II received $45,000 in salary and a $2,500 bonus in 2011 and will receive a 2012 base salary of $50,000 and a term life insurance policy in the amount of $100,000 for service as Chairman of the Boards of Directors of the Company and the Bank. He is also entitled to receive cash bonuses and grants of options as determined by the Board of Directors. The term of Mr. Jernigan’s employment agreement expires on August 15, 2014. If the agreement is terminated by the Company without cause, the Company will continue to pay his annual compensation and benefits as severance compensation for a period of 12 months; i.e. $50,000 plus life insurance coverage as described above. In the event of any change in control (as defined) of the Company, Mr. Jernigan, II may continue his employment, execute a new employment agreement on mutually agreeable terms or resign his employment. In the event that Mr. Jernigan, II resigns or is terminated within 12 months of the change in control, Mr. Jernigan, II will be entitled to the sum of twice the base salary and bonuses, if any, paid to him during the 12 months immediately preceding the change in control. If Mr. Jernigan, II were entitled to receive this payment as of December 31, 2011 he would have been entitled to receive six equal monthly payments totaling approximately $95,000. For a period on one year after termination of his employment, Mr. Jernigan, II has agreed that he will not accept employment by or on behalf of any bank headquartered in Anne Arundel County, Maryland, or in such capacity request or advise any present or future investors, depositors or customers of the Company or the Bank to curtail or discontinue their business with the Company or the Bank, or induce, or attempt to induce, any employee of the Company or the Bank to terminate his employment with the Company or the Bank. Mr. Jernigan, II would also be subject to non-disparagement and nondisclosure obligations during this period.
In March 2007, the Company and Mr. Thomas amended his employment agreement in recognition of Mr. Thomas’ retirement from the Company and the desire to provide transition to a new COO/CFO. Following Mr. Thomas’ retirement on December 31, 2007, Mr. Thomas provided consulting services to the Company for a four year term ending December 31, 2011. Mr. Thomas’s compensation for these services was $52,000 per year. He continues to serve on the Company’s Board of Directors (subject to expected shareholder approval at appropriate annual meetings), the Bank’s Board of Directors and its executive committee for the duration of the agreement, but did not receive fees for Board service during the term of the consulting agreement. He will receive such fees starting in January 2012 as the consulting agreement has expired.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information concerning the number and percentage of whole shares of the Company’s common stock beneficially owned by its directors, executive officers whose compensation is disclosed, and by its directors and all executive officers as a group, as of February 16, 2012, as well as information regarding each other person known by the Company to own in excess of five percent of the outstanding common stock. Except as set forth below, the Company knows of no other person or persons who beneficially own in excess of five percent of the Company’s common stock. Further, the Company is not aware of any arrangement which at a subsequent date may result in a change of control of the Company. Except as otherwise indicated with respect to directors and executive officers, all shares are owned directly, the named person possesses sole voting and sole investment power with respect to all such shares, and none of such shares are pledged as security.

	Total Number of
	Shares of Common	Percentage
	Stock	of
Name	Beneficially Owned	Ownership

Edward B. Howlin, Jr (1) 2880 Dunkirk Way Dunkirk, MD 20754	203,666	11.19%
Charles L. Hurtt, Jr.	20,076	1.10%
Milton D. Jernigan, II (2)	35,950	1.97%
Robert R. Mitchell	24,800	1.36%
Richard J. Morgan	11,643	0.64%
John A. Richardson, Sr.	40,000	2.20%
George C. Shenk, Jr.	14,200	0.78%
Michael T. Storm (3)	400	0.02%
Lamont Thomas	23,000	1.26%
Jerome A. Watts	24,266	1.33%

Directors, Officers as a Group (10 people)	398,001	21.86%

Estate of Alvin Maier c/o Ellis J. Koch, Esq., 5904 Hubbard Drive, Rockville, MD 20852	101,892	5.60%

(1)	Includes 151,160 shares held individually, 49,306 shares held jointly with spouse and 3,200 shares held in a family partnership.

(2)	Includes 25,950 shares held in IRA accounts and 10,000 shares held jointly with spouse.

(3)	Shares held jointly with spouse.
Securities Authorized for Issuance under Equity Compensation Plans
None.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with some of the Company’s directors, officers, and employees and other related parties. In the past, all of such transactions have been on substantially the same terms, including interest rates, maturities and collateral requirements as those prevailing at the time for comparable transactions with non-affiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features.
The activity of loans to the Company’s directors, officers, and employees and other related parties during 2011 and 2010 is as follows:

In thousands	2011	2010
Total loans at beginning of year	$2,653	$3,594
New loans and funding during the year	368	492
Director status change to non-Director	(348)	(1,182)
Repayments during the year	(327)	(251)

Total loans at end of year	$2,346	$2,653

The Company paid $50 thousand during the each year ended December 31, 2011 and 2010 to a computer services firm of which a Director is also a principal. Expenditures included computer hardware, software, installation, training, compliance and real-time support. The Company incurred fees and expenses of $173 thousand during 2011 and $22 thousand in 2010 to a law firm of which a Director is a partner for various legal services provided. The increase in the fees in 2011 is primarily the result of increased legal efforts regarding the Company’s debt collections. Expenditures totaling less than $25,000 were paid to several entities in which directors were principals during 2011 and 2010.
All of the above transactions have been consummated on terms equivalent to those that prevail in arms- length transactions. The Audit Committee of the Company reviews related party transactions in the course of its review of 10Q and 10K filings.

ITEM 14	Principal Accountant Fees and Services
Fees Paid to Independent Accounting Firm
Set forth below is a schedule of fees billed, or to be billed, to the Company by TGM Group LLC during 2011 and 2010 by category of service.

	2011	2010	Comments

Audit fees	$49,500	$49,000	Audit services, reviews of SEC filings
Tax fees	2,000	2,000	Preparation of income and related tax returns
All Other fees	—	—

	$51,500	$51,000

The Audit Committee is responsible for the pre-approval of all non-audit services provided by its independent auditors. Non-audit services are only provided by the Company’s auditors to the extent permitted by law. Pre-approval is required unless a “de minimus” exception is met. To qualify for the “de minimus” exception, the aggregate amount of all such non-audit services provided to the Company must constitute not more than five percent of the total amount of revenues paid by the Company to its independent auditors during the fiscal year in which the non-audit services are provided; such services were not recognized by the Company at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the committee and approved prior to the completion of the audit by the committee or by one or more members of the committee to whom authority to grant such approval has been delegated by the committee.
All services from the independent accountants during 2011 and 2010 were pre-authorized and requested by the Audit Committee of the Company prior to the services being performed

ITEM 15.	Exhibits, Financial Statement Schedules

Exhibit No.		Description of Exhibits
2		Agreement and Plan of Merger, dated as of December 20, 2011, by and between the Company and Sandy Spring Bancorp, Inc. (1)
3	(a)	Certificate of Incorporation of the Company, as amended (2)
3	(b)	Bylaws of the Company (3)
10	(a)	Employment Agreement between Richard J. Morgan and the Company (4)
10	(b)	Employment Agreement between Lamont Thomas and the Company (5)
10	(c)	First Amendment to Employment Agreement between Lamont Thomas and the Company (6)
10	(d)	Employment Agreement between Michael T. Storm and CommerceFirst Bank (7)
10	(e)	Extension of Employment Agreement between Richard J. Morgan and the Company (6)
11		Statement regarding Computation of Per Share Income — Refer to Note 1 to the Consolidated Financial Statements included in Item 8.
21		Subsidiaries of the Registrant
The sole subsidiary of the Registrant is CommerceFirst Bank, a Maryland chartered commercial bank.

31	(a)	Certification of Richard J. Morgan, President and CEO
31	(b)	Certification of Michael T. Storm, Executive Vice President and Chief Financial Officer
32	(a)	Certification of Richard J. Morgan, President and Chief Executive Officer
32	(b)	Certification of Michael T. Storm, Executive Vice President and Chief Financial Officer
EX-101		INSTANCE DOCUMENT
EX-101		SCHEMA DOCUMENT
EX-101		CALCULATION LINKBASE DOCUMENT
EX-101		LABELS LINKBASE DOCUMENT
EX-101		PRESENTATION LINKBASE DOCUMENT
EX-101		DEFINITION LINKBASE DOCUMENT

(1)	Incorporated by Reference to exhibit 2.1 to Company’s Current Report on Form 8-K filed on December 21, 2011.

(2)	Incorporated by reference to exhibit of the same number filed with the Company’s Registration Statement on Form SB-2, as amended, (File No. 333-91817).

(3)	Incorporated by Reference to exhibit 3.2 to Company’s Current Report on Form 8-K filed on December 21, 2011.

(4)	Incorporated by reference to exhibit 10(b) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

(5)	Incorporated by reference to exhibits 10(c) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)

(6)	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

(7)	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

(8)	Incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed on January 30, 2009.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCEFIRST BANCORP, INC
February 16, 2012	By:	/s/ Richard J. Morgan,
Richard J. Morgan, President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Milton D. Jernigan II	Chairman of the Board of Directors	February 16, 2012

Milton D. Jernigan II	of the Company and the Bank

/s/ Richard J. Morgan	Director, President and CEO of the	February 16, 2012

Richard J. Morgan	Company and the Bank
(Principal Executive Officer)

/s/ Edward B. Howlin, Jr.	Director of the Company and the Bank	February 16, 2012

Edward B. Howlin, Jr.

/s/ Charles L. Hurtt, Jr.	Director of the Company and the Bank	February 16, 2012

Charles L. Hurtt, Jr.

/s/ Lamont Thomas	Director of Company and the Bank	February 16, 2012

Lamont Thomas

/s/ Robert R. Mitchell	Director of the Company and the Bank	February 16, 2012

Robert R. Mitchell

/s/ John A. Richardson, Sr.	Director of the Company and the Bank	February 16, 2012

John A. Richardson, Sr.

/s/ George C. Shenk, Jr.	Director of the Company and the Bank	February 16, 2012

George C. Shenk, Jr.

Director of the Company and the Bank

Jerome A. Watts

/s/ Michael T. Storm	Executive Vice President/Chief Financial	February 16, 2012

Michael T. Storm	Officer of the Company and the Bank
(Principal Financial and Accounting Officer)