Form 10-Q
period 2012-03-31
COMMERCEFIRST BANCORP INC
filed 2012-05-02
CIK 1098813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2012

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

As of May 1, 2012 the number of outstanding shares of registrant’s common stock, par value $0.01 per share was: 1,820,548

CommerceFirst Bancorp, Inc.

FORM 10-Q

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2012 and December 31, 2011

(Dollars in thousands except per share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$1,852	$2,161
Interest bearing deposits	18,334	15,639

Cash and cash equivalents	20,186	17,800
Investments in restricted stocks, at cost	509	509

Loans receivable	180,121	184,298
Allowance for loan losses	(3,457)	(3,033)

Net loans receivable	176,664	181,265

Premises and equipment, net	376	418
Accrued interest receivable	837	767
Deferred income taxes	1,135	843
Other real estate owned	4,232	4,232
Other assets	1,064	1,505

Total Assets	$205,003	$207,339

LIABILITIES

Non-interest bearing deposits	$29,145	$31,586
Interest bearing deposits	150,093	151,022

Total deposits	179,238	182,608

Accrued interest payable	78	71
Other liabilities	1,072	480

Total Liabilities	180,388	183,159

STOCKHOLDERS’ EQUITY
Common stock—$.01 par value; authorized 4,000,000 shares
Issued and outstanding: 1,820,548 shares at March 31, 2012 and at December 31, 2011	18	18
Additional paid-in capital	17,853	17,853
Retained earnings	6,744	6,309

Total Stockholders’ Equity	24,615	24,180

Total Liabilities and Stockholders’ Equity	$205,003	$207,339

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

For the Three Months ended March 31, 2012 and 2011 (Unaudited)

(Dollars in thousands except per share data)

	March 31,	March 31,
	2012	2011
Interest income:
Interest and fees on loans	$2,998	$3,057
Investment in stocks	7	7
Interest bearing deposits	14	13

Total interest income	3,019	3,077

Interest expense:
Deposits	385	568

Total interest expense	385	568

Net interest income	2,634	2,509

Less provision for loan losses	575	681

	2,059	1,828

Non-interest income:
Gain on sale of SBA loans	62	209
Gain on sale of other real estate owned	—	43
Service charges and other income	144	149

Total non-interest income	206	401

Non-interest expenses:
Compensation and benefits	776	772
Legal and professional	193	65
Rent and occupancy	144	145
Marketing and business development	11	18
FDIC insurance	40	89
Data processing	38	37
Support services	61	47
Communications	30	33
Loan collections	54	57
Other real estate owned provision	—	75
Depreciation and amortization	42	52
Other	137	110

Total non-interest expenses	1,526	1,500

Income before income taxes	739	729
Income tax expense	304	281

Net income and total comprehensive income	$435	$448

Basic and diluted earnings per share	$0.24	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2012 and 2011

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance December 31, 2010	$18	$17,853	$4,494	$22,365

Net income- March 31, 2011			448	448

Balance March 31, 2011	$18	$17,853	$4,942	$22,813

Balance December 31, 2011	$18	$17,853	$6,309	$24,180

Net income- March 31, 2012			435	435

Balance March 31, 2012	$18	$17,853	$6,744	$24,615

The accompanying notes are an integral part of these consolidated financial statements.

CommerceFirst Bancorp, Inc. and Subsidiary

Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

(Dollars in thousands)

(Unaudited)

	March 31,	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$435	$448
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	42	52
Gain on sales of SBA loans	(62)	(209)
Gain on sales of other real estate owned	—	(43)
Provision for loan losses	575	681
Provision for losses on other real estate owned	—	75
Deferred income taxes	(292)	(280)
Change in assets and liabilities:
Increase in accrued interest receivable	(70)	(11)
Decrease in other assets	441	236
Increase in accrued interest payable	7	11
Increase in other liabilities	592	404

Net cash provided by operating activities	1,668	1,364

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in loans, net	3,344	(5,171)
Proceeds from sale of SBA loans	744	2,336
Proceeds from sale of other real estate owned	—	568
Purchase of premises and equipment	—	(3)

Net cash (used by) provided by investing activities	4,088	(2,270)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in non-interest bearing deposits, net	(2,441)	1,682
Net (decrease) increase in other deposits	(929)	877

Net cash (used by) provided by financing activities	(3,370)	2,559

Net increase in cash and cash equivalents	2,386	1,653
Cash and cash equivalents at beginning of period	17,800	13,726

Cash and cash equivalents at end of period	$20,186	$15,379

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$378	$557

Income taxes paid	$—	$—

Transfer of loans to real estate owned	$—	$—

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

The financial data at December 31, 2011 are derived from audited consolidated financial statements that are included in the Company’s SEC Form 10-K for the year ended December 31, 2011. The financial data at March 31, 2012 and 2011 are derived from unaudited consolidated financial statements. Interim results are not necessarily indicative of results for the full year.

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

Note 2. Fair value

ASC Section 820—Fair Value Measurements and Disclosure defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Topic 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. These inputs are summarized in three broad levels as follows:

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

The Company’s bond holdings in the investment securities portfolio, if any, are the only asset or liability subject to fair value measurement on a recurring basis. No financial assets or liabilities are valued on a recurring basis under Level 1or Level 2 inputs at March 31, 2012 or December 31, 2011. The Company has financial and non-financial assets measured by fair value measurements on a non-recurring basis during 2012. At March 31, 2012, these assets include $3.2 million of non-accrual loans ($1.7 million after specific reserves) and other real estate owned of $4.2 million, all of which are valued under Level 3 inputs.

The changes in the assets subject to fair value measurements are summarized below by Level:

In thousands	Level 1 and Level 2	Level 3
December 31, 2011:
Loans	$—	$2,668
Restricted securities	—	7
Other real estate owned	—	4,232

Total December 31, 2011	—	6,907

Activity:
Loans:
New loans measured at fair value	—	835
Payments and other loan reductions	—	(103)
Loans charged-off	—	(185)

Net change in loans	—	547

March 31, 2012:
Loans	—	3,215
Restricted securities	—	7
Other real estate owned	—	4,232

Total March 31, 2012	$—	$7,454

The estimated fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	March 31, 2012		December 31, 2011
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$1,852	$1,852	$2,161	$2,161
Interest bearing deposits	18,334	18,334	15,639	15,639
Investments in restricted stock	509	509	509	509
Loans, net	176,664	186,914	181,265	192,082
Accrued interest receivable	837	837	767	767

Financial liabilities:
Non-interest bearing deposits	$29,145	$29,145	$31,586	$31,586
Interest bearing deposits	150,093	151,247	151,022	152,478
Accrued interest payable	78	78	71	71

Off-balance sheet commitments	—	—	—	—

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

Note 3. Net Income per Common Share

Basic earnings per share of common stock are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by including the average dilutive common equivalents outstanding during the period. There were no dilutive common equivalent shares outstanding at March 31, 2012 or 2011.

	Three Months Ended March 31,
In thousands except for per share data	2012	2011
Weighted average shares outstanding	1,820,548	1,820,548
Common stock equivalents	—	—

Average common shares and equivalents	1,820,548	1,820,548

Net income	$435	$448
Basic and diluted earnings per share	$0.24	$0.25

Note 4. Related Party Transactions

The Company paid $139 thousand during the first three months of 2012 for legal services to a firm of which a Director of the Company is a principal. The Company also paid $14 thousand during the three months ended March 31, 2012 for computer related services to firm of which a Director of the Company is a principal. The above transactions have been consummated on terms equivalent to those that prevail in arms length transactions.

Executive officers, directors and their affiliated interests enter into loan transactions with the Company in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectability or present other unfavorable terms. At March 31, 2012 the amount of such loans outstanding was $2.2 million.

Deposit balances of executive officers, directors and their affiliated interests totaled $11.5 million at March 31, 2012.

Note 5. Commitments and contingencies

The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments typically include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Outstanding commitments as of March 31, 2012 are as follows:

In millions
Loan commitments	$2.6
Unused lines of credit	$34.1
Letters of Credit	$1.2

Note 6. Recent Relevant Accounting Pronouncements

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

In April 2011, the FASB issued ASU No. 2011-02, Receivable (Topic 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The main objective of the ASU is to clarify a creditor’s evaluation of whether in modifying a loan, it has granted a concession in circumstances that qualify the loan as a Troubled Debt Restructured (TDR) loan. These loans are subject to various accounting and disclosure requirements. The ASU was effective for the first interim or annual period beginning on or after June 15, 2011, and was applied retrospectively to the beginning of the annual period of adoption. Certain disclosures are required for loans considered as TDR loans resulting from the application of the ASU that were not considered TDR under prior guidance. The Company’s compliance with ASU No. 2011-02 did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The main objective of the ASU is to conform the requirements for measuring fair value and the disclosure information under U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for the disclosure about fair value measurements. Other amendments clarify existing requirements and change particular principles or requirements for measuring fair value or disclosing information about fair value measurements. The ASU was effective for the first interim or annual period beginning on or after December 15, 2011, early application for public entities is not permitted. The Company’s compliance with ASU No. 2011-04 did not have a material impact on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws, accounting standards and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company’s past results are not necessarily indicative of future performance. Please refer to the “Risk Factors” section of the Company’s Form 10-K for the year ended December 31, 2011, and other periodic reports filed with the Securities and Exchange Commission, for a discussion of various factors which may affect our performance.

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

The Company assets decreased modestly at March 31, 2012 from December 31, 2011 with increases in cash and cash equivalents offset by the decrease in loans receivable. Earnings for the three months ended March 31, 2012 approximated earnings during the three months ended March 31, 2011. While lower during the first quarter of 2012 as compared to 2011, the provision for loan losses continues to remain relatively high primarily as the result of specific reserves being established on identified loans. Key measurements and events for the period include the following:

•

The Company’s net income was $435 thousand during the three months ended March 31, 2012 as compared to net income of $448 thousand for the three months ended March 31, 2011. The increase in net interest income and decline in the provision for loan losses was more than offset by the decline in gains on sales of SBA loans and other real estate owned as well as merger professional expenses of $140 thousand during 2012 resulting in a small decrease in net income.

•	Net interest income, the Company’s main source of income, increased by 5.0% from $2.5 million during the three months ended March 31, 2011 to $2.6 million for the three months ended March 31, 2012.

•	Total assets decreased by 1.1% from $207 million at December 31, 2011 to $205 million at March 31, 2012.

•	Net loans outstanding decreased by 2.5% from $181 million at December 31, 2011 to $177 million as of March 31, 2012.

•	Deposits decreased by 1.9% from $183 million at December 31, 2011 to $179 million at March 31, 2012.

•	Non-interest income decreased by 48.6% from $401 thousand for the three months ended March 31, 2011 to $206 thousand for the three months ended March 31, 2012.

•	Non-interest expenses increased by 1.7% from $1.50 million for the three months ended March 31, 2011 to $1.53 million for the three months ended March 31, 2012.

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

The most significant accounting policies followed by CommerceFirst Bancorp, Inc. are presented in Note 1 to the Company’s audited consolidated financial statements incorporated by reference in its Form 10-K for the year ended December 31, 2011. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses as the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

RESULTS OF OPERATIONS

General. The Company reported net income of $435 thousand for the three months ended March 31, 2012 as compared to net income of $448 thousand for the three month period ended March 31, 2011. Net earnings declined slightly during 2012 as compared to 2011 because of a variety of factors. Net income increased during 2012 because of the increase in net interest income of $125 thousand, the decline in the provision for loan losses of $106 thousand, the decline in FDIC insurance costs of $49 thousand and the decline in the provision for other real estate owned losses offset by the decline in the gain from the sale of SBA loans of $147 thousand, the decline in the sale of other real estate owned of $43 thousand, merger related professional fees of $140 thousand, other expenses increase of $27 thousand and increased income tax expense of $23 thousand. Net interest margin increased primarily as the result of the reduction in the cost of deposits. The provision for loan losses declined because of the decrease in loans outstanding as well as the more stable economic conditions in 2012 as compared to 2011.

Net interest income increased in 2012 as compared to 2011 by $125 thousand, or 5.0%. This increase resulted primarily from the reduction in the cost of deposits as well as the decline in average deposits in 2012 as compared to 2011. Maturing certificates of deposit were either re-priced at lower rates or replaced with lower rate deposits in 2012 as general market interest rates for deposits declined.

Return on Average Assets and Average Equity. The following table shows the return on average assets and average equity for the period shown.

	Three Months Ended March 31,		Year ended December 31,
	2012	2011	2011
Return on Average Equity	7.07%	7.87%	7.74%
Return on Average Earning Assets	0.87%	0.91%	0.90%
Ratio of Average Equity to Average Assets	11.96%	11.19%	11.32%

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

Total interest income decreased by $58 thousand or 1.9% for the three month period ended March 31, 2012 as compared to the same period in 2011. This decrease in interest income was primarily attributable to the decline in the yield of the average earning assets from 6.31% in 2011 to 6.15% in 2012. The earnings rate decline was partially offset by the increase in earning assets of $1.2 million.

Interest expense decreased by $183 thousand or 32.2% to $385 thousand for the three months ended March 31, 2012 as compared to $568 thousand during the same three months of 2011. This decrease was attributable to the 45 basis point decrease in the cost of funds from 1.48% during the first three months of 2011 to 1.03% during the first three months of 2012 as well as the decrease of $4.4 million in average interest bearing liabilities during 2012 as compared to 2011.

The net interest income for the three month period ended March 31, 2012 was $2.6 million as compared to $2.5 million for the same period in 2011. Net interest income increased primarily because of the reduced cost of funds during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

The following table shows the average balances and average rates earned or paid on of the various categories of the Company’s assets and liabilities for the three month period ended March 31 of each year. Nonperforming loans are included in average loan balances in the following table:

THREE MONTHS	2012			2011			2010
In thousands	Average Balance	Interest	Yields/ Rates	Average Balance	Interest	Yields/ Rates	Average Balance	Interest	Yields/ Rates
Assets
Securities (1)	$509	$7	5.58%	$527	$7	5.39%	$527	$7	5.39%
Loans, net of unearned income (2)	181,220	2,998	6.71%	186,284	3,057	6.66%	184,219	3,124	6.88%
Interest-bearing deposits in other banks	17,300	14	0.33%	11,036	13	0.48%	14,927	9	0.24%
Federal funds sold	—	—	—	—	—	—	129	—	0.19%

Total interest-earning assets	199,029	3,019	6.15%	197,847	3,077	6.31%	199,802	3,140	6.37%

Less allowance for loan losses	(3,233)			(3,319)			(2,428)
Non interest earning assets	9,931			9,127			8,631

Total assets	$205,727			$203,655			$206,005

Liabilities & Stockholders’ Equity
Interest-bearing deposits
Interest bearing demand deposits	$416	$—	0.05%	$766	$—	0.05%	$712	$—	0.05%
Money market deposit accounts	7,569	5	0.27%	8,628	8	0.38%	8,453	9	0.43%
Savings accounts	28,724	46	0.65%	23,780	67	1.14%	12,036	44	1.48%
Certificates of deposit	114,752	334	1.18%	122,695	493	1.63%	142,729	833	2.37%

Total interest-bearing liabilities	151,461	385	1.03%	155,869	568	1.48%	163,930	886	2.19%

THREE MONTHS	2012			2011			2010
In thousands	Average Balance	Interest	Yields/ Rates	Average Balance	Interest	Yields/ Rates	Average Balance	Interest	Yields/ Rates
Demand deposits and other liabilities	29,659			25,005			20,727

Total liabilities	181,120			180,874			184,657

Stockholders’ equity	24,607			22,781			21,348

Total liabilities and stockholders’ equity	$205,727			$203,655			$206,005

Interest rate spread			5.12%			4.83%			4.18%

Net interest income and margin		$2,634	5.37%		$2,509	5.14%		$2,254	4.58%

(1)	Yields on securities are calculated based on amortized cost.
(2)	Loan balances include loans on nonaccrual.

Net interest margin was 5.37% in the first three months of 2012, as compared to 5.14% in the comparable period in 2011. Interest spread was 5.12% in the first three months of 2012, as compared to the 4.83% in the first three months of 2011 reflecting the greater reduction in the cost of interest bearing funds as compared to the reduction of the earnings rates of interest earning assets. Absent a reduction in market interest rates, the Company does not anticipate continuing significant reductions in the cost of its interest bearing funds as a majority of the higher costing funds have been re-priced to lower levels.

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

	March 31, 2012 vs. 2011			March 31, 2011 vs. 2010
	Increase (Decrease)			Increase (Decrease)
In thousands	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets:
Interest bearing deposits	$7	$(6)	$1	$(2)	$6	$4
Investment portfolio	—	—	—	—	—	—
Loans receivable	(84)	25	(59)	35	(102)	(67)

Net Change in Interest Income	(77)	19	(58)	33	(96)	(63)

Interest Bearing Liabilities:
Interest bearing deposits	(16)	(167)	(183)	(44)	(274)	(318)

Net Change in Interest Expense	(16)	(167)	(183)	(44)	(274)	(318)

Change in Net Interest Income	$(61)	$186	$125	$77	$178	$255

Provision for Loan Losses. The provision for loan losses represents the amount charged against earnings to increase the allowance for loan losses to the level deemed appropriate by management. The provision for loan losses and the allowance for loan losses are based on management’s ongoing assessment of the Company’s credit exposure and consideration of certain other relevant factors. The provision for loan losses was $575 thousand the three months ended March 31, 2012 as compared to $681 thousand for the three months ended March 31, 2011. The decrease is the result of the lower amount of outstanding loans at March 31, 2012 as compared to outstanding loans receivable at March 31, 2011. The allowance is comprised of specific and general allowance amounts.

Non-Interest Income. Non-interest income principally consists of gains from the sale of the guaranteed portion of Small Business Administration loans and from deposit account services charges. For the three months ended March 31, 2012, gains on sales of the guaranteed portion of SBA loans were $62 thousand whereas gains on sales of SBA loans amounted to $209 thousand during the first three months of 2011. Generally, the Company desires to sell the guaranteed portion of most additional SBA loans resulting in a continuing stream of income that may vary significantly from quarter to quarter, depending in part upon the volume of loans actually sold. Deposit account service charges and other income amounted to $144 thousand during the three months ended March 31, 2012 as compared to $149 thousand for the same period in 2011. Included in this decrease was the decrease in net rental income from the rental of other real estate owned properties of $11 thousand. Several properties that were being rented were sold after the first quarter of 2011.

Non-Interest Expense. Total non-interest expenses increased by $26 thousand during the three month period ended March 31, 2012 as compared to the same period in 2011, a 1.7% increase. The 2012 expenses include approximately $140 thousand of expenses related to the proposed merger of the Company with Sandy Spring. There were no such expenses during the first three months of 2011. The 2011 expenses reflect $75 thousand of provision for declining value of other real estate owned; no such provision was expensed in 2012. FDIC insurance expense was $40 thousand in 2012 as compared to $89 thousand in 2011 reflecting the change in the premium computation by the FDIC as well as the reduced amount of Company assets.

Income Tax Expense. During the three months ended March 31, 2012, the Company recorded an income tax expense of $304 thousand as compared to a $281 thousand expense during the same period in 2011. The income taxes in 2011 were reduced by approximately $10 thousand to correct for prior years recorded taxes. The income tax expense was 41.1% of income before taxes in 2012 and 38.6% of income before taxes in 2011.

FINANCIAL CONDITION.

General. The Company’s assets at March 31, 2012 were $205.0 million, a decrease of $2.3 million or 1.1%, from December 31, 2011. The gross loans totaled $180.1 million at March 31, 2012 and are comprised of real estate loans of $130.7 million, a decrease of $2.5 million, or 1.9%, from December 31, 2011 and commercial loans of $49.4 million, a decrease of $1.7 million, or 3.3%, from December 31, 2011. At March 31, 2012, deposits totaled $179.2 million, a decrease of $2.3 million, or 1.1%, from December 31, 2011. Deposits at March 31, 2012 are comprised of certificates of deposit of $113.6 million, NOW and Money Market accounts of $7.8 million, savings accounts of $28.7 million and noninterest bearing deposits of $29.1 million.

Loan Portfolio. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At March 31, 2012, net loans were $176.7 million, a 2.5% decrease from the $181.3 million in loans outstanding at December 31, 2011. Generally, loans are internally generated but the Company does periodically purchase loan participations from other local community banks. Lending activity is generally confined to the Company’s immediate market areas. The Company is continuing its efforts to attract quality credits with no dilution of credit underwriting standards. The decline in loans during the first quarter of 2012 reflects normal seasonal loan pay-downs as well the current economic conditions which has reduced the number of loan requests as well as the number of applicants that meet the Company’s underwriting standards.

The composition of loans has not changed during the first quarter of 2012 with real estate loans comprising approximately 72% of the total loans at March 31, 2012, March 31, 2011 and December 31, 2011. The majority of these loans are secured by real property that is occupied by the borrowers’ businesses. The Company has approximately $1.3 million of acquisition and construction loans secured by residential building lots. The Company does not engage in foreign lending activities. Loans secured by residential real estate are loans to investors for commercial purposes. The Bank does not lend funds to consumers. The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

Loans receivable, net is comprised of the following:

	March 31, 2012		March 31, 2011		December 31, 2011
		Percentage		Percentage		Percentage
(In thousands)	Balance	of Loans	Balance	of Loans	Balance	of Loans
Commercial and Industrial loans	$40,746	22.6%	$45,956	24.5%	$43,051	23.3%
SBA loans	8,644	4.8%	7,071	3.8%	8,049	4.4%
Real estate loans:
Owner occupied	77,669	43.1%	85,296	45.4%	77,288	41.9%
Non owner occupied	53,144	29.5%	49,449	26.3%	55,999	30.4%

Total real estate loans	130,813	72.6%	134,745	71.7%	133,287	72.3%

	180,203	100.0%	187,772	100.0%	184,387	100.0%

Unearned loan fees, net	(82)		(111)		(89)
Allowance for loan losses	(3,457)		(3,589)		(3,033)

	$176,664		$184,072		$181,265

Real estate loans are secured by residential and commercial properties as follows:

(In thousands)	March 31, 2012	March 31, 2011	December 31, 2011
Real estate loans secured by:
Residential real estate	$26,131	$24,908	$26,520
Commercial real estate	104,682	109,837	106,767

Total real estate loans	$130,813	$134,745	$133,287

None of the loans secured by residential real estate are owner occupied properties.

The following table shows the interest rate sensitivity of the loan portfolio at March 31, 2012. Demand loans, loans without a stated maturity and overdrafts are reported as re-pricing in one year or less. Floating rate loans are reported to reflect the period until re-pricing.

	Loan Re-pricing as of March 31, 2012
In thousands	1 year or less	1-5 years	After 5 years	Total
Loans with:
Fixed interest rates	$13,361	$33,882	$1,020	$48,263
Floating and adjustable interest rates	71,523	60,417	—	131,940

Total loans receivable	$84,884	$94,299	$1,020	$180,203

Allowance for loan losses. The adequacy of the allowance for loan losses is evaluated based upon loan categories except for loans rated substandard, doubtful or loss, which are evaluated separately and assigned loss amounts based upon the evaluation. Loss ratios are applied to each category of loan to determine estimated loss amounts. Categories of loans are identified as commercial, SBA and mortgage loans. Loss ratios are determined based upon historical losses incurred adjusted for the effect of current economic conditions, any industry concentration or identified weakness in an industry, credit management and underwriting policy changes and secured versus unsecured nature of the loan category. At March 31, 2012, the range of the loss ratios used to determine estimated losses by loan category were: commercial loans – 1.4%; SBA loans (unguaranteed portion) – 5.0% and real estate loans- 0.3% to 0.5%. These loss ratios are approximately the same as those ratios applied at December 31, 2011. Additional losses are estimated resulting from additional identified risks factors, such as loans with underwriting exceptions, the level and direction of payment delinquencies and the level of large loans. Not all of these additional loss estimates are allocated to the separate loan categories.

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

The adequacy of the allowance for loan losses is also reviewed at least quarterly using risk ratings applied to the loans based upon rating criteria consistent with regulatory definitions. The risk rating is adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and, in the case of commercial loans and commercial real estate loans, the normal periodic review of the underlying credit indicates that a change in risk rating is appropriate. An estimated “low” and “high” loss percentage is applied to loans in each risk rating. These loss percentages increase as the loan risk rating increases. Loans rated as substandard, doubtful or loss are evaluated separately and assigned loss amounts based upon the separate evaluation. Risks factors identified beyond individual loan risks, such as economic conditions, underwriting exceptions and loan concentrations are quantified based upon management’s estimations of loss exposure. Loss percentages used are generally based upon management’s best estimates considering losses incurred. Estimated “low” and “high” allowance for loan loss amounts are derived by accumulating the estimated losses using the “low” and “high” loss percentages for each risk rating and adding losses based upon separate loan evaluations and identified other risks. The actual allowance for loan losses is compared to this range to ascertain that it is reasonably situated within the range. In addition, on at least a quarterly basis, the recorded allowance for loan losses (as a percent of loans) is compared to peer group levels to ascertain the reasonableness of the estimate. At March 31, 2012, the actual allowance for loan losses of 1.92% was between the “high” allowance amount of 1.96% and the low range percent of 1.69%.

The allowance for loan losses represents 1.92% and 1.65% of loans receivable at March 31, 2012 and December 31, 2011, respectively. The increase in the allowance for loan losses as a percent of loans at March 31, 2012 as compared to December 31, 2011 resulted from increased specific reserves on loans. There was no change in the methodology of determining the allowance for loan losses at March 31, 2012 as compared to December 31, 2011 apart from changes to loss factors based on management’s perception of economic environmental factors and trends. Management believes that the allowance for loan losses is adequate for each period presented.

The activity in the allowance for loan losses is shown in the following table.

	Three Months Ended
	March 31,	Year Ended December 31,
(In thousands)	2012	2011	2010	2009	2008	2007
Allowance for loan losses:
Beginning balance	$3,033	$3,174	$2,380	$1,860	$1,665	$1,614
Charge-offs—Commercial and Industrial loans	(185)	(1,043)	(1,140)	(500)	(179)	(72)
Charge-offs—SBA loans	—	(284)	(447)	(463)	(318)	—
Real estate loans:
Charge-offs—Owner occupied	—	(765)	—	(138)	—	—
Charge-offs—Non owner occupied	—	(720)	(386)	—	—	—
Recoveries—Commercial and Industrial loans	1	101	26	—	45	78
Recoveries—SBA loans	32	35	25	5	—	—
Recoveries—Non owner occupied real estate loans	1	2	—	—	—	—

Net recoveries (charge-offs)	(151)	(2,674)	(1,922)	(1,096)	(452)	6

Provision for loan losses	575	2,533	2,716	1,616	647	45

Ending balance	$3,457	$3,033	$3,174	$2,380	$1,860	$1,665

Net recoveries (charge-offs) to average loans	(0.08%)	(1.46%)	(1.04%)	(0.65%)	(0.33%)	0.00%)

During 2012, loans to three borrowers and related entities totaling $185 thousand were determined to be uncollectible and were charged-off.

The activity in the allowance for loan losses by category during the three months ended March 31, 2012 is shown in the following table.

			Real Estate Loans
In thousands	Commercial and Industrial	SBA Loans	Owner Occupied	Non- Owner Occupied	Unallocated	Total
Balance at December 31, 2011	$921	$458	$535	$969	$150	$3,033
Less loan charge offs	185	—	—	—	—	185
Loss recoveries	1	32	—	1	—	34
Provision for loan losses	486	(26)	72	43	—	575

Balance at March 31, 2012	$1,223	$464	$607	$1,013	$150	$3,457

Allowance for loans individually evaluated for impairment	$678	$157	$201	$867	$—	$1,903

Amount of loans individually evaluated for impairment	$1,480	$360	$4,133	$4,171	$—	$9,480

The activity in the allowance for loan losses by category during the three months ended March 31, 2011 is shown in the following table.

			Real Estate Loans
In thousands	Commercial and Industrial	SBA Loans	Owner Occupied	Non-Owner Occupied	Unallocated	Total
Balance at December 31, 2010	$1,023	$627	$682	$715	$127	$3,174
Less loan charge offs	85	143	47	—	—	275
Loss recoveries	6	3	—	—	—	9
Provision for loan losses	367	11	229	63	11	681

Balance at March 31, 2011	$1,311	$498	$864	$778	$138	$3,589

Allowance for loans individually evaluated for impairment	$822	$119	$646	$426	$—	$2,013

Amount of loans individually evaluated for impairment	$1,445	$319	$8,673	$3,234	$—	$13,671

Additionally, the Company has established a reserve for unfunded commitments that is recorded by a provision charged to other expenses. At March 31, 2012 the balance of this reserve was $60 thousand. The reserve, based on evaluations of the collectability of loans, is an amount that management believes will be adequate over time to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

Asset Quality. In its lending activities, the Company seeks to develop sound loans with customers who will grow with the Company. There has not been an effort to rapidly build the portfolio and earnings at the sacrifice of asset quality. At the same time, the extension of credit inevitably carries some risk of non-payment.

Below is a summary of the Company’s impaired loans at March 31, 2012 and December 31, 2011:

	Recorded Investment		Related Allowance for Losses
	March 31,	December 31,	March 31,	December 31,
In thousands	2012	2011	2012	2011
LOANS WITH SPECIFIC RESERVES:
Non-accrual loans:
Commercial and Industrial loans	$1,284	$895	$600	$247
SBA loans	319	103	157	103
Real Estate—Owner Occupied	396	404	201	206
Real Estate—Non Owner Occupied	1,216	1,266	589	588

Total Non-accrual loans	3,215	2,668	1,547	1,144

TDR** loans:
Real Estate—Non Owner Occupied	1,722	1,733	278	191

Total TDR loans	1,722	1,733	278	191

Number of loans	7	7
Other Impaired loans:
Commercial and Industrial loans	103	80	78	80

Total Other Impaired loans	103	80	78	80

	Recorded Investment		Related Allowance for Losses
	March 31,	December 31,	March 31,	December 31,
In thousands	2012	2011	2012	2011
LOANS WITHOUT SPECIFIC RESERVES:
TDR** loans:
Commercial and Industrial loans	—	45	—	—
Real Estate—Owner Occupied	1,494	1,494	—	—

Total TDR loans	1,494	1,539	—	—

Number of loans	1	2

Total Impaired Loans:
Commercial and Industrial loans	1,387	1,020	$678	$327
SBA loans	319	103	157	103
Real Estate—Owner Occupied	1,890	1,898	201	206
Real Estate—Non Owner Occupied	2,938	2,999	867	779

Total Impaired loans	$6,534	$6,020	$1,903	$1,415

**	Troubled Debt Restructured

Below is a summary of the average recorded investment amount and recognized interest income related to the Company’s impaired loans during the three month periods ended at March 31:

	Average Recorded Amount For Periods Ended March 31:		Income Recorded For Periods Ended March 31:
	2012	2011	2012	2011
LOANS WITH SPECIFIC RESERVES:
Non-accrual loans:
Commercial and Industrial loans	$1,158	$985	$—	$—
SBA loans	221	325	—	—
Real Estate—Owner Occupied	400	3,179	—	—
Real Estate—Non Owner Occupied	1,235	1,966	—	—

Total Non-accrual loans	3,014	6,455	—	—

TDR** loans:
Real Estate—Owner Occupied	—	2,051	—	60
Real Estate—Non Owner Occupied	1,722	1,777	13	19

Total TDR loans	1,722	3,828	13	79

Other Impaired loans:
Commercial and Industrial loans	85	125	1	—

Total Other Impaired loans	85	125	1	—

LOANS WITHOUT SPECIFIC RESERVES:
Non-accrual loans:
SBA loans	—	29	—	—
Real Estate—Owner Occupied	—	613	—	—

Total Non-accrual loans	—	642	—	—

TDR** loans:
Commercial and Industrial loans	45	150	—	1
Real Estate—Owner Occupied	1,494	—	26	—

Total TDR loans	1,539	327	26	1

Total Impaired Loans:

	Average Recorded Amount		Income Recorded
	For Periods Ended		For Periods Ended
	March 31:		March 31:
	2012	2011	2012	2011
Commercial and Industrial loans	$1,288	$1,260	$1	$1
SBA loans	221	354	—	—
Real Estate—Owner Occupied	1,894	5,843	26	60
Real Estate—Non Owner Occupied	2,957	3,743	13	19

Total Impaired loans	$6,360	$11,200	$40	$80

Non-accrual loan activity is summarized as follows:

	Three Months Ended March 31,	Year Ended December 31,
In thousands	2012	2011	2010	2009	2008	2007
Balance at the beginning of the period	$2,668	$7,283	$2,734	$5,819	$1,125	$628
New loans placed on non-accrual	835	2,693	7,846	2,427	5,046	569
Less:
Loan restored to interest earning status	—	—	—	1,266	—	—
Paid-off: sold in foreclosure	—	—	—	576	—	—
Other real estate owned additions	—	2,529	945	2,462	—	—
Charge offs	185	2,812	1,973	1,101	236	72
Other including payments received	103	1,967	379	107	116	—

Balance at the end of the period	$3,215	$2,668	$7,283	$2,734	$5,819	$1,125

Non-accrual loan activity by category during the three month period ended March 31, 2012 is summarized as follows:

		Commercial		Real Estate	Real Estate
In thousands	Total	and Industrial	SBA	Owner Occupied	Non Owner Occupied
Balance at the beginning of the period	$2,668	$895	$103	$404	$1,266
New loans placed on non-accrual	835	616	219	—	—
Less:
Charge offs	185	185	—	—	—
Other including payments received	103	42	3	8	50

Balance at the end of the period	$3,215	$1,284	$319	$396	$1,216

Non-accrual loan activity by category during the three month period ended March 31, 2011 is summarized as follows:

		Commercial		Real Estate	Real Estate
In thousands	Total	and Industrial	SBA	Owner Occupied	Non Owner Occupied
Balance at the beginning of the period	$7,283	$963	$388	$3,956	$1,976
New loans placed on non-accrual	753	404	70	279	—
Less:
Charge offs	275	85	143	47	—
Other including payments received	618	96	40	441	41

Balance at the end of the period	$7,143	$1,186	$275	$3,747	$1,935

Non-accrual loans with specific reserves at March 31, 2012 are comprised of:

Commercial loans—eight loans to six borrowers totaling $1.3 million with $0.6 million of specific reserves established.

SBA loans—seven loans to five borrowers totaling $319 thousand with $157 thousand of specific reserves established.

Owner-occupied Real Estate loans—two loans secured by commercial property in the amount of $396 thousand with specific reserves established for these loans in the amount of $201 thousand.

Non-owner Occupied Real Estate loans—three loans, secured by the residential and commercial property, in the amount of $1.2 million with specific reserves of $589 thousand established for the loans. The borrowers of two of the above loans are controlled by the same individual.

All of these loans are in various stages of collection.

At March 31, 2012, the Company has eight loans totaling $3.2 million which have been modified in a manner qualifying the loans as Troubled Debt Restructuring (TDR). These loans are included in the schedule above of accruing impaired loans. These borrowers are in compliance with the modified terms and are accruing interest. Changes made to the loans included the reduction of loan payments from principal and interest payments to interest only payments for specific time periods, the decrease in interest rates charged on a loan and the extension of the maturity of a loan. Specific reserves were established on the loans as appropriate. The majority of these loans were modified in the third quarter of 2010 as the adverse economic conditions hampered borrowers’ current cash flows.

Accruing TDR loan activity for the three months ended March 31, 2012 is shown in the following table.

			Real Estate Loans
In thousands	Commercial and Industrial	SBA Loans	Owner Occupied	Non Owner Occupied	Total
Balance at December 31, 2011	$45	$—	$1,494	$1,733	$3,272
New TDR loans	—	—	—	—	—
Principal payments received	—	—	—	(11)	(11)
Loans moved to non-accrual*	(45)	—	—	—	(45)

Balance at March 31, 2012	$—	$—	$1,494	$1,722	$3,216

*	Accrued income reversed upon move to non-accrual

TDRs included in non-accruing loans are summarized below. Generally the borrowers have not shown sustained compliance with the modified loan terms.

	Recorded Investment		Related Allowance for Losses
	March 31,	December 31,	March 31,	December 31,
In thousands	2012	2011	2012	2011
TDRs with specific reserves:
Commercial and Industrial loans	$—	$—	$—	$—
SBA loans	—	—	—	—
Real Estate—Owner Occupied:	102	103	102	103
Real Estate—Non Owner Occupied:	692	742	266	266

Total non-accruing loans	$794	$845	$368	$369

Number of loans	3	3

At March 31, 2012, there were $3.6 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, not reported as troubled debt restructures or as nonaccrual loans, but for which known information about possible credit problems causes the Company to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loans. The Company closely monitors the financial status of these borrowers.

Generally, the accrual of interest is discontinued when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. Interest may accrue on TDRs if the borrowers are consistently in compliance with the modified loan terms.

The following table shows the amounts of non-performing assets on the dates indicated:

	March 31,		December 31:
In thousands	2012	2011	2010	2009	2008	2007
Nonaccrual loans:
Commercial and Industrial	$1,284	$895	$963	$2,280	$1,676	$868
SBA	319	103	388	454	542	257
Real estate—owner occupied	396	404	3,956	—	3,601	—
Real estate—non owner occupied	1,216	1,266	1,976	—	—	—
Accrual loans—past due 90 days and over	—	—	—	—	—	—

Total non-performing loans	3,215	2,668	7,283	2,734	5,819	1,125

Other real estate owned	4,232	4,232	3,324	2,462	—	—

Total non-performing assets	$7,447	$6,900	$10,607	$5,196	$5,819	$1,125

Accruing Troubled Debt Restructured loans	$3,216	$3,272	$3,985	$1,263	—	—
Allowance for loan losses to total non-performing loans	107.5%	113.7%	43.6%	87.1%	32.0%	148.0%
Non-performing loans to total loans	1.78%	1.45%	3.94%	1.47%	3.80%	0.89%
Non-performing assets to total assets	3.63%	3.33%	5.22%	2.59%	3.49%	0.76%

The payment status of loans receivable at March 31, 2012 is as follows:

		Commercial		Real Estate	Real Estate
In thousands	Total	and Industrial	SBA	Owner Occupied	Non Owner Occupied
Current accruing loans	$173,857	$38,087	$7,799	$76,214	$51,757
Past due loans:
30 to 89 days past due	3,131	1,375	526	1,059	171
90 days plus past due and accruing	—	—	—	—	—
Non-accrual loans, non current	3,215	1,284	319	396	1,216

Total past due loans	6,346	2,503	845	1,455	1,387

Total loans at the end of the period	$180,203	$40,746	$8,644	$77,669	$53,144

The Company applies risk ratings to the loans based upon rating criteria consistent with regulatory definitions. The risk ratings are adjusted, as necessary, if loans become delinquent, if significant adverse information is discovered regarding the underlying credit and the normal periodic reviews of the underlying credits indicate that a change in risk rating is appropriate. A summary of the risk rating of loans receivable at March 31, 2012 follows:

		Commercial		Real Estate	Real Estate
In thousands	Total	and Industrial	SBA	Owner Occupied	Non Owner Occupied
Risk rated—pass	$170,723	$39,266	$8,284	$73,536	$49,637
Risk rated—special mention (loan weaknesses noted which could lead to loan loss)	4,668	93	41	2,243	2,291
Risk rated—substandard or doubtful (loans with significant weaknesses that could, or has, result in loan losses)	4,812	1,387	319	1,890	1,216

Total loans at the end of the period	$180,203	$40,746	$8,644	$77,669	$53,144

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

There was no activity regarding Other Real Estate owned (ORE) for the three months ended March 31, 2012.

In thousands	Total	Commercial Property	Residential Property
Balance March 31, 2012	$4,232	$3,020	$1,212

Number of properties	5	3	2

Investment Portfolio. At March 31, 2012, December 31, 2011 and March 31, 2011, the Company had no investments in securities other than investments in Federal Reserve Bank stock as required by regulation and stock in two banker’s banks, which are restricted stocks The Company is maintaining its liquid assets in its account at the Federal Reserve and fully FDIC insured certificates of deposits in other financial institutions for safety and liquidity purposes. The Company will make additional investments when interest rates have increased and the Company has sufficient excess liquidity. The following table provides information regarding the composition of the Company’s investment securities portfolio at the dates indicated.

	Investment in Stocks
	March 31, 2012		December 31, 2011
In thousands	Amount	Percent	Amount	Percent
Investments in stocks, at cost;
Federal Reserve Stock	$465	91.36%	$465	91.36%
Corporate equities	44	8.64%	44	8.64%

Total stocks	$509	100.00%	$509	100.00%

As there is no readily determinable fair value for these securities, they are carried at cost less any other-than-temporary-value-impairment (OTTI).

Deposits and Liquidity. The Company currently has no business other than that of the Bank and does not currently have any material funding commitments unrelated to that business. The Bank’s principal sources of funds for loans, investments and general operations are deposits from its primary market area and the national CD market, principal and interest payments on loans, and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans, the payment of maturing deposits, and the payment for checks drawn upon it. The Bank’s most liquid assets are cash and cash equivalents, which are comprised of cash on hand and amounts due from other financial institutions including the Federal Reserve. The levels of such assets are dependent on the Bank’s lending, investment and operating activities at any given time. The variations in levels of liquid assets are influenced by deposit flows and loan demand, both current and anticipated.

The Company’s deposits consist of demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposit. These accounts provide the Company with a relatively stable source of funds. The Company generally targets larger deposit relationships by offering competitive interest rates on certificates of deposit of $75 thousand or more in our local markets. Deposits from the local market areas are supplemented with out-of-area deposits comprised of funds obtained through the use of deposit listing services (national market certificates of deposit), deposits obtained through the use of brokers and through the Certificates of Deposit Account Registry Service (CDARS) program. As a result, a substantial portion of our deposits, 19.5% at March 31, 2012 and at December 31, 2011 and 23.1.2% at March 31, 2011, are comprised of certificate of deposit accounts of $100 thousand or more. Total certificates of deposit represent 63.4% of deposits at March 31, 2012 and 62.7% of deposits at December 31, 2011 and 68.2% of deposits at March 31, 2011.

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

At March 31, 2012, deposits totaled $179.2 million as compared to $182.6 million at December 31, 2011. The $3.4 million decrease in deposits resulted from the $2.4 million decrease in noninterest bearing deposits, the decrease of $0.9 million in the amount of certificates of deposit and the $0.1 million decrease in other deposits. There were $34.9 million and $35.2 million of brokered certificates of deposit at March 31, 2012 and December 31, 2011, respectively. Included in these brokered deposits at March 31, 2012 are $8.1 million of certificates of deposits received in exchange for the placement of the Company’s customers’ deposit funds with other financial institutions under the CDARS program. Included in deposits are deposits of officers and directors (and their affiliated entities) of $11.5 million at March 31, 2012.

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

Deposits are summarized below as of dates indicated:

	March 31,	%	December 31:
In thousands	2012	Change	2011	2010	2009
Non-interest bearing deposits	$29,145	(7.7%)	$31,586	$23,760	$21,024
Interest bearing deposits:
NOW accounts	389	(5.4%)	411	1,279	$309
Money Market accounts	7,413	0.9%	7,350	8,824	7,841
Savings accounts	28,690	(0.1%)	28,714	22,962	10,379
Certificates of deposit accounts:
Less than $100,000	78,654	(0.4%)	78,965	79,209	71,593
$100,000 or more	34,947	(1.8%)	35,582	44,076	67,499

Total interest bearing deposits	150,093	(0.6%)	151,022	156,350	157,621

Total deposits	$179,238	(1.9%)	$182,608	$180,110	$178,645

The table below shows the maturities of certificates of deposit:

	March 31, 2012		December 31, 2011
In thousands	CDs of $100,000 or more	All CDs	CDs of $100,000 or more	All CDs
Three months or less	$12,387	$27,638	$4,543	$19,164
Over three months to six months	6,198	20,276	10,580	22,960
Over six months to twelve months	7,855	28,882	9,372	29,623
Over twelve months through three years	8,255	32,169	10,945	38,165
Over three years	252	4,636	142	4,635

Total	$34,947	$113,601	$35,582	$114,547

The table below shows the source of the Company’s certificate of deposits as well as the amount equal to or greater than $100,000 at March 31, 2012:

In thousands	CDs with balances of less than $100,000	CDs with balances of $100,000 or greater	Total
Source
Local markets	$5,253	$19,501	$24,754
National market	53,949	—	53,949
CDARS program:
Customers’ funds	231	7,802	8,033
Proprietary funding	1,700	7,644	9,344
Other brokered funds	17,521	—	17,521

Total	$78,654	$34,947	$113,601

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

The Company’s short term liquid assets of cash and cash equivalents were $20.2 million, or 9.9% of assets, and $17.8 million, or 8.6%, of assets at March 31, 2012 and December 31, 2011, respectively. Growth in deposits will be required to fund any loan growth. Accordingly, the Company intends to maintain a competitive posture in its deposit interest rate offerings. While adequate liquidity is imperative, excess liquidity has the effect of a lower interest margin, as funds not invested in loans are placed in short-term investments that earn significantly lower yields.

The Company has available unsecured credit facilities for short-term liquidity needs from financial institutions of $8.5 million at March 31, 2012 and December 31, 2011. There were no borrowings outstanding under these credit arrangements at during 2012 or 2011.

The Company believes its levels of liquidity are adequate to conduct the business of the Company and Bank.

OFF-BALANCE SHEET ARRANGEMENTS

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments for which collateral is deemed necessary. The Company has not been required to perform on any financial guarantees and has not recorded or incurred any losses on its commitments. The issuance of letters of credit is not a significant activity of the Company. Outstanding letters of credit at March 31, 2012 and December 31, 2011 totaled $1.1 million.

Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. These commitments include commitments to lend funds as well as un-advanced loan funds. These commitments at March 31, 2012 totaled $36.7 million and $34.6 million at December 31, 2011. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

With the exception of these off-balance sheet arrangements, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

CAPITAL ADEQUACY

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At March 31, 2012, the Company and the Bank were in full compliance with these guidelines, as follows:

			Minimum Ratios
	March 31, 2012	December 31, 2011	To be “Adequately Capitalized”	To be “Well Capitalized”
Total capital:
Company	14.6%	14.0%	8.0%	N/A
Bank	14.0%	13.3%	8.0%	10.0%
Tier I:
Company	13.3%	12.7%	4.0%	N/A
Bank	12.7%	12.1%	4.0%	6.0%
Leverage Total:
Company	12.0%	11.5%	4.0%	N/A
Bank	11.4%	10.9%	4.0%	5.0%

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

Significant future growth of the Company may be limited because the current level of capital will not support rapid short term growth while maintaining regulatory capital expectations. Loan portfolio growth will need to be funded by increases in deposits as the Company has limited amounts of on-balance sheet assets deployable into loans. Growth will depend upon Company earnings and/or the raising of additional capital.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4—CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

In the normal course of its business, the Company is involved in litigation arising from banking, financial, and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company’s financial condition, operating results or liquidity.

Item 1A—Risk Factors

Not applicable

Item 2—Unregistered Sale of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities. None

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Securities. None

Item 3. —Defaults Upon Senior Securities. None

Item 4—Mine Safety Disclosures

Item 5—Other Information

(a)	Information Required to be Reported on Form 8-K. None

(b)	Changes in Security Holder Nomination Procedures. None

Item 6—Exhibits

Exhibit No.	Description of Exhibits

2	Agreement and Plan of Merger, dated as of December 20, 2011, by and between the Company and Sandy Spring Bancorp, Inc. (1)

3(a)	Certificate of Incorporation of the Company, as amended (2)

3(b)	Bylaws of the Company (3)

10(a)	Employment Agreement between Richard J. Morgan and the Company (4)

10(b)	Employment Agreement between Michael T. Storm and CommerceFirst Bank (5)

10(c)	Extension of Employment Agreement between Richard J. Morgan and the Company (6)

11	Statement regarding Computation of Per Share Income – See Notes to Financial Statements.

21	Subsidiaries of the Registrant -The sole subsidiary of the Registrant is CommerceFirst Bank, a Maryland chartered commercial bank.

31(a)	Certification of Richard J. Morgan, President and CEO

31(b)	Certification of Michael T. Storm, Executive Vice President and Chief Financial Officer

32(a)	Certification of Richard J. Morgan, President and Chief Executive Officer

32(b)	Certification of Michael T. Storm, Executive Vice President and Chief Financial Officer

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Position at March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three month periods ended March 31, 2012 and 2011 (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (iv) the Notes to the Consolidated Financial Statements

(1)	Incorporated by Reference to exhibit 2.1 to Company’s Current Report on Form 8-K filed on December 21, 2011.
(2)	Incorporated by reference to exhibit of the same number filed with the Company’s Registration Statement on Form SB-2, as amended, (File No. 333-91817)
(3)	Incorporated by Reference to exhibit 3.2 to Company’s Current Report on Form 8-K filed on December 21, 2011.
(4)	Incorporated by reference to exhibits 10(c) to the Company’s to Registration Statement on Form SB-2, as amended) (File No. 333-91817)
(5)	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.
(6)	Incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed on January 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCEFIRST BANCORP, INC.

Date: May 1, 2012	By:	/s/ Richard J. Morgan
Richard J. Morgan, President and Chief Executive Officer

Date: May 1, 2012	By:	/s/ Michael T. Storm
Michael T. Storm, Executive Vice President and Chief Financial Officer